Form 10-Q
period 2013-09-30
Advanced Emissions Solutions, Inc.
filed 2013-11-12
CIK 1515156

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $0.001 par value	10,116,719

Part I. – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Advanced Emissions Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2013 and December 31, 2012

(Amounts in thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,707	$9,737
Receivables, net of allowance for doubtful accounts	37,087	11,025
Investment in securities	1,645	1,641
Prepaid expenses and other assets	3,011	2,888
Total current assets	56,450	25,291
Property and Equipment, at cost	56,368	53,542
Less accumulated depreciation and amortization	(12,990)	(8,931)
Net property and equipment	43,378	44,611
Investment in unconsolidated entity	2,494	1,850
Other assets	4,093	3,997
Total other assets	6,587	5,847
Total Assets	$106,415	$75,749
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$11,015	$6,615
Accounts payable to related parties	3,953	5,082
Accrued payroll and related liabilities	2,379	2,569
Line of credit	—	3,000
Current portion of notes payable	570	559
Other liabilities	3,650	5,883
Deposits	—	21,200
Deferred revenue	50,152	4,489
Total current liabilities	71,719	49,397
Long-term Liabilities
Long-term portion of notes payable	1,877	2,305
Deferred revenue	17,235	875
Accrued warranty and other liabilities	1,681	3,309
Total long-term liabilities	20,793	6,489
Total Liabilities	92,512	55,886
Commitments and Contingencies (Note 10)
Temporary Equity—Non-controlling Interest Subject to Possible Redemption	60,000	60,000
Stockholders’ Deficit
Advanced Emissions Solutions, Inc. stockholders’ deficit
Preferred stock: $.001 and no par value per share, respectively; 50,000,000 shares authorized, none outstanding	—	—
Common stock: $.001 and no par value per share, respectively; 100,000,000 and 50,000,000 shares authorized, respectively; 10,116,150 and 10,028,269 shares issued and outstanding, respectively	10	—
Additional paid-in capital	65,479	63,724
Accumulated deficit	(83,521)	(79,765)
Total Advanced Emissions Solutions, Inc. stockholders’ deficit	(18,032)	(16,041)
Non-controlling interests	(28,065)	(24,096)
Total Stockholders’ Deficit	(46,097)	(40,137)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$106,415	$75,749

See accompanying notes.

Advanced Emissions Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2013 and 2012

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Refined coal	$55,838	$70,197	$158,149	$133,722
Emission control	14,498	3,480	35,281	10,209
CO2 capture	4,257	676	8,407	1,153
Total revenues	74,593	74,353	201,837	145,084
Cost of Revenues
Refined coal	39,626	67,269	127,262	121,220
Emission control	11,836	2,683	27,800	7,838
CO2 capture	3,998	444	7,660	643
Total cost of revenues	55,460	70,396	162,722	129,701
Gross Margin before Depreciation and Amortization	19,133	3,957	39,115	15,383
Other Costs and Expenses
General and administrative	8,955	5,173	24,377	12,852
Research and development	976	882	1,900	2,064
Depreciation and amortization	1,433	1,239	4,202	3,444
Total expenses	11,364	7,294	30,479	18,360
Operating Income (Loss)	7,769	(3,337)	8,636	(2,977)
Other Income (Expense)
Net equity in net income from unconsolidated entity	547	232	1,144	400
Other income including interest	169	29	404	170
Interest expense	(194)	(144)	(825)	(1,045)
Other expense	(438)	(848)	(1,846)	(1,601)
Total other income (expense)	84	(731)	(1,123)	(2,076)
Income (Loss) Before Income Taxes and Non-controlling Interests	7,853	(4,068)	7,513	(5,053)
Income Taxes	—	—	—	—
Net Income (Loss) Before Non-controlling Interests	7,853	(4,068)	7,513	(5,053)
(Income) Loss Attributable to Non-controlling Interests	(6,262)	120	(11,269)	(2,613)
Net Income (Loss) Attributable to Advanced Emissions Solutions, Inc.	$1,591	$(3,948)	$(3,756)	$(7,666)
Net Income (Loss) Per Common Share – Basic Attributable to Advanced Emissions Solutions, Inc.	$0.16	$(0.39)	$(0.37)	$(0.77)
Net Income (Loss) Per Common Share – Diluted Attributable to Advanced Emissions Solutions, Inc.	$0.16	$(0.39)	$(0.37)	$(0.77)
Weighted Average Common Shares Outstanding	10,110	10,017	10,079	10,008
Weighted Average Diluted Common Shares Outstanding	10,278	10,017	10,079	10,008

See accompanying notes.

Advanced Emissions Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2013 and 2012

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Advanced Emissions Solutions Stockholders Deficit	Non- controlling Interests	Total Deficit
	Shares	Amount
Balances, January 1, 2012	9,996,144	$63,184	$—	$(66,694)	$(3,510)	$(25,936)	$(29,446)
Stock-based compensation	8,818	103	—	—	103	—	103
Issuance of stock to 401 (k) plan	13,178	292	—	—	292	—	292
Issuance of stock on exercise of options	1,966	21	—	—	21	—	21
Distributions to non-controlling interests	—	—	—	—	—	(106)	(106)
Expense of stock issuance and registration	—	(22)	—	—	(22)	—	(22)
Net income (loss)	—	—	—	(7,666)	(7,666)	2,613	(5,053)
Balances, September 30, 2012	10,020,106	$63,578	$—	$(74,360)	$(10,782)	$(23,429)	$(34,211)
Balances, January 1, 2013	10,028,269	$—	$63,724	$(79,765)	$(16,041)	$(24,096)	$(40,137)
Stock-based compensation	65,264	—	1,295	—	1,295	—	1,295
Issuance of stock to 401 (k) plan	14,429	—	365	—	365	—	365
Issuance of stock on exercise of options	8,188	—	105	—	105	—	105
Distributions to non-controlling interests	—	—	—	—	—	(15,238)	(15,238)
Conversion of par from no par value per share to $.001 per share (see Note 1)	—	10	(10)	—	—	—	—
Net income (loss)	—	—	—	(3,756)	(3,756)	11,269	7,513
Balances, September 30, 2013	10,116,150	$10	$65,479	$(83,521)	$(18,032)	$(28,065)	$(46,097)

See accompanying notes.

Advanced Emissions Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(3,756)	$(7,666)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,202	3,444
Loss on disposal of assets	3	49
Expenses paid with stock, restricted stock and stock options	1,660	395
Net equity in net income from unconsolidated entity	(1,144)	(400)
Non-controlling interest in income from subsidiary	11,269	2,613
Changes in operating assets and liabilities:
Receivables, net	(26,062)	(4,128)
Prepaid expenses and other assets	(219)	(1,164)
Accounts payable	3,271	14
Accrued payroll and related liabilities	(190)	(992)
Deposits	(4,700)	—
Deferred revenue and other liabilities	41,662	1,952
Net cash provided by (used in) operating activities	25,996	(5,883)
Cash Flows from Investing Activities
Investment in securities	(4)	(1,385)
Acquisition of assets of consolidated entity	—	(2,000)
Proceeds from sale of property and equipment	—	32
Capital expenditures for property and equipment	(2,972)	(9,358)
Net cash used in investing activities	(2,976)	(12,711)
Cash Flows from Financing Activities
Net borrowing (repayment) under line of credit	(3,000)	(4,147)
Repayments of notes payable	(417)	—
Loan to unconsolidated entity	500	(500)
Distributions to non-controlling interests	(15,238)	(106)
Exercise of stock options	105	21
Stock issuance and registration costs	—	(22)
Net cash used in financing activities	(18,050)	(4,754)
Increase (Decrease) in Cash and Cash Equivalents	4,970	(23,348)
Cash and Cash Equivalents, beginning of period	9,737	40,879
Cash and Cash Equivalents, end of period	$14,707	$17,531
Supplemental Disclosure of Cash Flow Information:
Stock and stock options issued for services	$1,660	$395
Cash paid for interest	$1,127	$1,328
Deposits transferred to deferred revenue	$16,500	$3,000
Notes payable related to acquisition of intangible assets of consolidated entity	$—	$3,000

See accompanying notes.

Advanced Emissions Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The shareholders of ADA-ES, Inc. (“ADA”) at its 2013 Annual Meeting of Shareholders approved a proposal to reorganize the Company. Effective July 1, 2013, Advanced Emissions Solutions, Inc. (“ADES”), a Delaware corporation, replaced ADA as the publicly-held corporation. The reorganization is more fully described in the proxy statement/prospectus relating to ADA’s Annual Meeting of Shareholders filed with the United States Securities and Exchange Commission (the “SEC”) on April 25, 2013. For further information, see Note 13.

ADES, its direct and indirect wholly-owned subsidiaries ADA, a Colorado corporation, BCSI, LLC, a Delaware limited liability company (“BCSI”), ADA Environmental Solutions, LLC, a Colorado limited liability company (“ADA LLC”) and ADA Intellectual Property, LLC, a Colorado limited liability company (“ADA IP”) (which had no operations during the first nine months of 2013) and ADA’s joint venture interest in Clean Coal Solutions, LLC (“Clean Coal”) are collectively referred to as the “Company”.  As this periodic report pertains to the period ended September 30, 2013, and the reorganization was effective July 1, 2013, the term “Company”, “we”, “us” and “our” means ADA and its subsidiaries and Clean Coal joint venture for the periods through and including June 30, 2013, and ADES and its subsidiaries and Clean Coal joint venture for the periods after June 30, 2013. ADES and its subsidiaries have continued to conduct the business previously conducted by the Company in substantially the same manner as conducted prior to the reorganization.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements include the financial statements of ADES, ADA, BCSI, ADA LLC, ADA IP and Clean Coal. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Reclassifications

Certain amounts have been reclassified from the prior periods to conform to the current period financial statement presentation. Such reclassification had no effect on the net income (loss) reported.

(2) Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Life in Years	As of September 30, 2013	As of December 31, 2012
		(in thousands)
Machinery and equipment	3-10	$10,430	$7,522
Leasehold improvements	2-5	1,192	1,106
Furniture and fixtures	3-7	923	781
RC assets	10	43,823	44,133
		56,368	53,542
Less accumulated depreciation and amortization		(12,990)	(8,931)
Total property and equipment, net		$43,378	$44,611

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Depreciation and amortization	$1,433	$1,239	$4,202	$3,444

(3) Investment in Unconsolidated Entity

Clean Coal Solutions Services, LLC

On January 20, 2010, ADA, together with NexGen Refined Coal, LLC (“NexGen”), an affiliate of NexGen Resources Corporation, formed Clean Coal Solutions Services, LLC (“CCSS”) for the purpose of operating RC facilities. ADA has a 50% ownership interest in CCSS (but does not have management control of it) and ADA’s investment in CCSS, which totaled $2.5 million as of September 30, 2013, includes its share of CCSS income since its formation and is accounted for under the equity method of accounting.

The following schedule shows ADA’s share of net income attributed to CCSS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
ADA’s share of net income attributed to CCSS	$547	$232	$1,144	$400

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

Clean Coal leased two additional RC facilities in 2012, one to an entity related to GS and the other to a third party investor. All agreements included terms and conditions substantially similar to those applicable to the first two leased RC facilities. On February 28, 2013, Clean Coal sold an RC facility to a new third party investor. In July 2013, two additional RC facilities were leased and in October 2013 an additional RC facility was leased to entities related to GS with terms and conditions substantially similar to the terms then in place for the first two leased RC facilities, bringing the total number of RC facilities leased or sold to eight. In addition, Clean Coal currently operates three additional RC facilities for its own account, resulting in its owners’ ability to claim the Section 45 tax credits for the RC produced during those operations.

The Operating Agreement requires NexGen and ADA to each pay 50% of the costs of operating Clean Coal and specifies certain duties that both parties are obligated to perform. Pursuant to an Exclusive Right to Lease Agreement, Clean Coal granted to GSFS the exclusive right to lease additional RC facilities capable of producing up to approximately 12 million tons of RC (the “Target Tons”) per year on pre-established terms.  Clean Coal has entered into lease transactions with GSFS that in the aggregate meet or exceed the Target Tons and as a result the related obligations under the Exclusive Right to Lease Agreement have been satisfied.

Following is unaudited summarized information as to assets, liabilities and results of operations of Clean Coal:

	As of September 30, 2013	As of December 31, 2012
	(in thousands)
Primary assets
Cash and cash equivalents	$6,269	$994
Accounts receivable, net	4,021	3,275
Prepaid expenses and other assets	10,439	2,546
Property, plant and equipment including assets
under lease and assets placed in service, net	38,532	40,096
Primary liabilities
Accounts payable and accrued liabilities	$2,179	$5,728
Accounts payable to related parties	3,953	5,082
Line of credit	—	3,000
Deposits	—	21,200
Deferred revenue, current	32,350	625
Deferred revenue, long-term	17,235	875

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net revenue	$55,838	$70,197	$158,149	$133,722
Net income (loss)	$10,892	$(208)	$19,599	$4,544

Amounts due to CCSS

Clean Coal has recorded accounts payable to CCSS totaling $3.5 million and $3.5 million as of September 30, 2013 and December 31, 2012, respectively, which are included in accounts payable to related parties in the accompanying consolidated balance sheets.

(5) Deferred Revenue and Deposits

Deferred revenue consists of:

•	billings in excess of costs and earnings on uncompleted contracts; and

•	deferred rent revenue related to Clean Coal’s lease and sale of its RC facilities.

Clean Coal Deferred Rent Revenue

Clean Coal has received $39.1 million in prepaid rents related to three RC facilities leased and sold thus far in 2013 that is being recognized as revenue over the terms specified in the related lease agreements.

The following table presents prepaid rents included in deferred revenue in the consolidated balance sheets.

	As of September 30, 2013	As of December 31, 2012
	(in thousands)
Deferred revenue, short-term	$32,350	$625
Deferred revenue, long-term	$17,235	$875

The following table presents total rent revenues recognized and amortization with respect to the prepaid rents.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Rent revenue recognized	$17,296	$11,072	$41,151	$27,053
Amortization of prepaid rent included in amounts above	$7,986	$900	$12,087	$2,700

Clean Coal Deposits

At September 30, 2013, Clean Coal had no remaining deposits compared to $21.2 million in deposits at December 31, 2012 related to amounts received from GSFS for RC facilities which could be leased upon attainment of certain milestones. During the nine months ended September 30, 2013, deposits of $16.5 million were transferred to deferred revenue and $4.7 million was returned to GSFS as it was determined that GSFS would not pursue leases on two particular RC facilities.

(6) Net Income (Loss) Per Share

Basic net income (loss) per share is computed based on the weighted average common shares outstanding in the period. Diluted net income (loss) per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion is anti-dilutive.

All outstanding stock options (see Note 7) to purchase shares of common stock for the nine months ended September 30, 2013 and 2012 and for the three months ended September 30, 2012 were excluded from the calculation of diluted shares, as their effect is anti-dilutive.

(7) Stock-Based Compensation

The Company currently has several stock and option plans, including the 2005 Directors’ Compensation Plan (the “2005 Plan”), the Amended and Restated 2007 Equity Incentive Plan, as amended (the “2007 Plan”), the Amended and Restated 2010 Non-Management Compensation and Incentive Plan, as amended (the “2010 Plan”) and the Profit Sharing Retirement Plan, which is a plan qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) as described below. These plans allow the Company to issue stock-based awards, including common stock, restricted stock, stock options and other rights and benefits under the plans to employees, directors and non-employees. As discussed in Notes 1 and 13, effective July 1, 2013, ADES replaced ADA as the publicly held corporation and assumed and adopted these plans and the outstanding awards granted pursuant to the plans.

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

The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals. The number of PSUs that may be earned by a participant is determined at the end of the performance period based on the relative placement of the Company’s total stockholder return (“TSR”) for that period with 75% of the award based on the relative performance of the Company’s TSR performance compared to the respective TSRs of a specified group of 15 peer companies and the remaining 25% based on the Company’s TSR performance compared to the Russell 3000 Index. Compensation expense is recognized for PSU awards on a straight-line basis over the applicable service period based on the estimated fair value at the date of grant using a Monte Carlo simulation model. The valuation model for the PSU award used an average expected volatility of 81.43%, expected dividend yield of 0% and a risk-free interest rate of 0.36%. For the nine months ended September 30, 2013, the Company recorded approximately $364,000 in compensation expense related to the PSU awards. There was unrecognized compensation expense for the PSU awards of approximately $2 million as of September 30, 2013.

Following is a table summarizing the activity under various stock issuance plans for the nine months ended September 30, 2013:

	Stock Issuance Plans
	2007 Plan	401(k) Plan	2010 Plan	Other Stock Plans
Shares available, January 1, 2013	531,764	136,582	298,102	5,065
Evergreen addition	3,213	—	—	—
Restricted stock issued to executives and employees	(27,048)	—	(10,000)	—
Stock issued based on incentive and matching programs to employees	—	(14,429)	—	—
Stock issued to executives, directors and employees	(29,136)	—	(2,354)	—
Forfeited shares	3,274	—	—	—
Balance available, September 30, 2013	482,067	122,153	285,748	5,065

As noted above, 89,578 PSUs were granted that represent a contingent right to receive shares of the Company’s common stock and such shares, if issued, would decrease the available shares in the 2007 Plan.

Expense recognized under the different plans for stock and stock options (excluding PSU awards) for the nine months ended:

	Stock Issuance Plans
	2007 Plan	401(k) Plan	2010 Plan	Other Stock Plan
	(in thousands
September 30, 2013	$1,224	$365	$44	$27
September 30, 2012	$103	$292	$—	$—

Unrecognized expense under the different plans (excluding PSU awards) as of September 30, 2013	$1,859	$—	$372	$—

A summary of the status of the non-vested restricted stock shares for the nine months ended September 30, 2013 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	107,563	$8.26
Granted	37,048	$30.79
Vested	(8,244)	$9.00
Forfeited	(3,274)	$16.99
Non-vested at September 30, 2013	133,093	$17.38

Following is a table of stock option activity for the nine months ended September 30, 2013:

	Employee and Director Options	Weighted Average Exercise Price
Options outstanding, January 1, 2013	185,976	$10.20
Options granted	5,000	$23.85
Options expired	(5,000)	$10.20
Options exercised	(8,188)	$12.83
Options outstanding and exercisable, September 30, 2013	177,788	$10.46

Following is a table of aggregate intrinsic value of stock options exercised and exercisable for the nine months ended September 30, 2013:

	Intrinsic Value	Average Market Price
Exercised, September 30, 2013	$160,900	$32.49

	Intrinsic Value	Market Price
Exercisable, September 30, 2013	$5,735,600	$42.72

Stock options outstanding and exercisable at September 30, 2013 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$8.60	136,063	$8.60	2.3
$13.80 - $15.20	31,725	$14.89	1.9
$19.54 - $23.85	10,000	$21.70	4.2
	177,788	$10.46	2.3

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

(10) Commitments and Contingencies

Lines of Credit

In September 2013, ADA, as borrower, and ADES, as guarantor, entered into a revolving line of credit agreement with a bank for an aggregate principal amount of $10 million that is secured by certain amounts due to ADA from certain Clean Coal RC leases and guaranteed by ADES.  The line of credit is available until September 20, 2014. Covenants in the line of credit include a borrowing base limitation determined based on a percentage of the net present value of ADA’s portion of payments due to Clean Coal from these certain RC leases. Amounts outstanding under the line of credit will bear interest payable monthly at a rate per annum equal to the higher of  5% or the “Prime Rate” (as defined in the agreement) plus 1%.  The line of credit also contains other affirmative and negative covenants, and provides for the issuance of letters of credit provided that the aggregate amount of the letters of credit plus all advances then outstanding do not exceed the calculated borrowing base. There was no outstanding balance under this agreement at September 30, 2013; however, ADA was not in compliance with a certain equity covenant as calculated using a specific formula. The bank agreed to defer declaring a default based upon that calculation and is in the process of amending the definition and formula for this covenant which should enable the Company to be in compliance with the amended covenant in future periods.

Clean Coal has a revolving line of credit with a bank for $15 million secured by the equity interests and proceeds related to such equity interests of each subsidiary owned by Clean Coal. In January 2013, the revolving line of credit agreement was amended to provide a $2 million revolver with any borrowings under the amended agreement due on December 31, 2013. The increased commitment is secured by the equity interests and proceeds related to such equity interests of each subsidiary owned by Clean Coal. There was no outstanding balance under this agreement at September 30, 2013.

Retirement Plan

The 401(k) plan covers all eligible employees of ADA and the Company makes matching contributions to the plan in the form of cash and its common stock. Such contributions are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Matching contributions in stock	$120	$95	$365	$292
Matching contributions in cash	—	—	—	—
Total	$120	$95	$365	$292

Performance Guarantees on Emission Control Systems

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

The changes in the carrying amount of the Company’s performance guaranties are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$936	$562	$668	$547
Performance guaranties accrued	140	37	422	54
Expenses paid	(1)	(27)	(15)	(29)
Ending balance	$1,075	$572	$1,075	$572

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

Arbitration Award Liabilities

As previously reported in various filings, ADA had been engaged in litigation with Norit Americas, Inc. and Norit International N.V. f/k/a Norit N.V. (“Norit”). The Norit lawsuit initially filed in Texas was moved to arbitration, and on April 8, 2011, the arbitration panel issued an interim award holding ADA liable for approximately $37.9 million for a non-solicitation breach of contract claim and held ADA and certain other defendants liable for royalties of 10.5% for the first three years beginning in mid-2010 and 7% for the following five years based on adjusted sales of activated carbon from the Red River plant. The Company recorded $437,000 and $1.8 million in royalty expense for the three and nine months ended September 30, 2013, respectively, and $801,000 and $1.5 million for the three and nine months ended September 30, 2012, respectively, which are included in other expense in the consolidated statements of operations related to this award.

On August 29, 2011, ADA and Norit entered into a settlement agreement whereby ADA paid a lump-sum payment to Norit totaling $33 million on August 30, 2011. In addition, ADA agreed to pay an additional $7.5 million over a three-year period commencing on June 1, 2012, payable in three installments without interest of $2.5 million. Under the terms of the settlement agreement, ADA is also required to pay the royalty noted above and a lesser royalty on certain treated activated carbons. Payments of amounts due under the royalty award for each quarter are payable three months after such quarter ends. On October 18, 2011, the arbitration panel endorsed and confirmed the terms of the settlement agreement. The Company has accrued a current liability as of September 30, 2013 of $2.9 million which is included in other liabilities related to this agreement.

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

The Company has provided a full valuation allowance against the net deferred tax assets of $49.8 million and $39.5 million as of September 30, 2013 and December 31, 2012, respectively, to reflect the estimated amount of deferred tax assets that may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers both positive and negative evidence and tax planning strategies in making this assessment.

(12) Business Segment Information

The following information relates to the Company’s three reportable segments: Refined coal (“RC”), Emission control (“EC”) and CO2 capture (“CC”).

All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies and the U.S Government.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenue
RC
Coal sales	$35,568	$59,021	$112,298	$106,533
Rental and other income	20,270	11,176	45,851	27,189
	55,838	70,197	158,149	133,722
EC
Systems and equipment	12,094	2,299	29,534	6,456
Consulting and development	2,150	968	5,174	3,162
Chemicals	254	213	573	591
	14,498	3,480	35,281	10,209

CC	4,257	676	8,407	1,153
Total	$74,593	$74,353	$201,837	$145,084
Segment profit
RC	$15,328	$2,672	$28,915	$11,860
EC	2,091	(147)	5,449	30
CC	(784)	(67)	(1,180)	11
Total	$16,635	$2,458	$33,184	$11,901

A reconciliation of the reported total segment profit to net income (loss) for the periods shown above is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Total segment profit	$16,635	$2,458	$33,184	$11,901
Non-allocated general and administrative expenses	(7,433)	(4,556)	(20,346)	(11,434)
Depreciation and amortization	(1,433)	(1,239)	(4,202)	(3,444)
Other income including interest	169	29	404	170
Interest expense	(194)	(144)	(825)	(1,045)
Other expense	(438)	(848)	(1,846)	(1,601)
Net equity in net income of unconsolidated entity	547	232	1,144	400
(Income) loss attributable to non-controlling interests	(6,262)	120	(11,269)	(2,613)
Net income (loss) attributable to Advanced Emissions Solutions, Inc.	$1,591	$(3,948)	$(3,756)	$(7,666)

Non-allocated general and administrative expenses include costs that benefit the business as a whole and include but are not limited to accounting and human resources staff, information systems costs, facility costs, insurance, legal fees, audit fees and corporate governance expenses.

(13) Reorganization

At ADA’s 2013 Annual Meeting of Shareholders, its shareholders approved a proposal to reorganize the Company. Effective July 1, 2013, ADES replaced ADA as the publicly-held corporation. The reorganization is more fully described in the proxy statement/prospectus relating to ADA’s 2013 Annual Meeting of Shareholders filed with the SEC on April 25, 2013.

As a result of the reorganization:

—

Each outstanding share of ADA’s common stock automatically converted into one share of common stock of ADES and the shareholders of ADA became stockholders of ADES on a one-for-one basis, holding the same number of shares in and the same ownership percentage of ADES after the reorganization as they held in and of ADA prior to the reorganization.

—

ADES’s Second Amended and Restated Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value per share of $0.001 and 50,000,000 shares of preferred stock, par value per share of $0.001. The additional authorized shares of common stock enable the Company to issue additional common stock to raise capital expeditiously and economically for its ongoing operational needs and could be used for other purposes when the Board of Directors and management believe that such issuance is appropriate.

—	ADA became a wholly-owned subsidiary of ADES.

—	All direct subsidiaries of ADA became indirect subsidiaries of ADES.

—

Each outstanding option to acquire shares of ADA’s common stock became an option to acquire an identical number of shares of ADES’s common stock with substantially the same terms and conditions as before the reorganization.

—

Each outstanding PSU, which prior to the reorganization represented the right to receive shares of common stock of ADA, became a PSU with the right to receive an identical number of shares of ADES’s common stock with substantially the same terms and conditions as before the reorganization.

—

The management and business operations of ADA did not change.  Certain executive officers of ADA are also executive officers of ADES. We believe this simplified top-level management structure best serves ADES and allows for continued growth.

—	The publicly traded company became subject to Delaware law.

—	ADES’s common stock became listed on the NASDAQ under “ADES”, ADA’s previous symbol, and ADA’s stock ceased trading on the NASDAQ.

—	The reorganization into a holding company structure is treated as a merger of entities under common control for accounting purposes.

—	The primary objectives of the Reorganization into a Delaware holding company structure include:

	o	to better align our corporate structure with our business operations;

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 that involve risks and uncertainties. Words or phrases such as “anticipates,” “believes,” “hopes,” “expects,” “intends,” “plans,” the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	the scope and impact of mercury and other regulations or pollution control requirements, including the impact of the final Mercury and Air Toxics Standards (“MATS”);

(b)	expected growth in and potential size of our target markets;

(c)	expected supply and demand for our products and services;

(d)	the effectiveness of our technologies and the benefits they provide;

(e)	the timing of awards of, and work and related testing under, our contracts and agreements and their value;

(f)

expected production levels at our refined coal (“RC”) facilities, when those RC facilities will be placed into continuous operation and subsequently leased and sold, when our M-Prove™ technology will be operating at all of the RC facilities, the expected use of the tax credits under Section 45 of the Internal Revenue Code (“Section 45 tax credits”) generated by the RC facilities and the expected future value of Section 45 tax credits;

(g)	our ability to profitably sell and/or lease additional RC facilities or recognize the tax benefits from their operations;

(h)

timing and amounts of or changes in future revenues, funding for our business and projects, margins, expenses, earnings, tax rate, cash flow, royalty payments, working capital, liquidity and other financial and accounting measures;

(i)

the materiality of any future adjustments to previously recorded revenue as a result of Department of Energy (“DOE”) audits and the amount of contributions from the DOE and others towards planned project construction and demonstrations; and

(j)	whether any legal challenges or Environmental Protection Agency (“EPA”) actions will have a material impact on the implementation of the MATS or other regulations and on our ongoing business.

The forward-looking statements included in this Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, timing of new and pending regulations and any legal challenges to or extensions of compliance dates of them; the government’s failure to promulgate regulations or appropriate funds that benefit our business; changes in laws and regulations, accounting rules, prices, economic conditions and market demand; impact of competition; availability, cost of and demand for alternative energy sources and other technologies; technical, start up and operational difficulties; inability to commercialize our technologies on favorable terms; our inability to ramp up our operations to effectively address recent and expected growth in our business; loss of key personnel; failure to satisfy performance guaranties; the failure of the RC facilities operated, leased or sold by Clean Coal Solutions, LLC (“Clean Coal”) to continue to produce coal that qualifies for Section 45 tax credits; amendment or termination of the leases or other agreements related to such RC facilities; rulings by the courts on, interpretations by the IRS and other official pronouncements on tax credit regulations adverse to our RC business; decreases in the coal available for treatment at Clean Coal’s RC facilities; utility plant outages; adverse weather conditions; seasonality; failure to sell or lease the RC facilities; inability to put into permanent operation our available RC facilities and obtain necessary agreements and permit; availability of raw materials and equipment for our businesses; intellectual property infringement claims from third parties; as well as other factors relating to our business, as described in our filings with the U.S. Securities and Exchange Commission (“SEC”), with particular emphasis on the risk factor disclosures contained in those filings and in Item 1A of our Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements made in this report, and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Overview

Pursuant to an Agreement and Plan of Merger, Advanced Emissions Solutions, Inc. (“ADES”), a Delaware company incorporated in 2011, replaced ADA-ES, Inc. (“ADA”) as the publicly-held corporation effective July 1, 2013.  As this periodic report pertains to the period ended September 30, 2013, the term “we”, “us” and “our” means ADA for the periods through and including the period ended June 30, 2013, and ADES for the periods after June 30, 2013. For further information on the reorganization, see Note 13 of the Notes to Consolidated Financial Statements included in Part I, Item 1of this Quarterly Report on Form 10-Q and the proxy statement/prospectus relating to ADA’s Annual Meeting of Shareholders filed with the SEC on April 25, 2013.

The Company serves as the holding entity for a family of companies that provide emissions solutions to customers in the power generation and other industries. Through its subsidiaries and joint ventures, the Company is a leader in clean coal technologies and associated specialty chemicals, primarily serving the coal-fueled power plant industry. Our proprietary environmental technologies and specialty chemicals enable power and coal-fired plants to enhance existing air pollution control equipment, minimize mercury and other emissions, maximize capacity and improve operating efficiencies to meet the challenges of existing and pending emission control regulations. We have three operating segments: RC (refined coal), EC (emission control) and CC (CO2 capture research and development).

The RC segment includes revenues from the lease or sale of RC facilities and RC sales which approximate the cost of raw coal acquired for RC facilities operated for Clean Coal’s own account. The EC segment includes revenue from the supply of emissions control systems including activated carbon injection (“ACI”) systems to control mercury, dry sorbent injection (“DSI”) systems to control SO2, SO3 and HCl and electrostatic precipitator (“ESP”) liquid flue gas conditioning systems, the licensing of certain technology and provision of proprietary chemicals and consulting services. The CC segment includes revenue from projects relating to the CO2 capture and control market including projects co-funded by government agencies, such as the DOE and industry supported contracts.

Our RC segment generates revenues through the lease or sale of RC facilities that produce RC to qualify for Section 45 tax credits to third party investors, as well as operating RC facilities and keeping the tax credits for our own and our partners’ accounts. To date, 28 RC facilities have been “placed-in-service” through Clean Coal, ADA’s RC joint venture with NexGen Refined Coal, LLC (“NexGen”), an affiliate of NexGen Resources Corporation, and with GSFS Investments I Corp. (“GSFS”), an affiliate of The Goldman Sachs Group, Inc. (“GS”). Unless Congress again extends the placed-in-service deadline for such RC facilities, which has passed, we have no ability to place any more RC facilities into service.

The primary drivers for many of our EC products and services are environmental laws and regulations impacting the electric power generation industry and other coal users. Environmental regulations, such as the 1990 Clean Air Act Amendments, the MATS regulations, various Maximum-Achievable Control Technology (“MACT”) standards including the Industrial Boiler MACT (“IBMACT”) regulations, the Cement MACT regulation, various state regulations and permitting requirements for coal-fired power plants are requiring electric power generators and others to reduce emissions of pollutants, such as particulate matter, SO2, NOx, mercury and acid gases. We are a leading industry provider of mercury control equipment and services, which includes ACI systems and chemical additives, to the EC market whose commercial equipment component first began in 2005 when several individual states began to require limits on mercury emissions. We also offer liquid flue gas injection technology to assist in ESP enhancement.  Our liquid flue gas injection technology is innovative because it does not use SO3 injection which can negatively impact mercury capture across the ESP control device.  In addition, we offer DSI systems to control SO2 and acid gases such as HCl and SO3.

We conduct research and development efforts in CO2 separation, capture and control from coal-fired boilers and other process streams that we believe may have future commercial markets. In September 2010, we signed our second significant contract related to CO2 capture with the DOE, for a project that is expected to continue through the end of 2014.  In October 2013, we were awarded two additional DOE contracts related to technology and sorbents to capture CO2 from coal-fired power plants.

Climate change is receiving increasing attention from scientists and legislators. The debate continues as to the extent our climate is changing, the potential causes of this change and its potential impacts. The outcome of any federal and state actions to address global climate change could result in a variety of regulatory programs including new legislation. Until the timing, scope and extent of any future regulations becomes known, we cannot predict the effect on our financial position, operating results and cash flows.

Refined Coal

We are marketing our CyClean TM, M-45TM and M-45-PC™ technologies, services and equipment exclusively through ADA’s joint venture Clean Coal.

Legislation and Regulations

Clean Coal’s primary opportunity is based on the availability of Section 45 tax credits established by the American Jobs Creation Act of 2004, as amended. The 2013 tax credit amounts to $6.59 per ton of RC and is expected to escalate annually through 2021. In December 2009 and October 2010, the IRS issued guidance as to the specifics concerning how the emissions reductions are to be measured and certified to demonstrate compliance necessary for RC production to qualify for the Section 45 tax credits and to address various issues that had arisen. Additionally, the IRS has published a number of PLRs that provide approval to specific taxpayers on matters related to the Section 45 tax credit issues addressed in the PLRs. Although the approval in each PLR only applies to the taxpayer and the specific project mentioned in the PLR, other taxpayers can gain an understanding on how the IRS interprets certain matters based on the conclusions reached in the PLR.

Technology License Agreements

ADA licensed its CyClean technology, on an exclusive basis, to Clean Coal in November 2006. In July 2012 ADA licensed its M-45 technology (the “M-45 License”) to Clean Coal in order to leverage Clean Coal’s operating expertise and take advantage of the other synergies that can be obtained by Clean Coal having the ability to provide and use either the CyClean or M-45 technology.

In addition, the CyClean license and the M-45 License each give Clean Coal, on a limited, non-exclusive, non-transferable, royalty-bearing basis, the right to sublicense (under specified terms to be approved by ADA prior to the sublicense being granted) to limited utilities that purchase or have purchased RC produced using the M-45 technology, the right to use the M-45 technology under certain circumstances for the purpose of “Mercury Only Emission Control”.

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

Pursuant to the M-45 License, we receive royalties equal to (i) a percentage of the per-ton, pre-tax margin from RC produced with the M-45 technologies from leased or sold RC facilities, (ii) a percentage of the Section 45 tax credits claimed by Clean Coal (or a Clean Coal affiliate), or their respective owners, on RC produced by a facility that Clean Coal does not sell or lease to a third party and instead operates to retain the Section 45 tax credits from that facility for its (or an affiliate’s) own benefit, net of all directly allocable operating expenses and all utility payments incurred by Clean Coal (or an affiliate) in connection with the production and sale of such RC, and (iii) a percentage of the revenue, net of all direct expenses, received by Clean Coal as a direct result of Clean Coal’s exercise of the license for Mercury Only Emission Control described above. The income and expense related to these royalties are eliminated in consolidation of the financial results of Clean Coal.

In the third quarter of 2012, ADA made a technological advancement in the M-45 technology that allows it to be effective in “pulverized coal” (“PC”) boilers.  This new RC technology includes a patent pending blended chemical covered under the terms of the M-45 License.  Clean Coal is marketing this product as M-45-PC. The M-45-PC  chemical can be blended by third parties and delivered to the power plant, or, if chemical handling equipment is available, it can be blended by Clean Coal at the site of the RC facility.  The capital required to blend the chemical on-site can be as much as $1 million per RC facility.  However, the resulting reduction in chemical and delivery cost should allow Clean Coal to recoup the capital expenditure, if made, in approximately three months.

Leased and Operating RC Facilities

Clean Coal placed two RC facilities in service prior to the initial placed-in-service deadline of January 1, 2010 and demonstrated the required emission reductions for their RC product to qualify for the Section 45 tax credits. On June 29, 2010, Clean Coal signed agreements to lease these two RC facilities through its wholly owned subsidiaries (the “Lessors”) to GS RC Investments, LLC (“GS RC”). In November and December 2011, Clean Coal, the Lessors and GS exchanged the leased RC facilities at each power plant with newly constructed, redesigned RC facilities which resulted in termination of the original leases and entry into new lease agreements (the “Exchange Transactions”). The two RC facilities are installed at two different power plants in the Midwest each of which operates two cyclone boilers burning Powder River Basin (“PRB”) coal from Wyoming.

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

In March 2013 the parties amended and restated the Exchange Transaction lease agreements to change certain terms and timing of the lease payments. The payments are now fixed, due quarterly in advance and are subject to adjustments for inflation. Each lease has an initial non-cancellable term ending March 2015 and will automatically renew unless terminated at the option of the lessee for successive one-year terms through November 9, 2021 and December 10, 2021, as applicable. Revenues to Clean Coal under the amended lease agreements remained at similar average levels as seen under the prior written agreements during the second and third quarter of 2013. In March 2013, the parties also amended and restated the two Operating and Maintenance Agreements to provide for the payment of a fixed fee instead of variable payments based on the production of RC.

Clean Coal leased a third RC facility in the first quarter of 2012 to another entity related to GS. Clean Coal leased a fourth RC facility to another third party investor during the third quarter of 2012. All agreements included terms and conditions substantially similar to those applicable to the amended leases for the first two leased RC facilities. In February 2013, Clean Coal sold an RC facility to a new third party investor. The structure of the sale was similar to that of the amended leases for the first two leased RC facilities and provided the buyer with the right to require Clean Coal to repurchase the RC facility in certain situations. The terms of the sale included $20 million paid immediately to Clean Coal and a combination of fixed and variable payments going forward. Clean Coal received an additional $5 million in the third quarter of 2013 due to the buyer receiving an applied-for PLR from the IRS.

Clean Coal leased two RC facilities  in July 2013 and an additional RC facility in October 2013 to entities affiliated with GS with terms and conditions substantially similar to the first two leased RC facilities, bringing the total number of RC facilities leased or sold to eight. Clean Coal received more than $14 million in prepaid rents in July and approximately $6 million in prepaid rent in October related to these leases, which will be amortized to revenue over the terms specified in the agreements.

Pursuant to an Exclusive Right to Lease Agreement, Clean Coal granted to GSFS the exclusive right to lease additional RC facilities capable of producing up to approximately 12 million tons of RC (the “Target Tons”) per year on pre-established terms.  Clean Coal has entered into lease transactions with GSFS that in the aggregate meet or exceed the Target Tons and as a result the related obligations under the Exclusive Right to Lease Agreement have been satisfied.

In October 2013, Clean Coal began operating an additional RC facility for its own account. In addition to the seven leased and one sold RC facilities, Clean Coal currently operates three additional RC facilities for its own account, resulting in its owners’ ability to claim the Section 45 tax credits for the RC produced from those operations.

With the seven leased and one sold RC facilities and the three RC facilities currently operated by Clean Coal for its own account, there are currently eleven RC facilities in full-time operations at coal plants that, in the aggregate, have historically burned more than 28 million tons of coal per year. One of Clean Coal’s goals is to place RC facilities at as many plants requiring large amounts of coal as possible. During the third quarter of 2013, RC facilities operated by Clean Coal for its own account produced approximately 1 million tons of RC.

Status of Remaining RC Facilities

Clean Coal plans to retain and operate one or two of the currently operating RC facilities continuously for its own account and in the longer term a number sufficient to claim Section 45 tax credits approximately equal to the anticipated federal tax liability generated by Clean Coal going forward. During the third quarter of 2013, the RC facilities operated for Clean Coal’s account generated $35.6 million in revenues from RC sales which were offset by $35.6 million in raw coal costs and generated $6.8 million in Section 45 tax credits that can be used to offset future tax liabilities of its owners. ADA’s portion of these credits amounts to $2.9 million for the current quarter and year-to-date, ADA’s share of Section 45 tax credits earned was more than $11.5 million. Clean Coal is in negotiations to lease or sell several additional RC facilities with a goal to have all RC facilities in operation by the end of 2014 utilizing the CyClean and M-45 technologies. We have found that getting the RC facilities operating as soon as we complete the contracts with the power company is a necessary step toward finalizing agreements with third party investors. During those initial operations, Clean Coal uses cash flows from leased RC facilities to fund operations, and the Company reports the near-term impact on GAAP results in the form of increased expenses while accruing Section 45 tax credits.

In those cases where Clean Coal chooses to operate an RC facility for its own account, either on an interim basis or for the long-term, it receives the benefit of the Section 45 tax credits from the RC produced at the facility. As part of those operations Clean Coal purchases raw coal, treats the raw coal to produce RC and then sells the RC to the power plant, generally at the same price per ton, recognizing revenue from the RC sale and costs of revenue for the raw coal purchased. These amounts may be significant as the average per ton price for the raw coal purchased and RC sold has historically ranged from $20 to $40 per ton. In those operations Clean Coal also pays, recognizing as an expense, and may also deduct for tax purposes, operational costs, a fee to the utility for coal handling and a fee for the land used to site the RC facility. For the RC facilities that Clean Coal operates for its own account, it incurs operating expenses of approximately $3 per ton of coal treated and generates approximately $7.50 per ton in total tax benefits.

In those cases where Clean Coal chooses to lease or sell an RC facility to a third party investor, once the final utility site and the third party investor have been determined, it may take as much as six to twelve months to obtain environmental permits for full-time operation, secure necessary approvals from state Public Utility Commissions, and negotiate and complete all necessary contracts.

Because of the complexities of each RC deal and the number of externalities that are outside of our direct control and involvement, the time required to complete any individual RC transaction may be more or less than this general range.

We expect that future transactions for RC facilities not presently operating may be either lease or sale transactions with the purchase price payable over time. Regardless of the form the final transaction structures are expected to provide long-term economic benefits substantially similar to those provided by the prior lease transactions. However, the economics of each facility will be unique as the revenue and expected margins will differ from one RC facility to another depending upon, among other factors, the size of the power plant that the facility serves, the amount of RC produced at the plant and the expenses incurred, including the cost of chemicals, labor costs, negotiated payments to the utility, upfront prepaid rent payments and royalty payments for the license of certain technologies. As is generally the case in these transactions, the sale or lease of the RC facilities involves a relationship between the utility, a third party investor and Clean Coal. By buying or leasing the RC facility and producing RC, the third party investor becomes the producer of RC, receives the benefit of the Section 45 tax credit and is able to deduct depreciation and/or a portion or all of the lease payments. In return it pays, and may also deduct, a portion or all of the fees to the utility for coal handling and land use to site the RC facility and operational costs. In addition, the third party investor pays a mutually agreed rent to Clean Coal for the lease of the RC facility. In the case of a sale, the overall economics of the payments made are substantially similar to the rents paid under the initial leases, as subsequently amended. In addition to the site and coal handling payments, the utility receives the benefit of the resulting mercury and NOx reductions which have an estimated value of $1.00 to $4.00 per ton of RC burned.

Since its inception, we have been considered the primary economic beneficiary of Clean Coal and have consolidated its accounts in our financial statements, but we do not consolidate the accounts of CCSS because NexGen controls the entity pursuant to the operating agreement of the entity. Clean Coal’s total annual contribution to our operating income depends on the utilities’ use of coal in the generation of electricity, which use will likely fluctuate over the term of the Section 45 tax credits. In order to maintain its interest in Clean Coal, ADA is obligated to fund half of its operating costs and capital expenditures.

Our goal is to place into full-time operations the remaining RC facilities as soon as possible with an expectation that all will be in operation by the end of 2014. For the remaining RC facilities, there are a number of possible locations with different sizes and characteristics. As a result, it is difficult to provide explicit guidance at this time as to the timing, location and likelihood of their permanent placement and lease or sale. Each of these sites has its own unique set of circumstances and issues that will likely require some change in operations at the utility or other changes such as technology improvements or switch in coal rank in order for those facilities to begin full time operation. In this regard we have made significant progress in expanding the potential target market by extending our RC technologies beyond cyclone boilers and PRB coals. Clean Coal is in parallel discussions with multiple utilities and investors for the remaining RC facilities, including power plants that have expressed a high level of interest in RC and that collectively burn more than 50 million tons of coal per year. Many of the targeted plants are owned by power companies with multiple target plants and in some cases these power companies have already done Section 45 RC transactions, which we expect will make the process move faster.

Clean Coal is currently operating two RC facilities using the M-45 technology at plants burning Gulf Coast lignite and two RC facilities using the CyClean technology at plants burning North Dakota lignite. In addition, tests have demonstrated the ability to apply these RC technologies to bituminous coals. Clean Coal has successfully tested the M-45-PC technology (which is an improvement to the M-45 technology) and it was certified by an independent professional engineer as eligible for the Section 45 tax credit in late 2012. The ability to use the M-45 technology on PC boilers significantly increases the potential market for locations where the RC facilities could be located. PC boilers represent over 80% of the 1,200 electricity generating boilers in the U.S. and there are several plants where it may be possible to treat greater than five million tons of coal per year with a single RC facility. The tax credit rules further allows us to change the process by which coal is refined and use the RC facilities at plants other than those at which they were originally placed into service. We believe that the first RC facilities using M-45-PC technology could be put into full-time operation in the fourth quarter of 2013. In September 2013, Clean Coal successfully achieved emissions reductions that qualified for Section 45 tax credits for bituminous coals burned in a PC boiler.  This further expands the market for the remaining available RC facilities.

As we expand the market to PC boilers and to bituminous coals, we compete against companies providing an alternative RC technology that uses different chemicals.  Recently we learned that concerns have arisen regarding the use of these alternative chemicals at plants, particularly with regard to their potential to cause or increase corrosion. Industry research groups are conducting tests and advising the industry about the potential issues. The Company has been advised by industry sources that a number of plants where the competing RC technology was installed have stopped treating the coal with those chemicals because of concerns that they were causing problems at the plant. This cessation provides Clean Coal with opportunities to provide the benefits of Clean Coal’s RC technology to those plants and avoid operational problems.  Clean Coal’s RC technologies have not demonstrated corrosion or other operational problems that have prevented its use at any plant.

We believe that once all new and existing RC facilities, other than those retained by Clean Coal and operated for its own account, are leased or sold to third party investors and become fully operational, they will generate annualized segment rental revenues of as much as $300 million; this revenue figure excludes ongoing coal sales and raw coal purchases for RC facilities that Clean Coal is expected to operate in the long-term for its own account. These revenues would be expected to eventually generate over $100 million in segment income to the Company after payments to joint venture partners, which amount excludes an estimated $40 million in Section 45 tax credits (the Company’s share) to be generated by RC facilities operated by Clean Coal. The projected segment revenue and income are expected to continue through 2021.

From now through 2014, we expect leases and sales of new RC facilities to generate significant cash receipts from prepaid rent and upfront purchase price payments for Clean Coal. For the RC facilities that it retains and operates for its own account, Clean Coal will record operating costs, coal sales and costs of coal that may be significant. This will result in increased expenses and revenues over and above the increased revenue recognized from the lease and sale of additional RC facilities and will reduce gross margin as a percent of total revenues. The ultimate benefit from these retained RC facilities is derived from the tax benefits they generate which amounts to approximately $7.50 per ton of RC produced.

Emission Control

Power companies continue to procure ACI and DSI systems to comply with new emission regulations and the Company is currently maintaining its market leading positions in both ACI and DSI awards. We also continue to receive requests to evaluate mercury and acid gas control options at a number of plants. We expect to see additional ACI and DSI revenues as contracts are awarded on the outstanding proposals (see discussion below).

Legislation and Environmental Regulations

On December 16, 2011 the EPA issued the MATS rule, a MACT-based hazardous pollutant regulation applicable to coal and oil-fired electric utility steam generating units (“EGU”), which provides for, among other provisions, control of mercury and volatile metals such as arsenic, selenium and control of acid gases such as HCl and other Hazardous Air Pollutants (“HAPs”). It took effect on April 16, 2012. The EPA issued the final rule for new source standards on March 28, 2013 although it is currently reconsidering certain aspects of the MATS relating to certain startup and shutdown issues and new source standards due to various lawsuits. We believe these lawsuits will not impact our ongoing business, which is focused on existing sources of HAPs.

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

The final IBMACT rule, which was published on January 31, 2013, could impact over 600 existing coal-fired industrial boilers, which have until January 31, 2016 to comply. The final emission limit of 5.7 pounds of mercury per trillion BTU of heat input for existing and 0.80 pounds per trillion BTU of heat input for new coal-fired industrial boilers on average requires approximately 50% capture of mercury from coal-fired boilers burning various coals. However, we believe the final IBMACT could significantly increase the market for DSI systems when considering the requirements to also limit HCl emissions to levels of 0.022 pounds per million BTU. We have recently seen an increase in the inquiries for DSI systems in this market.

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

On December 15, 2009, the EPA issued an endangerment finding that triggered a Clean Air Act requirement that the agency regulate CO2 emissions from stationary sources such as power plants. Industry and states have filed an extensive consolidated litigation before the U.S. Court of Appeals for the District of Columbia Circuit challenging numerous aspects of EPA’s Greenhouse Gas (“GHG”) rules. The court is considering arguments regarding the EPA’s guidance memo on the timing of GHG regulations, such as when GHGs become a “regulated pollutant” under the Clean Air Act and thus if and when New Source Review and Prevention of Significant Deterioration regulations would apply. On March 27, 2012, the EPA proposed its first new source performance standards for CO2 emissions from new power plants as a result of a separate settlement with states and environmental groups in 2010. In June 2013, the EPA released draft guidelines and standards for liquid effluents generated by power plants that define acceptable limits for effluents that are primarily generated in a plant’s air pollution control equipment.  In September 2013, the EPA announced draft regulations related to carbon emissions on new coal-fired power plants with draft regulations for existing plants scheduled for release by June 2014.  We believe that these regulations create an opportunity for the Company to continue to develop technologies to address the long-term needs of our customers to reduce CO2 and stabilize effluents from their existing and new plants. These regulations and restrictions on liquid effluents are expected to generate a continuous market that is estimated to begin in the 2017-2018 time-frame for technologies to reduce liquid effluents and stabilize the resulting concentrated mixtures.

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

In order to meet the expected demand in the ACI and DSI markets, on August 31, 2012, ADES’s wholly owned subsidiary BCSI, LLC (“BCSI”) acquired the assets of Bulk Conveyor Specialist Inc., a leading privately held fabricator and supplier of DSI systems and other material handling equipment, and Bulk Conveyor Services, Inc. (together, “Bulk Conveyor”). This acquisition provided us with the capacity, experience and resources to provide customers with additional solutions for emissions compliance.

Since 2005, we have completed or are in the process of executing awarded projects for greater than 100 ACI systems intended to control mercury emissions from approximately 115 coal-fired EGU boilers. The ACI and DSI capital equipment we provide for the larger utility coal-boilers generally ranges from approximately $600,000 to $2 million per coal-fired boiler unit and in total we expect the MATS rule to create a market in excess of $1 billion for the combined market for ACI and DSI systems. DSI systems provide a low CAPEX alternative to scrubbers for meeting certain provisions of the MATS. The EPA predicts that about 200 DSI systems will be sold by 2015.

Since the MATS market commenced in 2011, ADA has won or received letters of intent to award contracts currently valued at approximately $105 million for ACI and DSI systems, with most of these systems scheduled to be delivered by the end of 2014. There has been indication that some generators have obtained extensions for MATS compliance, which could result in the consummation of these sales being extended for an additional one to two years. As an indication of progress in the development of this market, the Company is in discussion on or submitting bids on approximately $120 million of ACI and DSI systems.

Mercury Control Additives

Another ADA mercury-only coal treatment technology (formerly referred to as Enhanced Coal) is in the initial stages of being marketed by the Company as M-Prove to meet mercury requirements currently existing in 19 states and the MATS requirements set to go into effect in 2015. Since 2004, we have been working with Arch Coal to explore certain unique characteristics of some types of coals mined by Arch Coal that allow the coal to be burned with lower mercury emissions. We believe that a technical breakthrough that involves the application of proprietary chemicals to Western coals such as PRB reduces emissions of mercury when this pre-combustion additive is burned at power plants. We believe M-Prove technology may provide a benefit to the customer of up to $4 per ton of coal burned when used on Western coals, of which U.S. power plants burn up to 600 million tons per year.

We provide M-Prove technology through two channels – (1) through Arch Coal for use on PRB coal at the mine and (2) through direct coal treatment applied on-site at power plants. In June 2010, we entered into a Development and License Agreement (the “License Agreement”) with Arch Coal giving them an exclusive, non-transferable license to use certain technology through the application of ADA’s proprietary pre-combustion additive to Arch Coal’s PRB mined coal. We expect that use of M-Prove technology will help utilities meet the mercury emissions requirements in the MATS and that the use of M-Prove technology at our RC facilities provides operating data that supports the marketing of M-Prove technology to potentially hundreds of plants outside of our RC business. The initial demonstration of coal treated at the mine and shipped by rail to a power plant produced promising results, and we have completed several additional demonstrations of M-Prove technology at specific power plants. We are encouraged that some utilities are already purchasing equipment to apply chemical additives to their coal, and we expect demand for M-Prove technology to increase in 2015 when additional utilities will be required to control their mercury emissions. While we wait for this market to develop, we are continuing to demonstrate the viability of this technology through its use as the mercury control component of our RC technology.  By the time the MATS market develops for this product, we expect to already have M-Prove technology operating at the 28 RC facilities anticipated to be in operation by that time treating 100 MT/yr of coal for over 50 boilers.

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

The MATS will likely create a market for chemicals to be used for the reduction in mercury emissions for much of the 600 million tons of western coals burned annually. One of the advantages of the chemical used in M-Prove technology is that it does not use bromine which is the basis of many other competing chemical additive technologies. The power industry is beginning to experience corrosion issues in their plants that they attribute to bromine that was used to enhance the capture of mercury. Thus, we have found the industry open to considering a new technology that could help avoid what could be very expensive repairs on the plants. In October 2012 we were awarded the first of what we believe will be a family of patents designed to protect M-Prove technology both in the U.S. and abroad.

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

New Developments

In addition to our commercial products and services, we continue to demonstrate our position as a premier developer of innovative technologies to advance cleaner energy.  For example, we are developing technologies to support coal-fired power plants in meeting the pending effluent limitation guidelines described above.  We have been developing technologies internally and in September 2013, we received a contract from a major utility to support the demonstration of our technology to stabilize effluents from power plants.

CO2 Capture

Based on the recent EPA announcements described above we expect that CO2 capture and other technologies will be required to control CO2 emissions from coal-fired power plants in the future. We see this as an opportunity and continue to develop technologies to address the long-term needs of our customers to reduce CO2 from their existing and new plants, and from industrial process streams.

In 2010 we began the first field tests of our CO2 control technology on a $3.8 million program co-funded by the DOE, as well as several major utility companies. The initial results at a plant confirmed the promising performance we had demonstrated in our laboratory. The pilot plant was moved to another plant for additional testing.

In October 2010, we began work on a second major CO2 project which is expected to run through the end of 2014 to develop a full-scale conceptual design and validate the design at the pilot-scale, which is a key step in the technology development process. We are the prime contractor for the approximately $20.5 million project (including expected contributions by other industry partners) administered by the DOE’s National Energy Technology Laboratory which is providing $15 million of the funding. The project provides funding to advance our commercialization plan for regenerable solid-sorbent technology.

In June 2012, we initiated the fabrication and construction phase for the pilot plant which will treat a slipstream of flue gas equivalent to that generated from producing one megawatt of electricity with testing expected to begin in the third quarter of 2014. We anticipate that DOE funded CO2 programs will continue to represent an important component of the revenue stream of the Company over the next several years. We are considering different potential future commercial markets for carbon capture technology including producing CO2 for use in enhanced oil recovery. This technology appears to offer potential cost and energy advantages over competing liquid-solvent-based technologies.

In October 2013, we were awarded two additional DOE contracts with a combined value of $1.6 million related to technology to capture CO2 from coal-fired power plants. One program will be focused on reducing operating costs of a carbon capture plant based on ADA’s technology by managing energy demands and recovering heat from other processes.  The second program is focused on evaluating a sorbent made with aerogels, a material that has significantly different thermal properties than other sorbents.  Both programs are designed to enhance the energy efficiency of the carbon capture process.

Results of Operations – 3rd Quarter and YTD 2013 versus 3rd Quarter and YTD 2012

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

The following table presents consolidated revenues, cost of revenues, gross margin and related percentages and changes (in thousands except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenues	$74,593	$74,353	$240	0%	$201,837	$145,084	$56,753	39%
Cost of revenues	55,460	70,396	(14,936)	(21)%	162,722	129,701	33,021	25%
Gross margin	$19,133	$3,957	$15,176		$39,115	$15,383	$23,732
Gross margin percentage	26%	5%		21%	19%	11%		8%

Our revenue increased year-to-date compared to the same period in 2012 and is a result of an increase in activities in all three of our segments. Our year-to-date RC segment revenue increased in 2013 primarily due to the increased rental income from RC facilities we leased or sold to third parties and increased RC sales from other facilities operated by Clean Coal prior to being leased or sold to third parties. We expect overall revenues for 2013 to be higher than those reported in 2012. Our cost of revenues for the quarter decreased primarily due to a decrease in costs of raw coal and operating costs related to RC facilities operated by Clean Coal.

The following table shows RC sales and raw coal purchases and operating costs related to RC produced for Clean Coal’s own account, the consolidated gross margin and gross margin percentage adjusted for such amounts, and related percentages and changes (in thousands except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
RC sales and raw coal purchases	$35,568	$59,021	$(23,453)	(40)%	$112,298	$106,533	$5,765	5%
Operating costs	$3,126	$8,349	$(5,223)	(63)%	$12,602	$15,378	$(2,776)	(18)%

Adjusted revenues	$39,025	$15,332	$23,693	155%	$89,539	$38,551	$50,988	132%
Adjusted cost of revenues	16,766	3,026	13,740	454%	37,822	7,790	30,032	386%
Adjusted gross margin	$22,259	$12,306	9,953		$51,717	$30,761	20,956
Adjusted gross margin percentage	57%	80%		(23)%	58%	80%		(22)%

Gross margins increased in the current periods shown compared to the same periods in 2012. The increase is reflective of the increase in RC facilities leased or sold to third parties and an increase in activity in the EC segment related to the MATS market (see below). If the RC sales and raw coal purchases and operating costs related to RC produced for Clean Coal’s account, which will not continue with respect to any facilities after they are leased or sold, are subtracted from the revenue and cost of revenues, adjusted gross margins would have been significantly higher for all periods. As expected, the decrease in adjusted gross margin is a result of the increase in equipment sales in our EC segment which carries a lower margin than RC revenues.  Adjusted gross profit margin percentage is a non-GAAP financial measure which is used to provide investors with greater transparency with respect to the effect on gross margin from Clean Coal’s operation of certain RC facilities for its own account. We believe this non-GAAP financial measure provides meaningful supplemental information for investors regarding the performance of our business and the effect on gross margin of the operation of these RC facilities by Clean Coal for its own account.

For the near term, we expect the lease and sale of RC facilities to represent an increasing source of revenues, for which the anticipated gross margins are higher than our EC and CC segments. As a result, we expect the gross margin for fiscal year 2013 to be higher than the overall margin realized in 2012.

Refined Coal

The following table presents consolidated revenues, cost of revenues, gross margin, segment profit and related percentages and changes for the RC segment (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Coal sales	$35,568	$59,021	$(23,453)	(40)%	$112,298	$106,533	$5,765	5%
Rental and other income	20,270	11,176	9,094	81%	45,851	27,189	18,662	69%
Total revenue	$55,838	$70,197	$(14,359)	(20)%	$158,149	$133,722	$24,427	18%
Cost of revenues	39,626	67,269	(27,643)	(41)%	127,262	121,220	6,042	5%
Gross margin	$16,212	$2,928	$13,284		$30,887	$12,502	$18,385
Gross margin percentage	29%	4%		25%	20%	9%		11%
Segment profit	$15,328	$2,672	$12,656	474%	$28,915	$11,860	$17,055	144%

The following table presents RC tons produced for leased and operated RC facilities, ADA’s share of Section 45 tax credits generated from facilities operated by Clean Coal and related percentages and changes (in millions, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
RC tons—Facilities leased or sold	5.3	2.8	2.5	89%	11.0	6.9	4.1	59%
RC tons—Facilities operated by Clean Coal	1.0	2.5	(1.5)	(60)%	4.1	3.9	0.2	5%
Total	6.3	5.3	1.0	19%	15.1	10.8	4.3	40%
ADA's share of tax credits generated from facilities operated by Clean Coal	$2.9	$6.8	$(3.9)	(57)%	$11.5	$10.8	$0.7	6%

Revenues decreased in the current quarter and increased year-to-date compared to the same periods in 2012 as a result of the change in coal sales for the respective period. In addition, the decrease in the current quarter is in part due to an RC facility leased in the current quarter that had previously been operated by Clean Coal. The year-to-date increase is reflective of increased rental income from the leased and sold RC facilities and an overall increase in raw coal sales. The increased tonnage related to the leased or sold RC facilities is in part due to the increase in the number of RC facilities leased or sold to third parties.

Clean Coal incurs the operating costs for the RC facilities operated for its own account and retains for its owners the Section 45 tax credits generated from tons produced for its own account. We expect our quarterly revenues to continue to fluctuate based on seasonal variations in electricity demand as well as planned and unplanned outages required by the power plants for equipment repair and maintenance. On an ongoing basis, we expect the eight RC facilities now leased or sold to third party investors to generate more than $85 million in revenue per year now through 2021.

Cost of revenues increased year-to-date compared to the same period in 2012 and is primarily due to the cost of coal acquired to operate RC facilities which cost approximates the revenues realized on its sale as noted above. The decrease in costs of revenues in the current quarter compared to the same quarter in 2012 is primarily due to a lower number of tons processed in the RC facilities operated by Clean Coal. Cost of revenues for the RC segment is expected to decrease as RC facilities continue to be leased or sold and as a result we expect future RC margins for the RC facilities leased or sold to others to be at a level near 95%.

RC segment profits increased for the current periods shown compared to the same periods in 2012 primarily as a result of the additional RC facilities leased and sold during 2013, offset by the costs of operating certain RC facilities for Clean Coal’s own account and one-time transactional costs incurred as we continue to work through moving the placed-in-service facilities to full-time, long-term operations. These amounts are prior to the allocation of such profits to the non-controlling interests of Clean Coal.

Emission Control

The following table presents consolidated revenues, cost of revenues, gross margin, segment profit and related percentages and changes for the EC segment (in thousands except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Systems and equipment	$12,094	$2,299	$9,795	426%	$29,534	$6,456	$23,078	357%
Consulting and development	2,150	968	1,182	122%	5,174	3,162	2,012	64%
Chemicals	254	213	41	19%	573	591	(18)	(3)%
Total revenue	$14,498	$3,480	$11,018	317%	$35,281	$10,209	$25,072	246%
Cost of revenues	11,836	2,683	9,153	341%	27,800	7,838	19,962	255%
Gross margin	$2,662	$797	$1,865		$7,481	$2,371	$5,110
Gross margin percentage	18%	23%		(5)%	21%	23%		(2)%
Segment profit	$2,091	$(147)	$2,238	*	$5,449	$30	$5,419	*

Revenues increased in the current periods shown compared to the same periods in 2012 primarily due to increased sales of ACI and DSI systems, the recognition of revenues for previously awarded sales contracts as well as additional equipment sales revenues resulting from our acquisition of the assets of Bulk Conveyor in August 2012. We expect our EC segment revenues related to ACI and DSI systems to continue to grow significantly as we expect utilities, cement plants and industrial boilers to continue placing orders in response to the MATS and other MACT regulations.

As of September 30, 2013, we had contracts in progress for work related to our EC segment totaling $56.6 million, which we expect to recognize as revenue starting in the last three months of 2013 and the remainder in 2014 and 2015.  Cost of revenues increased for the periods shown compared to the same periods in 2012 primarily as a result of the increased revenue-generating activities from our ACI and DSI system sales. Gross margins decreased for the periods shown compared to the same periods in 2012 due primarily to competitive pricing we have employed to maintain our market share goals and product mix. We expect the gross margin percentage for our EC segment for 2013 and into 2014 will approximate 20%.

EC segment profits increased for the current periods shown compared to the same periods in 2012 primarily due to the increased levels of business from recent contract awards.

CO2 Capture

The following table presents consolidated revenues, cost of revenues, gross margin, segment profit and related percentages and changes for the CC segment (in thousands except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenue	$4,257	$676	$3,581	*	$8,407	$1,153	$7,254	*
Cost of revenues	3,998	444	3,554	*	7,660	643	7,017	*
Gross margin	$259	$232	$27	*	$747	$510	$237	*
Gross margin percentage	6%	34%			9%	44%
Segment profit	$(784)	$(67)	$(717)	*	$(1,180)	$11	$(1,191)	*

Revenues increased for the current periods shown compared to the same periods in 2012 primarily due to increased activities in these projects. We had outstanding DOE contracts, including anticipated industry cost share in progress totaling $4.3 million as of September 30, 2013. We expect to recognize approximately $1.2 million from these contracts during the remainder of 2013 if the anticipated schedule of activities is maintained. We are seeking additional cost share participants for the remaining work under the contracts.

Cost of revenues increased for the current periods shown compared to the same periods in 2012 and is primarily related to the increase in work being performed under these projects. We record our estimated cost share portion of the DOE contracts as research and development (“R&D”) expense. The margin amounts shown are net of that allocation to R&D expense. The decrease in gross margin percentage in 2013 is due primarily to the increase in the use of subcontractors and purchasing of equipment, both of which typically have lower cost mark-ups than our internal labor under these contracts. Lower cost share participation from third parties also contributed to higher costs and lower margins. We expect the overall gross margin for the CC segment for fiscal year 2013 to be lower than the levels achieved in 2012, due to our likely share of costs and the mixture of direct costs (labor versus equipment and subcontractors) and indirect costs associated with this segment.

CC segment profits decreased for the current periods shown compared to the same periods in 2012 primarily the result of limited cost share participation by others so far this year and use of subcontractors and purchasing of equipment for the construction of the pilot-scale technology validation unit required to further develop our CO2 capture technology.

Our contracts with the government are subject to audit by the federal government, which could result in adjustments to previously recognized revenue. Our historical experience with these audits has not resulted in significant adverse adjustments to amounts previously received; however the audits for the years 2005 and later have not been finalized. Revenues recognized from 2005 through 2012 that are subject to government audit totaled approximately $31 million. In addition, we had $4.3 million of remaining unearned amounts under contracts subject to audit as of September 30, 2013. We believe, however, that we have complied with all requirements of the contracts and future adjustments, if any, will likely not be material. In addition, the federal government must appropriate funds on an annual basis to support DOE contracts, and funding is always subject to unknown and uncontrollable contingencies.

Other Items

General and administrative expenses increased by $3.8 million and $11.5 million or 73% and 90% to $9 million and $24.4 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase is primarily due to increased compensation expense from new executive incentive plan awards approved by the Board of Directors in May 2013, increased professional services, sales, marketing, bid and proposal staff and activities, increased occupancy costs from our expanded space, the addition of activities of BCSI and increased overhead and transactional costs of Clean Coal.

We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Total R&D expense increased by $94,000 or 11% and decreased by $164,000 or 8% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The higher costs in 2012 are related to additional costs to prepare for growth in the delivery of our ACI and DSI systems, as well as technology development costs related to the M-45 RC activities. We continue to anticipate that our future R&D expenses will grow for DOE funded CO2 work that we perform over the next several years and for other technology development we choose to pursue.

Included in other expenses in the consolidated statements of income are $437,000 and $1.8 million in expenses related to royalty payments to Norit Americas, Inc. and Norit International N.V. f/k/a Norit N.V. (“Norit”) for the three and nine months ended September 30, 2013, respectively, compared to $800,000 and $1.6 million for the same periods in 2012. We expect that these royalty payments to Norit will amount to between approximately $2 million and $4 million per year for the near future.

We had interest expense of $194,000 and $825,000 for the three and nine months ended September 30, 2013, respectively, compared to $144,000 and $1 million for the same periods in 2012. The expense in 2013 is related to interest paid on the deposit repayment made to GS RC and interest paid to the Internal Revenue Service related to the deferred gain resulting from Clean Coal’s tax treatment of leased and sold RC facilities. The 2012 amount is related to the line of credit agreements and the deferred gain resulting from Clean Coal’s tax treatment of leased RC facilities.

Net income before the allocation of income to non-controlling interests was $7.9 million and $7.5 million for the three and nine months ended September 30, 2013, respectively, compared to a net operating loss of $4.1 million and $5.1 million for the same periods in 2012. The increase in 2013 is due in large part to the increase in activity in all three of our segments.

Liquidity and Capital Resources

Working Capital

Our principal sources of liquidity are cash on hand and our cash flows from RC activities and other operations. We had consolidated cash and cash equivalents totaling $14.7 million at September 30, 2013 compared to consolidated cash and cash equivalents of $9.7 million at December 31, 2012. The cash on hand amounts reported exclude $1.6 million of certificates of deposits which are included in investments in securities in the consolidated balance sheets at September 30, 2013 and December 31, 2012 that generally support letters of credit provided as security for various purposes.

At September 30, 2013, we had a working capital deficit of $15.3 million compared to a working capital deficit of $24.1 million at December 31, 2012. The decrease in deficit was in part due to cash received from the sale and lease of three RC facilities offset by distributions to non-controlling interests. In addition, included in the September 30, 2013 amount is $50.2 million in deferred revenues which will not require the use of cash but will generate revenue when amounts are earned.  Included in 2012 were deposits of $21.2 million, of which $16.5 million was transferred to deferred revenue during the first nine months of 2013 and $4.7 million was returned to GSFS in March 2013.

On February 28, 2013, Clean Coal sold an RC facility to a new third party investor. The terms of the sale included $20 million paid immediately to Clean Coal and a combination of fixed and variable payments going forward. An additional $5 million was received by Clean Coal in August 2013 when the buyer received an applied for PLR from the IRS.  In July 2013 two additional RC facilities were leased which resulted in more than $14 million in upfront cash payments to Clean Coal and will result in us no longer incurring more than $8 million in annual operating expenses that Clean Coal previously incurred while operating one of these facilities.

Our ability to generate the financial liquidity required to meet ongoing operational needs and to meet our obligations will likely depend upon our ability to maintain a significant share of the market for mercury control equipment and the continued operation of the eight RC facilities leased or sold to third parties to date.  We believe we will be able to generate such financial liquidity and believe that we will have sufficient sources of working capital to meet the operational needs of the Company for the next twelve months and beyond.  Executing on our growth strategies will likely depend on the continued success in the sale or lease of additional RC facilities to third party investors and our ability to raise additional financing or issue additional capital.  We are taking steps in Clean Coal to accelerate the pace of closing on the lease and sale of RC facilities. This means commencing operations of the RC facilities as soon as practical and often likely in advance of the leasing or sale transaction.  For the many RC facilities we hope to install at PC boilers, we expect this also means installing chemical storage to reduce ongoing costs that could amount to $1 million per facility.  With the present level of expected rental income, Clean Coal has the necessary resources to fund these chemical and startup activities; however, devoting funds to those activities may mean lesser amounts available for distribution to the joint venture partners including ADA.  Capital and start-up expenditures are more than offset by the upfront payments Clean Coal typically receives when a lease or sale transaction closes.  However, we expect to see lower distributions from Clean Coal through the early part of 2014 as a result of our acceleration efforts.

In addition, in September 2013, ADA finalized a $10 million line of credit to support working capital and letter of credit needs for our rapidly growing EC business. As of September 30, 2013, there were no borrowings under this agreement; however, ADA was not in compliance with a certain equity covenant as calculated using a specific formula. The bank agreed to defer declaring a default based upon that calculation and is in the process of amending the definition and formula for this covenant which should enable the Company to be in compliance with the amended covenant in future periods.

We have recorded long-term liabilities of $20.8 million for notes payable, deferred revenue, accrued warranty and other liabilities as of September 30, 2013. Our stockholders’ deficit was $46.1 million as of September 30, 2013 compared to $40.1 million as of December 31, 2012. The increase in stockholders’ deficit is due to the net loss and distributions to non-controlling interests and is partially offset by the net income attributable to the non-controlling interests for 2013.

Clean Coal Related Items

Clean Coal, our joint venture with NexGen, placed two RC facilities into service in 2010 (which were exchanged for two newly constructed, redesigned RC facilities in November and December 2011), which are leased to a third party. In 2012, two additional RC facilities were leased, one to the lessee of the first two facilities and one to a new third party investor. In addition, in February 2013, an RC facility was sold which Clean Coal had been previously operating for its own account. In July 2013, two additional RC facilities, one of which had previously been operating for Clean Coal’s own account, were leased to entities related to GS. In October 2013, an additional RC facility that had been operating for Clean Coal’s own account was leased to an entity related to GS, bringing the total number of RC facilities currently leased or sold to eight. On an ongoing basis, we expect our currently leased and sold RC facilities to generate more than $85 million in revenue per year from now through 2021 based on their operations and periodic payments we expect to receive.

We expect by the end of 2013 to have additional RC facilities under lease or sold such that total revenues from these activities will be at a run-rate of over $100 million per year and be at a level of producing pre-tax cash flows of as much as $50 million per year to ADA. We believe that once most of the RC facilities become fully operational and are leased or sold to others, they will achieve an annualized segment rental revenue rate of approximately $300 million excluding the ongoing coal sales and raw coal purchases from RC facilities that Clean Coal is expected to operate in the long-term for its own account. These revenue rates would be expected to generate approximately $100 million in segment income to the Company after payments to minority partners, and, in addition, generate an estimated $40 million in Section 45 tax credits apportioned to the Company to be generated by RC facilities operated by Clean Coal. After the expiration of the Section 45 tax credits in 2021, the RC facilities may be licensed to utilities for mercury reduction and compliance.

Other Liquidity and Capital Resource Items

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of September 30, 2013 our trade receivables balance was $37.1 million compared to $11 million at December 31, 2012. Our trade receivables balance was higher at September 30, 2013 compared to December 31, 2012 primarily due to the nature and timing of our progress on contracts as impacted by our billing milestones for our increased ACI and DSI systems contracts.

We had net current deferred tax assets of $3 million and long-term deferred tax assets of $46.8 million as of September 30, 2013 compared to net current deferred tax assets of $2.3 million and long-term deferred tax assets of $37.2 million as of December 31, 2012. The current period tax rate used to calculate deferred income taxes reflects our estimate of our full-year tax rate. We believe that our effective tax rate may vary significantly quarter to quarter as actual earnings or losses are realized and tax credits are generated.

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

Cash flows provided by operations totaled $26 million for the nine months ended September 30, 2013 compared to cash flows used in operations of $5.9 million for the same period in 2012. The increase in operating cash flows primarily resulted from increases in deferred revenues and other liabilities of $41.7 million and accounts payable of $3.3 million and was offset by an increase in accounts receivable of $26.1 million and a decrease in deposits of $4.7 million. These changes in our operating assets and liabilities correspond to the facility leasing and sale activities and the nature and timing of our procurement and billing cycle and development activities. In addition, adjustments related to non-cash activities included expenses paid with stock and restricted stock of $1.7 million, depreciation and amortization of $4.2 million and income attributable to the non-controlling interests in Clean Coal of $11.3 million, each of which increased our cash flow from operations.

Net cash used in investing activities was $3 million for the nine months ended September 30, 2013 compared to $12.7 million for the same period in 2012. The cash used consisted primarily of purchases of equipment and leasehold improvements. The amount in 2012 included amounts for development of RC facilities as well as costs related to the expansion of our corporate facilities.

Cash used in financing activities was $18.1 million for the nine months ended September 30, 2013 compared to $4.8 million for the same period in 2012. The cash used consisted primarily of net payments on Clean Coal’s line of credit of $3 million and distributions to non-controlling interests of $15.2 million.

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

In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect significant adjustments will be required in the future. We also use our judgment to support the current fair value of goodwill and other intangible assets of $3.9 million in our consolidated balance sheets. Management believes the value of other recorded intangibles is not impaired, although market demand for our products and services could change in the future, which would require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

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

Recently Issued Accounting Policies

None.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2013, we issued 1,159 unregistered shares of our common stock under our Amended and Restated 2007 Equity Incentive Plan (the “2007 Plan”), which was originally adopted by our Board of Directors on April 27, 2007 and approved by ADA’s stockholders on June 19, 2007. The 2007 Plan was amended and restated by our Board of Directors to make non-material changes on August 31, 2010 and amended pursuant to Amendment No. 1 and approved by our Board of Director on January 25, 2011. The 2007 Plan was re-approved by our Board of Directors on February 24, 2012 and approved by our stockholders on July 19, 2012. The 2007 Plan was assumed by ADES in conjunction with the reorganization of the Company effective July 1, 2013.  Such shares were issued to Arch Coal, Inc. on July 17, 2013 as fees for service by Board Member Robert Shanklin.

The issuance of these shares was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as sales of securities that do not involve a public offering or distribution. No underwriters were involved, no sales commission or other remuneration was paid and we did not receive any cash proceeds in connection with this issuance.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

10.62*	Undertaking and Assumption Agreement by and among Advanced Emissions Solutions, Inc., ADA-ES, Inc. and ADA Environmental Solutions, LLC dated as of July 1, 2013

10.63*,***	Second Amendment to Amended and Restated License Agreement by and between ADA-ES, Inc. and Clean Coal Solutions, LLC dated as of July 23, 2013

10.64*	General Amendment of Company Plans as of August 5, 2013

31.1*	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial statements, from Advanced Emissions Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Stockholders’ Deficit; and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been separately filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Emissions Solutions, Inc. Registrant

Date: November 12, 2013	/s/ Michael D. Durham
Michael D. Durham President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2013	/s/ Mark H. McKinnies
Mark H. McKinnies Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.62*	Undertaking and Assumption Agreement by and among Advanced Emissions Solutions, Inc., ADA-ES, Inc. and ADA Environmental Solutions, LLC dated as of July 1, 2013

10.63*,***	Second Amendment to Amended and Restated License Agreement by and between ADA-ES, Inc. and Clean Coal Solutions, LLC dated as of July 23, 2013

10.64*	General Amendment of Company Plans as of August 5, 2013

31.1*	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial statements, from Advanced Emissions Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Stockholders’ Deficit; and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been separately filed with the Securities and Exchange Commission.