Form 10-K/A
period 2014-12-31
Advanced Emissions Solutions, Inc.
filed 2016-03-17
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K/A
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
None

ADVANCED EMISSIONS SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Explanatory Note to Amendment No. 1

Advanced Emissions Solutions, Inc. (the "Company", "we", "us", "our" or "ADES") is filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission on February 29, 2016, (the "Original Filing"). The purpose of this Amendment No. 1 is to correct non-material errors in certain amounts included within two tables in the "Explanatory Note" and in "Item 8", Note 2, on pages 5, 86 and 87 of the Original Filing. This amendment also corrects the cumulative effect of the revenues adjustment amount included within the "Revenue Recognition" bullet within the "Explanatory Note" and in "Item 8", Note 2, on pages 4 and 86 of the Original Filing. These corrections do not impact the ending equity balances included within the "Explanatory Note" and in "Item 8", Note 2, on pages 5 and 88. Additionally, there is no impact to the financial statements or notes related thereto (other than in Note 2) as of December 31, 2014 or 2013, or the three years ended December 31, 2012, 2013 and 2014.

In addition, the Company is including in this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and Exhibit 32.1, respectively, as well as a new Report of Independent Registered Public Accounting Firm included within Item 8 of this Amendment. We have made no other changes to the Original Filing other than the changes noted above. Except as stated above, this Amendment No. 1 does not reflect events occurring after the Original Filing and does not modify or update in any way the disclosures contained in the Original Filing.

For convenience, the entire Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended, is being re-filed.

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

•
Revenue recognition - The Company historically recognized equipment sales revenue related to certain long term equipment construction projects ("equipment construction projects") under the percentage of completion method using engineering labor hours. During 2014 and 2015, the Company determined that, under applicable accounting guidance, any percentage of completion method that purports to use labor hours should also include the labor hour information for significant subcontractors. The Company determined that labor hour information for significant subcontractors did not exist for the restatement period related to its activated carbon injection ("ACI") equipment construction projects; further the Company did not have sufficient information or controls related to its dry sorbent injection ("DSI") construction projects during the restatement period that would allow it to properly capture labor hours for such systems. The Company also determined that it did not have sufficient information and controls to account for either ACI or DSI equipment construction contracts using a cost-to-cost percentage of completion method based on costs incurred to date compared with total estimated contract costs. Therefore, the Company has corrected the accounting for all such equipment construction contracts by recognizing the revenue from such contracts under the completed contract method. The Company also previously recognized cost reimbursements from the Department of Energy ("DOE") as revenue. The Company determined that it should have recognized these reimbursements as contra expense within the Research and Development line item in the Consolidated Statements of Operations. These DOE revenue and cost reimbursement adjustments did not impact net income. The cumulative effect of these adjustments totaled $3.4 million at December 31, 2011 and were reflected as an increase to the 2012 opening balance of the accumulated deficit in our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Additionally, these errors resulted in a decrease to the previously reported December 31, 2012 net loss of $0.8 million, included within Note 2 of our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Additionally, the Company identified and corrected elimination entries regarding the consolidation of the financial results of BCSI, LLC within the Company’s financial statements for the first three quarters of 2013, which previously did not properly eliminate revenue and expenses for combined contracts, fulfilled by both BCSI, LLC and ADA-ES, Inc., wholly-owned subsidiaries of the Company. The adjusting entries are discussed within Note 2 of our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

•
Other adjustments - The Company identified other adjustments related to the Company’s prior accounting including, stock based compensation, warranty reserves, interest liabilities under Internal Revenue Code 453A, goodwill impairment and various other adjustments. The cumulative effect of these adjustments totaled $0.4 million at December 31, 2011 and were reflected as an increase to the 2012 opening balance of accumulated deficit in our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. In addition, these errors, along with errors related to the Company’s 2012 acquisition discussed in Note 9 of our Consolidated Financial Statements, property and equipment, intangible assets and various other adjustments, resulted in an increase to the previously reported December 31, 2012 net loss of $1.8 million, included within Note 2 of our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The following table presents the components included within the other adjustments category, and the related cumulative effect of the prior period adjustments to stockholders’ deficit at December 31, 2011 (Restated):

	Common Stock
(in thousands, except share data)	Shares	Amount	Additional Paid-in Capital Impact	Accumulated Deficit Impact
Stock based compensation	—	$—	$290	$(290)
Warranty reserves	—	—	—	513
453A interest	—	—	—	(116)
Goodwill impairment	—	—	—	(435)
Other, net	—	—	(100)	(104)
Total	—	$—	$190	$(432)

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

	Common Stock
(in thousands, except share data)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balances, December 31, 2011, as previously reported	19,992,288	$20	$63,165	$(66,694)	$(3,509)
Deconsolidation	—	—	30,000	930	30,930
Equity method accounting	—	—	(19,600)	12,366	(7,234)
Revenue recognition	—	—	—	(3,438)	(3,438)
Settlement and royalty indemnity	—	—	—	(25,891)	(25,891)
Other	—	—	190	(432)	(242)
Balances, December 31, 2011 (Restated)	19,992,288	$20	$73,755	$(83,159)	$(9,384)

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

/s/ Hein & Associates LLP

Denver, Colorado
February 29, 2016, except for the tables in Note 2 that describe the adjustments prior to December 31, 2011, as to which the date is March 17, 2016

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

•
Revenue recognition - The Company historically recognized equipment sales revenue related to certain long term equipment construction projects ("equipment construction projects") under the percentage of completion method using engineering labor hours. During 2014 and 2015, the Company determined that, under applicable accounting guidance, any percentage of completion method that purports to use labor hours should also include the labor hour information for significant subcontractors. The Company determined that labor hour information for significant subcontractors did not exist for the restatement period related to its ACI equipment construction projects; further the Company did not have sufficient information or controls related to its DSI system construction projects during the restatement period that would allow it to properly capture labor hours for such systems. The Company also determined that it did not have sufficient information and controls to account for either ACI or DSI equipment construction contracts using a cost-to-cost percentage of completion method, based on costs incurred to date compared with total estimated contract costs. Therefore, the Company has corrected the accounting for all such equipment construction contracts by recognizing the revenue from such contracts under the completed contract method. The Company also previously recognized cost reimbursements from the DOE as revenue. The Company determined that it should have recognized these reimbursements as contra expense within the Research and development line item in the Consolidated Statements of Operations. These DOE revenue and cost reimbursement adjustments did not impact net income. Additionally, the Company identified and corrected elimination entries regarding the consolidation of the financial results of BCSI, LLC within the Company’s financial statements for the first three quarters of 2013, which previously did not properly eliminate revenue and expenses for combined contracts, fulfilled by both BCSI, LLC and ADA-ES, Inc., wholly-owned subsidiaries of the Company. The cumulative effect of these adjustments totaled $3.4 million at December 31, 2011 and were reflected as an increase to the 2012 opening balance of the accumulated deficit. In addition, these errors resulted in a decrease to the previously reported December 31, 2012 net loss of $0.8 million.

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

•
Other adjustments - The Company identified other adjustments related to the Company’s prior accounting including, stock based compensation, warranty reserves, interest liabilities under Internal Revenue Code 453A, goodwill impairment and various other adjustments. The cumulative effect of these adjustments totaled $0.4 million at December 31, 2011 and were reflected as an increase to the 2012 opening balance of accumulated deficit. In addition, these errors, along with errors related to the Company’s 2012 acquisition discussed in Note 9, property and equipment, intangible assets and various other adjustments, resulted in an increase to the previously reported December 31, 2012 net loss of $1.8 million. The following table presents the components included within the other adjustments category, and the related cumulative effect of the prior period adjustments to stockholders’ deficit at December 31, 2011 (Restated):

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-in Capital Impact	Accumulated Deficit Impact
Stock based compensation	—	$—	$290	$(290)
Warranty reserves	—	—	—	513
453A interest	—	—	—	(116)
Goodwill impairment	—	—	—	(435)
Other, net	—	—	(100)	(104)
Total	—	$—	$190	$(432)

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
The accumulated deficit at January 1, 2012 was increased by $16.5 million as a result of adjustments to the categories described above in years prior to 2012. The following table details the amounts of the adjustment related to the respective categories:

	Common Stock
(in thousands, except share data)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balances, December 31, 2011, as previously reported	19,992,288	$20	$63,165	$(66,694)	$(3,509)
Adjustments:
Deconsolidation	—	—	30,000	930	30,930
Equity method accounting	—	—	(19,600)	12,366	(7,234)
Revenue recognition	—	—	—	(3,438)	(3,438)
Settlement and royalty indemnity	—	—	—	(25,891)	(25,891)
Other	—	—	190	(432)	(242)
Total adjustments	—	—	10,590	(16,465)	(5,875)
Balances, December 31, 2011 (Restated)	19,992,288	$20	$73,755	$(83,159)	$(9,384)

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

E.
Other - The Company identified other adjustments related to its prior accounting. The aggregate impact of these items is a decrease to the loss before income taxes of $1.8 million (inclusive of a $0.1 million increase related to warranties discussed above), as discussed below:

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

E.	Other - The Company identified other adjustments related to its prior accounting as discussed below:

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

  Advanced Emissions Solutions, Inc.
  (Registrant)

By	/s/ L. Heath Sampson	By	/s/ A. Bradley Gabbard
L. Heath Sampson		A. Bradley Gabbard
President, Chief Executive Officer and Treasurer (Principal Executive and Accounting Officer)		Chief Financial Officer (Principal Financial Officer)

Date: March 17, 2016		Date: March 17, 2016