Form 10-Q
period 2015-03-31
Advanced Emissions Solutions, Inc.
filed 2016-04-19
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-54992
______________________________________
Advanced Emissions Solutions, Inc.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	27-5472457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9135 South Ridgeline Boulevard, Suite 200, Highlands Ranch CO,	000-54992
(Address of principal executive offices)	(Zip Code)
(720) 598-3500
 (Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. (Check one):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2016
Common stock, par value $0.001 per share	22,011,494

Part I. – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,738	$25,181
Receivables, net	16,999	16,594
Receivables, related parties, net	1,463	1,439
Restricted cash	2,527	2,527
Costs in excess of billings on uncompleted contracts	4,674	6,153
Prepaid expenses and other assets	2,582	2,535
Total current assets	39,983	54,429
Restricted cash, long-term	9,971	8,771
Property and equipment, net of accumulated depreciation of $6,432 and $5,924, respectively	4,398	4,808
Investment securities, restricted, long-term	336	336
Cost method investment	2,776	2,776
Equity method investments	20,266	19,584
Other assets	5,139	2,995
Total Assets	$82,869	$93,699
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,398	$7,514
Accrued payroll and related liabilities	5,027	5,158
Current portion of notes payable, related parties	1,499	1,479
Billings in excess of costs on uncompleted contracts	19,592	22,518
Settlement and royalty indemnity obligation	4,068	3,749
Other current liabilities	6,814	6,739
Total current liabilities	44,398	47,157
Long-term portion of notes payable, related party	13,660	14,431
Settlement and royalty indemnification, long-term	19,210	20,273
Advance deposit, related party	5,797	6,524
Other long-term liabilities	5,894	6,011
Total Liabilities	88,959	94,396
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock: par value of $.001 and no par value per share, respectively, 50,000,000 shares authorized, none outstanding	—	—
Common stock: par value of $.001 per share, 100,000,000 shares authorized, 21,923,015 and 21,853,263 shares issued, and 21,699,217 and 21,643,342 shares outstanding at March 31, 2015 and December 31, 2014, respectively	22	22
Additional paid-in capital	110,908	110,169
Accumulated deficit	(117,020)	(110,888)
Total stockholders’ deficit	(6,090)	(697)
Total Liabilities and Stockholders’ Deficit	$82,869	$93,699
See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data and percentages)	2015	2014
Revenues:
Equipment sales	$21,115	$203
Consulting services	368	749
Chemicals and other	274	31
Total revenues	21,757	983
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	15,051	124
Consulting services cost of revenue, exclusive of depreciation and amortization	426	311
Chemical and other cost of revenue, exclusive of depreciation and amortization	238	16
Payroll and benefits	4,911	4,247
Rent and occupancy	631	559
Legal and professional fees	3,735	1,433
General and administrative	1,882	1,146
Research and development, net	1,250	279
Depreciation and amortization	531	438
Total operating expenses	28,655	8,553
Operating loss	(6,898)	(7,570)
Other income (expense):
Earnings from equity method investments	314	6,625
Royalties, related party	2,194	1,132
Interest income	12	27
Interest expense	(1,775)	(793)
Other	65	9
Total other income (expense), net	810	7,000
Loss before income tax expense	(6,088)	(570)
Income tax expense	44	13
Net loss	$(6,132)	$(583)
Loss per common share (Note 1):
Basic	$(0.28)	$(0.03)
Diluted	$(0.28)	$(0.03)
Weighted-average number of common shares outstanding:
Basic	21,696	21,465
Diluted	21,696	21,465
See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities
Net loss	$(6,132)	$(583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	531	438
Amortization of debt issuance costs	25	25
Impairment of property and equipment	48	55
Provision for bad debt expense and note receivable	511	—
Interest costs added to principal balance of notes payable	—	330
Share-based compensation expense	954	904
Earnings from equity method investments	(314)	(6,625)
Other non-cash items, net	(43)	26
Changes in operating assets and liabilities, net of effects of acquired businesses:
Receivables	(56)	28
Related party receivables	(24)	(260)
Prepaid expenses and other assets	(308)	(818)
Costs incurred on uncompleted contracts	2,231	(15,075)
Restricted cash, long-term	—	(1,525)
Other long-term assets	206	132
Accounts payable	(116)	1,524
Accrued payroll and related liabilities	(131)	(2,161)
Other current liabilities	(377)	(1,712)
Billings on uncompleted contracts	(3,677)	16,219
Advance deposit, related party	(727)	(377)
Other long-term liabilities	(65)	164
Settlement and royalty indemnification obligation	(744)	(340)
Distributions from equity method investees, return on investment	—	1,250
Net cash used in operating activities	(8,208)	(8,381)

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash flows from investing activities
Purchase of investment securities, restricted	—	405
Increase in restricted cash	(1,200)	(344)
Acquisition of property and equipment	(111)	(516)
Advance on note receivable	(500)	—
Acquisition of business	(2,124)	—
Purchase of and contributions to equity method investees	(468)	(3,652)
Distributions from equity method investees in excess of cumulative earnings	100	6,588
Net cash provided by (used in) investing activities	(4,303)	2,481
Cash flows from financing activities
Repayments on notes payable	(717)	—
Proceeds received upon exercise of stock options	—	243
Repurchase of shares to satisfy minimum tax withholdings	(215)	—
Net cash provided by (used in) financing activities	(932)	243
Increase (Decrease) in Cash and Cash Equivalents	(13,443)	(5,657)
Cash and Cash Equivalents, beginning of period	25,181	37,890
Cash and Cash Equivalents, end of period	$11,738	$32,233
Supplemental disclosures of cash information:
Cash paid for interest	$1,599	$1,660
Cash paid for income taxes	44	89
Supplemental disclosure of non-cash investing and financing activities:
Restricted stock award reclassification (equity to liability)	—	501
Issuance of common stock to settle liabilities	—	127
Acquisition of equity method investment through note payable	—	13,301
See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation
Nature of Operations
Advanced Emissions Solutions, Inc. (“ADES” or the "Company"), a Delaware corporation with its principal office located in Highlands Ranch, Colorado, is principally engaged in providing environmental and emissions control equipment, technologies and specialty chemicals to the coal-burning electric power generation industry. Although the Company has historically operated at a net loss, the Company generates substantial earnings and tax credits under Section 45 of the Internal Revenue Code ("IRC") from its equity investments in certain entities and royalty payment streams related to technologies that are licensed to Clean Coal Solutions, LLC, a Colorado limited liability company ("CCS"). Such technologies allow CCS to provide their customers with various solutions to enhance combustion and reduced emissions of nitrogen oxide ("NOx") and mercury from coal burned to generate electrical power. The Company’s sales occur principally throughout the United States. See Note 11 for additional information regarding the Company's operating segments.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of ADES are unaudited and have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.
The unaudited Condensed Consolidated Financial Statements of ADES in this quarterly report are presented on a consolidated basis comprising ADES and its direct and indirect, wholly-owned subsidiaries: ADA-ES, Inc. ("ADA"), a Colorado corporation, BCSI, LLC ("BCSI"), a Delaware limited liability company, Advanced Clean Energy Solutions, LLC ("ACES"), a Delaware limited liability company, ADEquity, LLC ("ADEquity"), a Delaware limited liability company, ADA Environmental Solutions, LLC ("ADA LLC"), a Colorado limited liability company, ADA Intellectual Property, LLC ("ADA IP"), a Colorado limited liability company, ADA-RCM6, LLC ("ADA-RCM6"), a Colorado limited liability company, ADA Analytics, LLC, a Delaware limited liability company and ADA Analytics Israel Ltd. (collectively with ADA Analytics, LLC, "ADA Analytics"), an Israel limited liability company. ADA LLC and ADA IP had no operations in 2015 and 2014. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of and for the three months ended March 31, 2015 and 2014.
On March 14, 2014, the Company effected a two-for-one stock split of the Company’s common stock, which was completed in the form of a common stock dividend and all amounts have been retroactively adjusted for the split.
In the opinion of management, these consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. These Condensed Consolidated Financial Statements of ADES should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Significant accounting policies disclosed therein have not changed.
Liquidity
During the three months ended March 31, 2015 the Company's working capital and cash balances continued to decline, due principally to continued losses. Such losses were driven primarily by poor operating performance related to Dry Sorbent Injection ("DSI") equipment, which is included within the Emissions Control - Manufacturing segment as of March 31, 2015, substantial and continuing expenditures required to fund the re-audit and restatement ("Restatement") of certain of our prior consolidated financial statements, and a significant reduction in the receipt of cash distributions from CCS. This deterioration of working capital directly necessitated the securing of the loan transaction described in Note 12 ("Credit Agreement"). The Company expects that pressure on working capital will continue until such time as all Restatement activities are completed, including resolution of the SEC inquiry and the conclusion of the private litigation, both of which are described in Note 8.
The Company's ability to generate sufficient cash flow required to meet ongoing operational needs and to meet obligations, including the repayment of the loan under the Credit Agreement, depends upon several factors, including executing on the Company's contracts and initiatives, receiving royalty payments from Clean Coal Solutions, LLC ("CCS") and distributions from CCS and Clean Coal Solutions Services, LLC ("CCSS"), and our ability to maintain a significant share of the market and increase operational efficiencies for emissions control equipment, chemicals and services. Increased distributions from CCS will likely be dependent upon the securing of additional tax equity investors for those CCS facilities that are currently not operating, or operating as retained Refined Coal ("RC") facilities. If we are unable to generate sufficient cash flow, we may be unable to meet our operational needs and/or repay our loan when due. Should this be the case, we will seek to refinance the loan or obtain alternative financing. If we are unable to refinance the loan or obtain alternative financing, our lenders would be entitled to take possession of the collateral securing the indebtedness, which includes substantially all of our assets, to the extent permitted by the Credit Agreement and applicable law.
Earnings (Loss) Per Share
The Company computes earnings (loss) per share in accordance with FASB ASC 260-10. Under this guidance, unvested restricted stock awards ("RSA's") that contain non-forfeitable rights to dividends or dividend equivalents are deemed to be participating securities and, therefore, are included in computing basic earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings (losses). The Company did not declare any cash dividends during the three months ended March 31, 2015 or 2014.
Under the two-class method, net income (loss) for the period is allocated between common stockholders and the holders of the participating securities, in this case, the weighted-average number of unvested restricted stock awards outstanding during the period. The allocated, undistributed income (loss) for the period is then divided by the weighted-average number of common shares and participating securities outstanding during the period to arrive at basic earnings (loss) per common share or participating security for the period, respectively. Because the Company did not declare any dividends during the periods presented, and because the unvested RSA's possess substantially the same rights to undistributed earnings as common shares outstanding, there is no difference between the calculated basic earnings (loss) per share for common shares and participating securities. Accordingly, and pursuant to U.S. GAAP, the Company has elected not to separately present basic or diluted earnings (loss) per share attributable to participating securities on its Consolidated Statements of Operations.
Diluted earnings (loss) per share takes into consideration shares of common stock and unvested RSA's outstanding (computed under basic earnings (loss) per share) and potentially dilutive shares of common stock. Potentially dilutive shares consist of vested, in-the-money outstanding options, Stock Appreciation Rights ("SAR's") and contingent Performance Share Unit's ("PSU's") (collectively "Potential dilutive shares"). When there is a loss from continuing operations, all potentially dilutive shares become anti-dilutive and are thus excluded from the calculation of diluted loss per share.
Each PSU represents a contingent right to receive shares of the Company’s common stock, that may range from zero to two times the number of PSU's granted on the award date, should the Company meet certain performance measures over the requisite performance period. The number of potentially dilutive shares related to PSU's is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that the end of the reporting period was the end of the contingency period applicable to such PSU's.
The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Net loss	$(6,132)	$(583)
Less: Undistributed loss allocated to participating securities	(64)	(8)
Loss attributable to common stockholders	$(6,068)	$(575)

Basic weighted-average common shares outstanding (1)	21,696	21,465
Add: dilutive effect of equity instruments	—	—
Diluted weighted average shares outstanding	21,696	21,465
Loss per common share - basic	$(0.28)	$(0.03)
Loss per common share - diluted	$(0.28)	$(0.03)
(1) The number of shares and per share amounts have been retroactively restated to reflect the two-for-one stock split of the Company’s common stock, which was effected in the form of a common stock dividend distributed on March 14, 2014.

The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive to the calculation:

	Three Months Ended March 31,
(share data in thousands)	2015	2014
Stock options	19	143
Restricted stock awards	181	282
Performance share units	190	193
Total shares excluded from diluted shares outstanding	390	618
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to makes estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There have been no changes in the Company’s critical accounting estimates from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Actual results could differ from these estimates.
New Accounting Guidance
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Topic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items that simplifies income statement presentation by eliminating extraordinary items from U.S. GAAP. This guidance is to be applied either prospectively or retrospectively and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted provided the guidance is applied from the beginning of the annual year of adoption. The Company has adopted the guidance as of January 1, 2014 and the adoption of this standard did not have an impact on the Company's consolidated financial position or results of operations.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis that meant to clarify the consolidation reporting guidance in U.S. GAAP. This guidance is to be applied using a retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating this guidance but does not believe the adoption of this standard will impact the Company's financial statements and disclosures.
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs related to a debt liability as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective retrospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this standard impacted the presentation of certain financial statement line items within the Company’s consolidated balance sheets and related disclosures, but did not affect the Company’s consolidated results of operations.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting Measurement-Period Adjustments, which eliminates the requirement for an entity to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is completed. ASU 2015-16 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. The adoption of this standard will not have an impact on the Company's financial position and results of operations.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in the update. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this standard will not have an impact on the Company's financial position.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and have lease terms of more than 12 months. This topic retains the distinction between finance leases and operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), which requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and must apply a modified retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), which simplifies the accounting for equity method investments by removing the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and must apply a prospective adoption approach. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarify the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation- Improvements to Employee Share-Based Payment Accounting (Topic 718), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. The Company is currently evaluating the guidance to determine the Company's adoption method and the effect it will have on the Company's Consolidated Financial Statements.

Note 2 - Restructuring
The Company recorded restructuring charges during the three months ended March 31, 2015 in connection with the departure of an executive officer and management's further alignment of the business with strategic objectives. These charges related to severance arrangements with departing employees and executives, as well as non-cash charges related to the acceleration of vesting of certain stock awards. The Company incurred additional charges during the remainder of 2015 associated with a reduction in force, the departure of executive officers, the closing of BCSI's facilities and management's further alignment of the business with strategic objectives, which impacted all segments of the Company's business.

The Company did not record restructuring charges during the three months ended March 31, 2014.
A summary of the net pretax charges, incurred by segment, for each period is as follows:

		Pretax Charge
(in thousands, except employee data)	Approximate Number of Employees	Refined Coal	Emission Control - ACI	Emissions Control - BCSI	Research & Development	All Other and Corporate	Total
Three Months Ended March 31, 2015
Restructuring charges	4	$—	$—	$—	$—	479	$479
Changes in estimates		—	(10)	—	—	—	(10)
Total pretax charge, net of reversals		$—	$(10)	$—	$—	479	$469

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2015:

(in thousands)	Employee Severance
Remaining accrual as of December 31, 2014	$1,690
Expense provision (1)	479
Cash payments and other (1)	(796)
Change in estimates	(10)
Remaining accrual as of March 31, 2015	$1,363

(1) Included within the Expense provision and Cash payments and other line items in the above table is equity based compensation of $0.1 million for the three months ended March 31, 2015, resulting from the accelerated vesting of modified equity-based compensation awards for certain terminated employees.

Restructuring accruals are included within the Accrued payroll and related liabilities line item in the Condensed Consolidated Balance Sheets. Restructuring expenses are included within the Payroll and benefits line item in the Condensed Consolidated Statements of Operations.
Note 3 - Acquisition
2015 Acquisition
In November 2014, the Company entered into an agreement with InSyst Ltd. and ClearView Monitoring Solutions Ltd. (collectively "ClearView"), both Israel based companies specializing in data analytics, to allow the Company the exclusive option to purchase certain assets of ClearView. The Company paid $0.2 million related to this option, which was included within the Prepaid expenses and other assets line item within the Condensed Consolidated Balance Sheets as of December 31, 2014. In January 2015, the Company notified ClearView that it had elected to exercise its exclusive option to purchase certain assets of ClearView.

In March 2015, the Company acquired the certain assets of ClearView for total cash payments of $2.4 million, which is inclusive of VAT tax of $0.4 million. The acquisition was accounted for under the acquisition method of accounting that requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. Operating results related to the acquired assets were consolidated into the Company’s results of operations beginning March 6, 2015.

A summary of the purchase consideration and allocation of the purchase consideration is as follows:

(in thousands)
Purchase consideration:
Cash paid	$2,360
Fair value of liabilities assumed:
Accrued liabilities	10
Contingent consideration	451
Total fair value of liabilities assumed	461

Total purchase consideration	$2,821

Allocation of purchase consideration
Receivables	$360
Property and equipment and other	82
Intangibles - in process research and development	2,379
Total	$2,821
The transaction called for a series of contingent payments based upon the achievement of sales and sales targets. These contingent payments are classified as purchase consideration. As part of the purchase price, the Company recorded a $0.5 million liability for the contingent consideration based upon the net present value of the Company's estimate of the future payments.
During August 2015, as part of a broader strategic restructuring of the Company's business to simplify its operating structure in a manner that creates increased customer focus, better supports sales and product delivery and also aligns the Company’s cost structure as the emissions control market shifts towards compliance solutions for the Federal Mercury and Air Toxics Standards ("MATS"), the Company’s management approved an action to wind down operations of ADA Analytics. As a result of these actions, the Company fully impaired the carrying value of the assets and reversed the liability for the contingent consideration, thereby recognizing net impairment expense in the amount of $1.9 million during the third quarter of 2015.
Note 4 - Equity Method Investments
Clean Coal Solutions, LLC
The Company's ownership interest in CCS was 42.5% as of March 31, 2015 and December 31, 2014. CCS supplies technology, equipment and technical services to cyclone-fired, pulverized coal and other boiler users, but CCS's primary purpose is to put into operation facilities that produce Refined Coal ("RC") that qualifies for tax credits available under Section 45 of the IRC ("Section 45 tax credits"). CCS has been determined to be a variable interest entity ("VIE"); however, the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance and has therefore accounted for the investment under the equity method of accounting. The Company determined the partners of CCS with voting rights had identical voting interests, equity control interests and board control interests, and therefore, concluded that the power to direct the activities that most significantly impact the VIE’s economic performance were shared.
As shown in the tables below, the Company’s carrying value in CCS has been reduced to zero in all periods presented, as cumulative cash distributions from CCS have exceeded the Company's pro-rata share of cumulative earnings in CCS. If CCS subsequently reports net income, the Company will not record its pro-rata share of such net income until cumulative share of pro-rata income equals or exceeds the amount of its cumulative income recognized due to cash being distributed. Until such time, the Company will only report income from CCS to the extent of cash distributions.
As such, equity income or loss reported on our income statement may differ from a mathematical calculation of net income or loss attributable to our equity interest based upon the factor of our equity interest and the net income or loss attributable to equity owners as shown on CCS’s income statement. Likewise, distributions from equity method investees are reported on our Consolidated Statements of Cash Flows as “Distributions from equity method investees, return on investment” within Operating cash flows until such time as the carrying value in an equity method investee company is reduced to zero; thereafter, such distributions are reported as “Distributions from equity method investees in excess of investment basis” within Investing cash flows.

The following tables summarize the results of operations of CCS for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
(in thousands)	2015	2014
Gross profit	$30,928	$17,210
Operating expenses	5,355	4,421
Income from operations	25,573	12,789
Other expenses	(799)	(243)
Class B preferred return	(1,730)	(2,334)
Loss attributable to noncontrolling interest	1,330	2,104
Net income available to Class A members	$24,374	$12,316
ADES equity earnings	$100	$6,588
The difference between the Company's proportionate share of CCS's net income and the Company's earnings from its CCS equity method investment as reported on its Condensed Consolidated Statements of Operations relates to the Company receiving distributions in excess of the carrying value of the investment, and therefore recognizing such excess distributions as equity method earnings in the period the distributions occur. When CCS subsequently reports income, the Company does not record its share of such income until it equals the amount of distributions in excess of carrying value that were previously recognized in income.
The following table presents the Company's investment balance, equity earnings and cash distributions in excess of the investment balance, on a quarterly basis, for the three months ended March 31, 2015 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Cash distributions and equity loss in (excess) of investment balance
Beginning balance	12/31/14	$—	$—	$—	$(29,877)
ADES proportionate share of income from CCS (1)	First Quarter	9,827	9,827	—	—
Increase of equity loss in excess of investment balance (prior to cash distributions)	First Quarter	(9,827)	(9,827)	—	9,827
Cash distributions from CCS	First Quarter	(100)	—	100	—
Adjustment for current year cash distributions in excess of investment balance	First Quarter	100	100	—	(100)
Total investment balance, equity earnings (loss) and cash distributions	3/31/2015	$—	$100	$100	$(20,150)
The following table presents the Company's investment balance, equity earnings and cash distributions in excess of the investment balance, on a quarterly basis, for the three months ended March 31, 2014 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Cash distributions and equity loss in (excess) of investment balance
Beginning balance	12/31/13	$—	$—	$—	$(12,906)
ADES proportionate share of income from CCS (1)	First Quarter	4,644	4,644	—	—
Increase of equity loss in excess of investment balance (prior to cash distributions)	First Quarter	(4,644)	(4,644)	—	4,644
Cash distributions from CCS	First Quarter	(6,588)	—	6,588	—
Adjustment for current year cash distributions in excess of investment balance	First Quarter	6,588	6,588	—	(6,588)
Total investment balance, equity earnings (loss) and cash distributions	3/31/14	$—	$6,588	$6,588	$(14,850)

(1) The amounts of the Company's 42.5% proportionate share of net income as shown in the table above differ from mathematical calculations of the Company’s 42.5% equity interest in CCS multiplied by the amounts of Net Income available to Class A members as shown in the table above of CCS results of operations due to adjustments related to the Redeemable Class B preferred return and the elimination of CCS earnings attributable to RCM6, of which the Company owned 24.95% during the periods presented during the years ended December 31, 2015 and 2014.
Clean Coal Solutions Services, LLC
On January 20, 2010, the Company, together with NexGen Refined Coal, Inc. ("NexGen"), formed Clean Coal Solutions Services, LLC ("CCSS"), a Colorado limited liability company, for the purpose of operating the RC facilities leased or sold to third parties. The Company has determined that CCSS is not a VIE and has evaluated the consolidation analysis under the Voting Interest Model. The Company has a 50% voting and economic interest in CCSS, which is equivalent to the voting and economic interest of NexGen. Therefore, as the Company does not have greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for the investment under the equity method of accounting. The Company’s investment in CCSS as of March 31, 2015 and December 31, 2014 were $5.2 million and $4.1 million, respectively.
The following table summarizes the results of operations of CCSS:

	Three Months Ended March 31,
(in thousands)	2015	2014
Gross loss	$(10,163)	$(4,405)
Operating expenses	37,945	21,698
Loss from operations	(48,108)	(26,103)
Other expenses	(6)	(4)
Loss attributable to noncontrolling interest	50,158	27,867
Net income	$2,044	$1,760
ADES equity earnings	$1,022	$880
Included within the Consolidated Statement of Operations of CCSS for the three months ended March 31, 2015 and 2014, respectively, were losses related to VIE's of CCSS. These losses do not impact the Company's equity earnings from CCSS as 100% of those losses are removed from the net income of CCSS as they are losses attributable to a noncontrolling interest.
RCM6, LLC
On February 10, 2014, the Company purchased a 24.95% membership interest in RCM6, LLC ("RCM6"), which owns a single RC facility that produces RC that qualifies for Section 45 tax credits, from CCS through an up-front payment of $2.4 million and an initial note payable to CCS of $13.3 million. Due to the payment terms of the note purchase agreement, the note payable is periodically negatively amortizing and the note payable balance as of March 31, 2015 and December 31, 2014 was $13.6 million and $14.2 million, respectively. In addition to the up front and subsequent note payments, the Company is also subject to quarterly capital calls and variable payments based upon differences in originally forecasted RC production as of the purchase date and actual quarterly production. The following table contains the capital calls and variable payments made by the Company related to its investment in RCM6 during the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
(in thousands)	2015	2014
Capital calls and variable payments	$468	$1,257
RCM6 has been determined to be a VIE, however, during the periods presented, the Company did not have the power to direct the activities that most significantly impacted the variable interest entity’s economic performance and has therefore accounted for the investment under the equity method of accounting.
As of March 31, 2015 and December 31, 2014, the Company’s ownership in RCM6 was 24.95%. The Company’s investment in RCM6 as of March 31, 2015 and December 31, 2014 was $15.1 million and $15.4 million, respectively. On March 3, 2016, the Company sold its 24.95% membership interest in RCM6 as further described in Note 12.

The following table summarizes the results of operations of RCM6:

	Three Months Ended March 31,
(in thousands)	2015	2014
Gross loss	$(800)	$(1,559)
Operating expenses	461	444
Loss from operations	(1,261)	(2,003)
Other expenses	(72)	(106)
Net loss	$(1,333)	$(2,109)
ADES equity losses	$(808)	$(843)
The purchase of RCM6 resulted in the Company recording a basis difference related to property, plant and equipment and identifiable intangible assets. The difference between the Company's proportionate share of RCM6' net loss and the Company's equity losses noted above is due to depreciation and amortization related to the basis difference allocated to property, plant and equipment and identifiable intangible assets upon the purchase of RCM6. During the three months ended March 31, 2015 and 2014, the Company adjusted its equity method earnings in RCM6 by $0.5 million and $0.3 million respectively, due to this basis difference.
On March 3, 2016, the Company sold its entire ownership interest in RCM6. The Company received a cash payment of $1.8 million related to the sale and has no future obligations related to the previously recorded note payable.
The following table details the components of the Company's respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2015	2014
Earnings from CCS	$100	$6,588
Earnings from CCSS	1,022	880
Loss from RCM6	(808)	(843)
Earnings from equity method investments	$314	$6,625
The following table details the components of the cash distributions from the Company's respective equity method investments included within the Condensed Consolidated Statements of Cash Flows. Distributions from equity method investees are reported on our Condensed Consolidated Statements of Cash Flows as “return on investment” within Operating cash flows until such time as the carrying value in an equity method investee company is reduced to zero; thereafter, such distributions are reported as “distributions in excess of cumulative earnings” within Investing cash flows.

	Three Months Ended March 31,
(in thousands)	2015	2014
Distributions from equity method investees, return on investment
CCSS	$—	$1,250
	$—	$1,250
Distributions from equity method investees in excess of investment basis
CCS	$100	$6,588
	$100	$6,588
Note 5 - Investments

The Company had investment securities related to certificates of deposit in the amount of $0.3 million as of March 31, 2015 and December 31, 2014. No unrealized gains or losses were recorded as of March 31, 2015 and December 31, 2014 related to these investment securities.

The Company also had a cost method investment in the amount of $2.8 million as of March 31, 2015 and December 31, 2014. No unrealized gains or losses were recorded as of March 31, 2015 and December 31, 2014 related to this investment security.

The Company's investment securities have maturities ranging from one to five years as of March 31, 2015.

In November 2014, the Company acquired an 8% ownership interest in the common stock of Highview Enterprises Limited ("Highview"), a London, England based developmental stage company specializing in power storage, for $2.8 million in cash. The Company evaluated the investment and determined that it should account for the investment under the cost method. This investment is evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. As of March 31, 2015 and December 31, 2014, no indicators of impairment had been identified. When there are no indicators of impairment present, the Company estimates the fair value for the Highview investment only if it is practical to do so. As of March 31, 2015 and December 31, 2014, the Company estimated that the fair value of the cost method investment approximated the November 2014 purchase price due to the proximity of the purchase date to December 31, 2014 and March 31, 2015.

Note 6 - Borrowings

The following table summarizes the Company's notes payable, all of which are with related parties, as of March 31, 2015 and December 31, 2014:

	As of
(in thousands)	March 31, 2015	December 31, 2014
Current portion of long-term borrowings
RCM6 note payable	$888	$874
DSI Business Owner note payable	611	605
Total current portion of long-term borrowings	1,499	1,479
Long-term borrowings
RCM6 note payable	12,696	13,312
DSI business owner note payable	964	1,119
Total Long-term borrowings	13,660	14,431
Total Borrowings	$15,159	$15,910
CCS - RCM6 Note Payable
As described in Note 4, the Company acquired membership interests in RCM6 from CCS in February 2014, through an up-front payment and a note payable. Due to the payment terms of the note purchase agreement, the note payable periodically adds interest to the outstanding note payable principle balance. The stated rate associated with the note is 1.65% and the effective rate of the note at inception was 20%. Due to the difference between the stated rate and the effective rate, the note payable is carried at a discount of $9.6 million and $10.1 million as of March 31, 2015 and December 31, 2014, respectively. Unpaid principal and interest on the note are due in 2022.
As described in Note 12, on March 3, 2016, the Company sold its 24.95% membership interest in RCM6 and, as a result, the Company currently has no future note payable obligations related to its RCM6 equity investment.
DSI Business Owner
As of December 31, 2014, the Company terminated the consulting portion of the agreements the former, sole-owner of companies from which BCSI acquired its assets ("DSI Business Owner"), as described in Note 9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. However, per the terms of the remaining agreements the Company was required to make all remaining payments structured as a note payable through the third quarter of 2017. In February 2016, the Company entered into an agreement with the DSI Business Owner and settled the remaining amounts owed as of the date of the agreement of approximately $1.1 million for $0.3 million which was paid during the first quarter of 2016.
Note 7 - Fair Value Measurements

Fair value of financial instruments
The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, deposits and accrued expenses approximate fair value due to the short maturity of these instruments. Accordingly, these instruments are not presented in the table below. The following table provides the estimated fair values of the remaining financial instruments:

	As of March 31, 2015		As of December 31, 2014
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Instruments:
Investment securities:
Investment securities, restricted, long-term	$336	$336	$336	$336
Cost method investment	$2,776	$2,776	$2,776	$2,776
Notes Payable:
Current portion of notes payable, related party	$1,499	$1,461	$1,479	$1,439
Long-term portion of notes payable, related party	$13,660	$13,601	$14,431	$14,356
Highview technology license payable	$223	$223	$155	$155
Highview technology license payable, long-term	$1,165	$1,165	$1,389	$1,389

Concentration of credit risk
The Company's certificates of deposit investment securities, and virtually all of the Company’s restricted and unrestricted cash accounts, are at two financial institutions. If those institutions were to be unable to perform their obligations, the Company would be at risk regarding the amount of cash and investment in excess of the federal deposit insurance corporation limits ($250 thousand) that would be returned to the Company.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The estimated fair values of investment securities are described below. Refer to Note 5 of these Consolidated Financial Statements for additional information regarding the Company’s investment securities.

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The Company uses the hierarchy prescribed in the accounting guidance for fair value measurements, based upon the available inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

•Level 1 Inputs - Quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

•Level 2 Inputs - Inputs other than quoted prices within Level 1 that are observable either directly or indirectly, including but not limited to quoted prices in markets that are not active, quoted prices in active markets for similar assets or liabilities and observable inputs other than quoted prices such as interest rates or yield curves.

•Level 3 Inputs - Unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.

Financial instruments carried and measured at fair value on a recurring basis are presented in the table below according to the fair value hierarchy described above:

	As of March 31, 2015
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets:
Investment securities, restricted, long-term	$—	$336	$—	$336
Total assets at fair value	$—	$336	$—	$336
Liabilities:
Contingent consideration	$—	$—	$451	$451
Total liabilities at fair value	$—	$—	$451	$451

	As of December 31, 2014
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets:
Investment securities, restricted, long-term	$—	$336	$—	$336
Total assets at fair value	$—	$336	$—	$336

The estimated fair value of investments securities consisting entirely of certificates of deposits was estimated to be equal to the deposit value of the investment due to the relative short term nature of the instrument.

As discussed in Note 3, during the first quarter of 2015, contingent consideration was recorded related to the acquisition of ClearView. The transaction called for a series of contingent payments based upon the achievement of sales and sales targets. As part of the purchase price, the Company recorded a $0.5 million liability for the contingent consideration due to the sellers based upon the net present value of the Company's estimate of the future payments. This fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date.

As part of the broader restructuring plan discussed in Note 3, during the third quarter, the Company recognized a non-cash gain related to the reversal of the contingent consideration liability as the achievement of sales and sales targets would not be met.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities measured on a non-recurring basis are presented in the following tables:

	As of March 31, 2015
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value	Total Losses
Assets:
Impaired note receivable	$—	$—	$—	$—	$(1,000)
Total assets at fair value	$—	$—	$—	$—	$(1,000)

The Company recorded impairment charges related to a Note Receivable. The fair value of the impaired note receivable, determined to be fully impaired, was estimated using a discounted cash flow analysis. The fair value measurements represent a Level 3 measurement.

	As of December 31, 2014
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value	Total Losses
Assets:
Property and equipment	$—	$—	$424	$424	$(355)
Impaired note receivable	—	—	—	—	(500)
Total assets at fair value	$—	$—	$424	$424	$(855)

During the fourth quarter of 2014, the Company recorded impairments on property and equipment with a total carrying value of $0.8 million, as a result of ongoing negative cash flows related to assets specifically related to the Company's Dry Sorbent Injection ("DSI") system fabrication facility. The fair values of the impaired assets as of December 31, 2014 were estimated using an appraisal obtained from a third party. The fair value measurements represent a Level 3 measurement as it is based on significant inputs not observable in the market. Additionally, the Company recorded impairment charges related to a Note Receivable. The fair value of the impaired note receivable, determined to be fully impaired, was estimated using a discounted cash flow analysis. The fair value measurements represent a Level 3 measurement.

During the fourth quarter of 2015, the Company recorded impairments totaling approximately $0.3 million to reduce the carrying value of certain property and equipment that the Company intended to sell to its estimated sales value, less estimated costs to sell. The property and equipment were subsequently sold at auction. Proceeds from the sale of the impaired assets totaled approximately $0.6 million. No gain or loss was recognized on the sale of the property and equipment.

Also during the fourth quarter of 2015, the Company sold certain property and equipment having a net book value of approximately $0.1 million. Proceeds from the sale totaled approximately $0.3 million, which resulted in the recognition of a gain on the sale of approximately $0.2 million.

Note 8 - Commitments and Contingencies
Legal Proceedings

The Company is involved in certain legal actions, described below. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek monetary damages and other penalties that could require significant expenditures. In accordance with U.S. GAAP, the Company records a liability in the Consolidated Financial Statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties or fines. ADES cannot predict, with any certainty, the final outcome of any legal proceedings as described in the paragraphs below, nor can it provide any assurance that the ultimate resolution of any such matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Securities class action lawsuit: United Food and Commercial Workers Union v. Advanced Emissions Solutions, Inc., No. 14-cv-01243-CMA-KMT (U.S. District Court, D. Colo.)

A class action lawsuit against ADES and certain of its current and former officers is pending in the federal court in Denver, Colorado. This lawsuit and a companion case were originally filed in May 2014. On February 19, 2015, the Court consolidated these cases and appointed the United Foods and Commercial Workers Union and Participating Food Industry Employers Tri-State Pension Fund as lead plaintiff and approved its selection of the law firms. The consolidated case is now captioned United Food and Commercial Workers Union v. Advanced Emissions Solutions, Inc., No. 14-cv-01243-CMA-KMT (U.S. District Court, D. Colo.).

The lead plaintiff filed “Lead Plaintiff’s Consolidated Class Action Complaint” on April 20, 2015 (the “Consolidated Complaint”). The Consolidated Complaint names as defendants the Company and certain current and former Company officers.

Plaintiffs allege that ADES and other defendants misrepresented to the investing public the Company’s financial condition and its financial controls to artificially inflate and maintain the market price of ADES’s common stock. The Consolidated Complaint alleges two claims for relief for: 1) alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, and 2) control person liability under Section 20(a) of the Exchange Act.

The lawsuit seeks unspecified monetary damages together with costs and attorneys’ fees incurred in prosecuting the class action, among other relief. The Consolidated Complaint alleges a class period covering all purchasers or acquirers of the common stock of ADES or its predecessor-in-interest during the proposed class period from May 12, 2011 through January 29, 2015.

Defendants filed a motion to dismiss the Consolidated Complaint on June 19, 2015, contending the Consolidated Complaint: 1) fails to meet the strict pleading standards required for Section 10(b) claims; and 2) fails to establish the primary violation required for any claim of secondary (control person) liability. Plaintiffs filed a response in opposition to this motion on July 2, 2015 and Defendants filed their reply brief on July 16, 2015. On March 7, 2016 the parties filed a stipulated motion to stay the case while the parties mediate the matter. On March 8, 2016, the motion to stay was granted, and the Defendants’ motion to dismiss was denied without prejudice with the option to refile should mediation fail. The case is stayed until further order of the court.

The Company has not recorded an expense related to losses in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.

Stockholder derivative lawsuits: In Re Advanced Emissions Solutions, Inc. Shareholder Derivative Litigation, No. 2014CV-30709 (District Court, Douglas County, Colorado) (consolidated actions).

Consolidated stockholder derivative claims against certain of the Company’s current and former officers and directors, along with the Company as a "nominal defendant", are pending in the District Court for Douglas County, Colorado, and are currently stayed.

In June and July 2014 stockholder derivative actions were filed in the Colorado District Courts for Douglas County and for the City and County of Denver. By agreement of the parties, the case in the Denver District Court was transferred to the Douglas County District Court and the cases were consolidated.

In separate complaints, the plaintiffs allege breach of fiduciary duties, waste of corporate assets, and unjust enrichment against the defendants for their alleged use of improper accounting techniques and for failing to maintain effective internal controls that, together, resulted in materially inaccurate financial statements from which incentive compensation was derived and paid. Plaintiffs demand, on behalf of the Company, unspecified monetary damages, “appropriate equitable relief,” and the costs and disbursements of the action, including attorneys', accountants and expert fees, costs, expenses, and restitution, as well as certain corporate governance charges.

On August 28, 2014, the Colorado state court approved a Stipulation and proposed Order Consolidating Actions, Appointing Co-Lead Plaintiffs and Co-Lead Counsel, and Staying Consolidated Action. Under that Order the consolidated derivative actions are stayed at least 30 days after a decision by the U.S. District Court on Defendants’ motion to dismiss the operative complaint in the securities class action described above. Any party has the right to move to lift the stay on 30-days’ written notice to the other parties.

The Company has not recorded an expense related to losses in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
SEC Inquiry
On April 7, 2014, the SEC’s Division of Enforcement informed the Company that it had initiated an inquiry to determine if violations of the federal securities laws have occurred (the “SEC Inquiry”), and in September 2014 the SEC issued a formal order of investigation. The SEC Inquiry generally pertains to the restatement of the Company's financial statements and internal controls processes, as described in Note 2 to the Consolidated Financial Statements of the Company included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company is fully cooperating with the SEC and has provided information and documents to the SEC on an ongoing basis. To date, the SEC has not asserted any formal claims. While we cannot predict the duration or outcome of the SEC Inquiry, it could result in the payment of monetary penalties and other relief.
The Company has not recorded an expense related to losses in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
Settlement and royalty indemnity
In August 2008, Norit International N.V. f/k/a Norit N.V. ("Norit") filed a lawsuit against the Company asserting claims for misappropriation of trade secrets and other claims related to the Company's ADA Carbon Solutions, LLC joint venture ("Carbon Solutions"). In August 2011, the Company and Norit entered into a settlement agreement whereby the Company paid amounts related to the non-solicitation breach of contract claim and ADA was also required to pay additional damages related to certain future revenues generated from the equity method investment through Q2 2018 (the “Royalty Award”). Payments of amounts due under the Royalty Award for each quarter are payable three months after such quarter ends through the second quarter of 2018. In October 2011, an arbitration panel endorsed and confirmed the terms of the settlement agreement.

Additionally, during November 2011, the Company entered into an Indemnity Settlement Agreement whereby the Company agreed to settle certain indemnity obligations asserted against the Company related to the Norit litigation and relinquished all of its equity interest in Carbon Solutions to Carbon Solutions and amended the Intellectual Property License Agreement dated October 1, 2008 between the Company and Carbon Solutions. In the event that the Company declares or otherwise issues a dividend to any or all of its stockholders prior to January 1, 2018, other than repurchases of common stock under employee stock plans, the Company must increase its letter of credit amounts, which support the payments which must be paid to Norit, equal to 50% of the aggregate fair market value of such dividends.
As of March 31, 2015 and December 31, 2014, the Company has recorded the components of the Settlement and royalty indemnity obligation within the following line items in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	March 31, 2015	December 31, 2014
Settlement and royalty indemnity obligation, short-term	$4,068	$3,749
Settlement and royalty indemnification, long-term	19,210	20,273
Total settlement and royalty indemnity	$23,278	$24,022
Future amounts to be paid related to the Royalty Award may differ from current estimates due to future adjusted sales of activated carbon from the Red River plant.
CCS
The Company also has certain limited obligations contingent upon future events in connection with the activities of CCS. The Company, NexGen and two entities affiliated with NexGen have provided GSFS with limited guaranties (the “CCS Party Guaranties”) related to certain losses it may suffer as a result of inaccuracies or breach of representations and covenants. The Company also is a party to a contribution agreement with NexGen under which any party called upon to pay on a CCS Party Guaranty is entitled to receive contribution from the other party equal to 50% of the amount paid. No liability or expense provision has been recorded by the Company related to this contingent obligation as the Company believes that it is not probable that a loss will occur with respect to CCS Party Guaranties.
Consultant obligation
On January 1, 2012, the Company entered into a residual payment agreement with a former consultant who was involved in the development and deployment of RC technologies. Pursuant to the agreement, the Company was required to make annual payments based upon CCS RC production from January 1, 2012 through June 30, 2015. These expenses are recorded within the Legal and professional fees line item in the Condensed Consolidated Statements of Operations and are recorded as RC production occurs. The following tables summarize the expenses under this agreement for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
(in thousands)	2015	2014
Consultant expense	$67	$250
Line of Credit
In September 2013, ADA, as borrower, and ADES, as guarantor, entered into a 2013 Loan and Security Agreement with a bank for an aggregate principal amount of $10 million that is secured by certain amounts due to the Company from certain CCS RC leases (the "Line of Credit"). As amended, the Line of Credit is available until May 31, 2016.
Covenants in the Line of Credit include a borrowing base limitation that is based on a percentage of the net present value of ADA’s portion of payments due to Clean Coal from the RC leases. The Line of Credit also contains other affirmative and negative covenants and customary indemnification obligations of ADA to the lender and provides for the issuance of Letters of Credit provided that the aggregate amount of the Letters of Credit plus all advances then outstanding does not exceed the calculated borrowing base. The Company guaranteed the obligations and agreements of ADA under the Line of Credit. Amounts outstanding under the line of credit bear interest payable monthly at a rate per annum equal to the higher of 5% or the “Prime Rate” (as defined in the agreement) plus 1%. There were no outstanding balances under this agreement at March 31, 2015 and December 31, 2014, respectively. As a result of certain covenant violations, the Company has no borrowing availability under this facility.

The Line of Credit has been amended six times (December 2, 2013, April 3, 2014, September 20, 2014, December 15, 2014, May 29, 2015 and September 30, 2015), most notably to extend the maturity date. The lender has also provided seven waivers relating to various transactions and obligations to provide financial information to the lender.
Letters of Credit
The Company has letters of credit ("LOC") with two financial institutions related to equipment projects, the Royalty Award and certain other agreements. The following tables summarize the letters of credit outstanding, collateral, by type, and the related line items within the Condensed Consolidated Balance Sheets where the collateral related to the letters of credit is recorded:

	As of March 31, 2015
(in thousands)	LOC Outstanding	Restricted Cash	Restricted cash, long-term	Investment securities, restricted, long-term
Contract performance - equipment systems	$7,247	$2,527	$4,721	$—
Royalty Award	5,250	—	5,250	—
Other	328	—	—	336
Total LOC outstanding	$12,825	$2,527	$9,971	$336

	As of December 31, 2014
(in thousands)	LOC Outstanding	Restricted Cash	Restricted cash, long-term	Investment securities, restricted, long-term
Contract performance - equipment systems	$7,247	$2,527	$4,721	$—
Royalty Award	4,050	—	4,050	—
Other	328	—	—	336
Total LOC outstanding	$11,625	$2,527	$8,771	$336
Restricted balances may exceed the letters of credit outstanding due to interest income earned on the restricted balances.
Performance Guarantee on Equipment Systems
In the normal course of business related to ACI and DSI systems, the Company may guarantee certain performance thresholds during a discrete performance testing period that do not extend beyond six months from the initial test date, the commencement of which is determined by the customer. Performance thresholds include such matters as the achievement of a certain level of mercury removal and other emissions based upon the injection of a specified quantity of a qualified activated carbon or other chemical at a specified rate given other plant operating conditions, availability of equipment and electric power usage. In the event the equipment fails to perform as specified during the testing period, the Company may have an obligation to correct or replace the equipment. In the event the level of mercury removal is not achieved, the Company may have a “make right” obligation within the contract limits. As of March 31, 2015, the Company had not incurred a performance guarantee claim. Performance guarantee claims, if incurred, would be included within the Equipment sales cost of revenue line of the Condensed Consolidated Statements of Operations. However, during the third quarter of 2015, the Company began working to modify and correct two performance guarantee issues related to EC systems that were installed during 2015. Resolution of these performance guarantees is not expected to result in a material adverse effect on the Company’s operating performance or liquidity in 2015 or beyond.

Note 9 - Stock-Based Compensation

The Company grants equity based awards to employees and non-employee directors. Equity based awards include RSA's, Stock Options and PSU's. Stock-based compensation expense related to employees is included within the Payroll and benefits line item in the Condensed Consolidated Statements of Operations. Stock-based compensation expense related to non-employee directors is included within the General and administrative line item in the Condensed Consolidated Statements of Operations.

Total stock-based compensation expense for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Restricted stock award expense	$530	$509
Stock option expense	46	13
PSU expense	378	382
Total stock-based compensation expense	$954	$904

The amount of unrecognized compensation cost as of March 31, 2015, and the expected weighted average period over which the cost will be recognized is as follows:

	As of March 31, 2015
(in thousands)	Unrecognized Compensation Cost	Expected Weighted Average Period of Recognition (in years)
Restricted stock award expense	$2,907.76
Stock option expense	814.63
PSU expense	3,130.61
Total unrecognized stock-based compensation expense	$6,851	0.7
Restricted Stock Awards
Restricted stock is typically granted with vesting terms of three or five years. The fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for restricted stock awards is recognized over the entire vesting period on a straight-line basis. A summary of restricted stock award activity under the Company's various stock compensation plans for the three months ended March 31, 2015 is presented below:

Non-vested at (in thousands, except for per share amounts)	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	209,921	$13.59
Granted	68,650	$16.20
Vested	(50,863)	$20.37
Forfeited	(3,910)	$11.90
Non-vested at March 31, 2015	223,798	$12.88
During the three months ended March 31, 2015, the Company accelerated the terms of equity awards, including both RSA's and PSU's, granted to employees as part of the reduction in workforce. The Company recorded incremental expense of $0.1 million in the Payroll and benefits line item in the Consolidated Statement of Operations.

Stock Options
Stock options generally vest over three years and have a contractual limit of five years from the date of grant to exercise. The fair value of stock options granted pursuant to one of the Company’s plans is determined on the date of grant using the Black-Scholes option pricing model and the related expense is recognized on a straight-line basis over the entire vesting period. The Company did not grant any stock options during the three months ended March 31, 2015.

A summary of option activity for the three months ended March 31, 2015 is presented below:

(in thousands, except for per share amounts)	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding, January 1, 2015	74,200	$13.76
Options granted	—	$—
Options exercised	—	$—
Options expired / forfeited	—	$—
Options outstanding, March 31, 2015	74,200	$13.76	$—	2.0
Options exercisable as of March 31, 2015	37,532	$8.75	$314	1.46

Performance Share Units
Compensation expense is recognized for PSU awards on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant using a Monte Carlo simulation model. The fair value of the Company's PSU's granted during the three months ended March 31, 2015 were estimated at the date of grant with the following weighted-average assumptions:

Three Months Ended March 31, 2015
PSUs granted:
Risk-free interest rate	1.0%
Dividend yield	—%
Volatility	64.3%
Performance period (in years)	3.0
A summary of PSU activity under the Plans for the three months ended March 31, 2015 is presented below:

(in thousands except per share amounts)	Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	142,357	$30.65
Granted (1)	68,650	20.16
Vested / Settled (1)	(13,763)	30.52
Forfeited / Canceled (1)	—	—
Non-vested at March 31, 2015	197,244	$27.01
(1) The number of units shown in the table above are based on target performance. The final number of shares of common stock issued may vary depending on the achievement of market conditions established within the awards, which could result in the actual number of shares issued ranging from zero to a maximum of two times the number of units shown in the above table.
The following table shows the PSUs that were settled by issuing the Company's common stock relative to a broad stock index and a peer group performance index. There were no PSUs settled during the three months ended March 31, 2014.

	Year of Grant	Net Number of Issued Shares upon Vesting	Shares Withheld to Settle Tax Withholding Obligations	TSR Multiple Range		Russell 3000 Multiple
				Low	High	Low	High
Three Months Ended March 31, 2015
	2013	8,768	3,954	1.75	1.75	2.00	2.00
	2014	2,506	1,145	0.63	0.75	—	0.75

Note 10 - Income Taxes
For the three months ended March 31, 2015 and 2014, the Company's income tax expense and effective tax rates on forecasted pretax losses were:

	Three Months Ended March 31,
(in thousands, except for rate)	2015	2014
Income tax expense	$44	$13
Effective tax rate	(1)%	(2)%
The effective tax rates for the three months ended March 31, 2015 and 2014 were different from the statutory rate primarily due to an increase in the Company's valuation allowances against federal and state net operating losses and federal tax credits, which was partially offset by estimated state tax expense.

The Company projects that its deferred tax assets will exceed its deferred tax liabilities as of December 31, 2015. As a result, the Company determined that it is not more likely than not that it would be able to realize the value of its federal and state net operating loss carryforwards, tax credits and other deferred tax assets and has recorded a full valuation allowance against the excess deferred tax assets. This valuation allowance is expected to increase over time as the Company's deferred tax assets increase.
Note 11 - Business Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company's chief operating decision maker ("CODM"), or a decision making group, in deciding how to allocate resources and in assessing financial performance. As of March 31, 2015, the Company's CODM was the Company's CEO. The Company's operating and reportable segments are organized by products and services provided. Segments have been reorganized from prior periods due to changes within the Company's management structure and the manner in which the Company is operating the business. All prior periods have been conformed to the current year presentation.
The Company had four reportable segments during the periods presented: (1) Refined Coal ("RC"); (2) Emissions Control - Engineering and Technology Services ("EC - ETS"); (3) Emissions Control - Manufacturing ("EC - Manufacturing"); and (4) Research and Development ("R&D").
The business segment measurements provided to and evaluated by the CODM are computed in accordance with the principles listed below:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except as described below.

•	Segment revenue includes the Company's equity method earnings and losses from the Company's equity method investments. Segment revenue also includes the Company's royalty earnings from CCS.

•
Segment operating income (loss) includes the Company's equity method earnings and losses from the Company's equity method investments and royalty earnings from CCS (including depreciation and amortization expense). However, segment operating income (loss) excludes Payroll and benefits, Rent and occupancy, Legal and professional fees, and General and administrative ("Corporate general and administrative expenses") unless otherwise specifically included as the Company does not allocate those amounts between segments.

•	Segment revenue includes Research and Development reimbursements.

•	All items not included in operating income are excluded from the segments reporting.

As of March 31, 2015 and December 31, 2014 all material assets are located in the U.S. and all significant customers are either U.S. companies or the U.S. Government. The following table presents the Company's operating segment results for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenues:
Refined Coal:
Earnings in equity method investments	$314	$6,625
Consulting services	21	231
Royalties	2,194	1,132
	2,529	7,988
Emissions Control - Engineering Technology and Services:
Equipment sales	21,047	18
Consulting services	343	275
Chemical and other	274	31
	21,664	324
Emissions Control - Manufacturing:
Equipment sales	69	185
Consulting services	3	243
	72	428

Research and Development:	—	495
	—	495
Total segment reporting revenues	$24,265	$9,235

Adjustments to reconcile to reported revenues:
Refined Coal:
Earnings in equity method investments	$(314)	$(6,625)
Royalties	(2,194)	(1,132)
	(2,508)	(7,757)

Research and Development:	—	(495)
Total reported revenues	$21,757	$983
Segment reporting operating income (loss)
Refined Coal	$668	$6,759
Emissions Control - Engineering Technology Services	4,745	(1,236)
Emissions Control - Manufacturing	(2,192)	(899)
Research and Development	(1,935)	(374)
Total segment operating income	$1,286	$4,250

RC
The following table details the segment revenues of the Company's respective equity method investments:

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Segment income
Total reported segment income	$1,286	$4,250
Adjustments to reconcile to net loss attributable to Advanced Emissions Solutions, Inc.
Corporate payroll and benefits	(2,940)	(2,852)
Corporate rent and occupancy	(138)	(162)
Corporate legal and professional fees	(3,308)	(870)
Corporate general and administrative	(906)	(888)
Depreciation and amortization	(149)	(84)
Interest income	12	27
Other income	55	9
Income tax expense	(44)	(13)
Net loss	$(6,132)	$(583)
Unallocated general and administrative expenses include certain costs that benefit the business as a whole but are not directly related to one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, legal fees, facility costs, audit fees and corporate governance expenses.

Segment assets were as follows as of the dates presented:

	As of
(in thousands)	March 31, 2015	December 31, 2014
Refined Coal (1)	$22,044	$21,322
Emissions Control - Engineering Technology and Services:	29,116	34,175
Emissions Control - Manufacturing	8,374	11,285
Research and Development	8,332	6,431
All Other and Corporate	15,003	20,486
Consolidated	$82,869	$93,699

(1) The asset carrying value of the Company's equity investment in CCS was zero as of March 31, 2015 and December 31, 2014, respectively.

During the fourth quarter of 2015 the Company realigned its operating segments into two reportable segments: (1) Refined Coal ("RC"); and (2) Emissions Control ("EC"). Beginning with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Company will retroactively adjust all segment related disclosures.
Note 12 - Subsequent Events
Unless disclosed elsewhere within the notes to the Condensed Consolidated Financial Statements, the following are the matters that occurred subsequent to the balance sheet date.
Highview License
In November 2014, in addition to acquiring the cost method investment in Highview, as described in Note 5, the Company's subsidiary, ADA-ES, Inc. also acquired an exclusive license to utilize Highview's technology in North America. The technology license is included within the Other assets line item in the Condensed Consolidated Balance Sheets and is being amortized over a 10-year period. The liability is included within the Other current liabilities and Other long-term liabilities line items in the Condensed Consolidated Balance Sheets. The technology license agreement was amended in November 2015 to defer license fee payments for a period of one year, allowing the Company to elect a non-exclusive license at a lower cost, or to terminate the license in return for paying a buy-out fee starting at £0.2 million if terminated in 2016 ($0.3 million based upon the exchange rate in effect as of the date of the November 2015 amendment) and decreases annually over the term of the 10 year agreement.
Assets Sold, Leases Abandoned and Settlement
As discussed within Note 2, as part of a broader strategic restructuring of the Company's business, the Company’s management approved an action to wind down the manufacturing operations of BCSI, LLC, in order to focus the Company's efforts within the DSI market on engineering. During the fourth quarter of 2015, the Company classified certain assets used in the BCSI, LLC manufacturing operations as held for sale. In doing so, the Company recognized impairment expense of approximately $0.3 million to reduce the carrying value of the assets to their estimated sales value, less estimated costs to sell. The property and equipment was subsequently sold at auction. Proceeds from the sale of the impaired assets totaled approximately $0.6 million. No gain or loss was recognized on the sale of the property and equipment.

Also during the fourth quarter of 2015, the Company sold certain property and equipment having a net book value of approximately $0.1 million. Proceeds from the sale totaled approximately $0.3 million, which resulted in the recognition of a gain on the sale of approximately $0.2 million.

The Company also closed its fabrication facility in McKeesport, Pennsylvania during the fourth quarter of 2015 and recognized $0.8 million of expense related to the abandonment of leased facilities. In March 2016, the Company entered into an agreement to terminate various lease agreements covering approximately 207 thousand square feet of manufacturing, warehouse and office space located in Pennsylvania. As consideration for terminating the leases, the Company agreed to pay the lessor termination fees of $250 thousand in April 2016 and the same amount in April 2017.
RCM6 Sale
On March 3, 2016, the Company sold its 24.95% membership interest in RCM6 for a cash payment of $1.8 million and assumption of the outstanding note payable made by the Company in connection with its purchase of RCM6 membership interests from CCS in February 2014. As a result of the sale, the Company is no longer a member of RCM6 and is no longer subject to any quarterly capital calls and variable payments to RCM6. However, the Company will still receive it pro-rata share of income and cash distributions through its ownership in CCS. The income and cash distribution will be generated from the RCM6 RC facility lease payments made to CCS.
Notes Payable subsequent to March 31, 2015
On October 22, 2015, the Company entered into a credit agreement for a $15.0 million term loan, with Franklin Mutual Quest Fund and MFP Investors LLC (the "Lenders"), and Wilmington Trust, National Association, as the administrative agent and collateral agent (the “Credit Agreement”), which was subsequently amended in 2016 as discussed below. Under the original terms and conditions, the Credit Agreement matured on April 22, 2016, subject to a three month extension at the Company's option to the extent certain conditions are met. The Credit Agreement bears interest at an annual rate equal to 10.5% and is subject to various prepayment and other premiums if certain events, including a change in control, occur. The Company received net proceeds of $13.9 million and recorded debt discounts and debt issuance costs of $1.5 million. The debt discounts and debt issuance costs will be amortized to interest expense using the effective interest method over the life of the Credit Agreement. The net proceeds are being used to fund working capital needs and for general operating purposes of the Company and its subsidiaries.
On February 8, 2016, the Company entered into the first amendment to the Credit Agreement ("First Amendment") that extended the SEC filings date to March 30, 2016. On March 30, 2016, the Company entered into the second amendment to the Credit Agreement ("Second Amendment"). The Second Amendment extended the maturity date to July 8, 2016, extended the Company's filing date deadline related to its 2015 SEC filings to April 20, 2016, increased the stated interest rate from 10.5% to 15.0% and increased the minimum cash balance requirement from $3.0 million to $3.5 million. The Company incurred approximately $0.6 million in fees related to the Second Amendment.

All obligations of the Company under the Credit Agreement are unconditionally guaranteed by each of the Company’s wholly-owned domestic subsidiaries (excluding ADA Analytics, LLC) and are secured by perfected security interests in substantially all of the assets of the Company and the guarantors, subject to certain agreed upon exceptions.

The Lenders are beneficial owners of Common Stock in the Company. The Credit Agreement was approved by the Company's Board of Directors and by the Audit Committee as a related party transaction.

In connection with the Credit Agreement, and the Company's pledge and assignment to the Collateral Agent for all of ADA's equity interests in CCSS, the Lenders required that NexGen consent to a pledge. The Company entered into an Indemnity

Agreement with NexGen whereby ADES and ADA agreed to indemnify NexGen from and against any and all losses, claims, damages, liabilities, costs, fees or expenses, which may arise in connection with the Company pledging its CCSS equity interests. The Indemnity Agreement was approved by the Company's Board of Directors and by the Audit Committee as a related party transaction.
In April 2016, the Company initiated a workforce reduction plan affecting approximately 30% of the Company’s employees ("Restructuring"). In connection with these actions, the Company currently expects to record aggregate charges with respect to severance payments, benefits continuation and vesting of certain equity awards that are estimated to be approximately $0.6 million - $0.9 million and are expected to be recorded during the second and third quarters of 2016. Cash expenditures related to the Restructuring are expected to be approximately $0.6 million - $0.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited Condensed Consolidated Financial Statements and notes of Advanced Emissions Solutions, Inc. (“ADES" or the “Company”) included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes of ADES, included in our most recent Annual Report on Form 10-K for the year ended December 31, 2014.
Overview
ADES serves as the holding entity for a family of companies that provide emissions solutions to customers in the coal-fired power generation, industrial boiler and cement industries. Through its subsidiaries and joint ventures, the Company is a leader in emissions control technologies and associated equipment, chemicals, and services. Our proprietary environmental technologies enable our customers to reduce emissions of mercury and other pollutants, maximize utilization levels and improve operating efficiencies to meet the challenges of existing and pending emission control regulations.

Our approach to technology development, implementation and commercialization involves taking technology to full-scale testing as quickly as we can and enhancing the technology under actual operating conditions.
Our major activities include:

•	Development and sale of technology to reduce emissions and improve operations of coal-fired boilers used for power generation and industrial processes;

•
Development and sale of equipment, consulting services, specialty chemicals and other products designed to reduce emissions of mercury, acid gases, metals and other pollutants and the providing of technology services in support of our customers' emissions compliance strategies;

•
Research and development of technologies and other solutions to advance cleaner energy and to help our customers meet existing and future regulatory and business challenges, including Carbon Dioxide (“CO2”) emissions control technologies and technologies designed to reduce other emissions related to power generation or industrial processes;

•
Through CCS, an unconsolidated entity, reduction of mercury and nitrogen oxide ("NOX") emissions at select coal-fired power generators, via the production of Refined Coal. Additionally, benefit from the tax credits generated by the production of RC by retaining the credits or selling or leasing the pertinent RC facilities to tax equity investors. See the separately filed financial statements of CCS and the other related RC entities within the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations
For comparability purposes, the following tables set forth our results of operations for the periods presented in our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report. The period-to-period comparison of financial results may not be indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenues:
Equipment sales	$21,115	$203
Consulting services	368	749
Chemicals and other	274	31
Total revenues	21,757	983
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	15,051	124
Consulting services cost of revenue, exclusive of depreciation and amortization	426	311
Chemical and other cost of revenue, exclusive of depreciation and amortization	238	16
Payroll and benefits	4,911	4,247
Rent and occupancy	631	559
Legal and professional fees	3,735	1,433
General and administrative	1,882	1,146
Research and development, net	1,250	279
Depreciation and amortization	531	438
Total operating expenses	28,655	8,553
Operating loss	(6,898)	(7,570)
Other income (expense):
Earnings from equity method investments	314	6,625
Royalties, related party	2,194	1,132
Interest income	12	27
Interest expense	(1,775)	(793)
Other	65	9
Total other income (expense), net	810	7,000
Loss before income tax expense	(6,088)	(570)
Income tax expense	44	13
Net loss	$(6,132)	$(583)

Comparison of the Three Months Ended March 31, 2015 and 2014

Total Revenue and Cost of Revenue
A summary of the components of our revenue and costs of revenue for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2015	2014	($)	(%)
Revenues:
Equipment sales	$21,115	$203	$20,912	*
Consulting services	368	749	(381)	(51)%
Chemicals and other	274	31	243	784%
Total revenues	21,757	983	20,774	2,113%
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	15,051	124	14,927	*
Consulting services cost of revenue, exclusive of depreciation and amortization	426	311	115	37%
Chemical and other cost of revenue, exclusive of depreciation and amortization	238	16	222	*

* Calculation not meaningful

Equipment sales and Equipment sales cost of revenue, exclusive of items shown separately below
During the three months ended March 31, 2015 and 2014, we entered into one and 14 long term (6 months or longer) fixed price contracts to supply Activated Carbon Injection ("ACI") systems with aggregate contract values including associated change orders of $3.3 million and $26.4 million, respectively. Total value per contract may change due to the relative sizes of ACI systems and the contracts related thereto. During the three months ended March 31, 2015 and 2014, we completed 11 and zero ACI systems, recognizing revenues of $21.0 million and zero and costs of revenue of $14.7 million and zero, respectively. We did not recognize any loss provisions related to contracts during the three months ended March 31, 2015 and 2014 related to ACI systems.

During the three months ended March 31, 2015 and 2014, we entered into one and two long term (6 months or longer) fixed price contracts to supply Dry Sorbent Injection ("DSI") systems and other material handling equipment with aggregate contract values including associated change orders of $1.5 million and $3.2 million, respectively. Total value per contract may change due to the relative sizes of DSI systems and the contracts related thereto. During the three months ended March 31, 2015 and 2014, we completed zero and two DSI systems, recognizing revenues of zero and $0.1 million and costs of revenue of zero and zero, respectively. Certain of the DSI system long-term fixed price contracts were expected to be completed with losses. As a result, cost of sales included $0.2 million and zero in loss provisions related to DSI system contracts that were recognized during the three months ended March 31, 2015 and 2014, respectively. Due to potential cost overruns related to certain DSI projects, we expect that the future relationship between revenues and costs may be dissimilar from prior results.

The remaining changes were due to other equipment sales.

Consulting services and Consulting services cost of revenue
We provided consulting services related to emissions regulations. During the three months ended March 31, 2015 and 2014, revenues decreased period over period due to a decrease in the number of consulting service engagements performed and a decrease in average contract revenue, which will fluctuate due to customer mix and specific consulting engagements.

Chemicals and other
The most significant component of Chemicals and other revenues and costs of revenues were chemical sales related to emissions control technologies. During the three months ended March 31, 2015 and 2014, revenues increased year over year due to an increase in average contract revenue. Due to coal-fired power plant requirements to be in compliance with applicable regulations in 2015 and beyond, we believe this will lead to an increase in the market for these products in the future.

Additional information related to revenue concentrations and contributions by class and reportable segment can be found within the segment discussion below and in Note 11 to the Company's Condensed Consolidated Financial Statements.

Other Operating Expenses
A summary of the components of our operating expenses, exclusive of costs of revenue (presented above), for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2015	2014	($)	(%)
Operating expenses:
Payroll and benefits	$4,911	$4,247	$664	16%
Rent and occupancy	631	559	72	13%
Legal and professional fees	3,735	1,433	2,302	161%
General and administrative	1,882	1,146	736	64%
Research and development, net	1,250	279	971	348%
Depreciation and amortization	531	438	93	21%
	$12,940	$8,102	$4,838	60%

Payroll and benefits
Payroll and benefits expenses increased during the three months ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in executive and overall head count, as well as restructuring expenses of $0.5 million during the three months ended March 31, 2015 in connection with the departure of an executive officer and management's alignment of the business with strategic objectives.

Rent and occupancy
Rent and occupancy expenses increased during the three months ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in insurance expense.

Legal and professional fees
Legal and professional fees expenses increased during the three months ended March 31, 2015 compared to the same period in 2014 as a result of the significant professional resources deployed to address the re-audit and restatement ("Restatement") of our consolidated financial statements, including the ongoing SEC Inquiry. We began incurring such costs during the second quarter of 2014. Expenses related to the Restatement during the three months ended March 31, 2015 were $2.6 million. These increases were offset by decreases in other expenses, including $0.2 million associated with professional fees associated with a residual payment agreement with a former consultant who was involved in the development and deployment of RC technologies, discussed in Note 8.

General and administrative
General and administrative expense increased during the three months ended March 31, 2015 compared to the same period in 2014 due to a $0.5 million allowance recorded against the entire principal balance of a note receivable. Additionally, there was an increase of $0.1 million related to personnel acquisition costs during the three months ended March 31, 2015.

Research and development, net
Research and development expense increased during the three months ended March 31, 2015 compared to the same period in 2014 due to expenses incurred related to ADA Analytics of $0.1 million, an increase in net Department of Energy (“DOE”) costs of $0.3 million, and $0.5 million paid to an independent third party to develop cooling technology to liquefy natural gas, which project has subsequently been terminated.

Depreciation and amortization
Depreciation and amortization expense increased during the three months ended March 31, 2015 compared to the same period in 2014 due to amortization of our technology license with Highview and asset additions.

Other Income (Expense), net
A summary of the components of our other income (expense), net for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2015	2014	($)	(%)
Other income (expense):
Earnings from equity method investments	$314	$6,625	$(6,311)	(95)%
Royalties, related party	2,194	1,132	1,062	94%
Interest income	12	27	(15)	(56)%
Interest expense	(1,775)	(793)	(982)	124%
Other	65	9	56	622%
Total other income (expense), net	$810	$7,000	$(6,190)	(88)%

Earnings in equity method investments
The following table details the components of the Company's respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2015	2014
Earnings from CCS	$100	$6,588
Earnings from CCSS	1,022	880
Loss from RCM6	(808)	(843)
Earnings from equity method investments	$314	$6,625

Earnings in equity method investments, and changes related thereto, are impacted by our three equity method investee's, CCS, CCSS and RCM6. Earnings in equity method investments decreased due to decreases in cash distributions in excess of our investment balance from CCS.

During the three months ended March 31, 2015 we recognized $0.1 million in equity income from CCS, compared to our proportionate share of CCS's net income of $8.1 million for the period. During the three months ended March 31, 2014, we recognized $6.6 million in equity income from CCS, compared to our proportionate share of CCS's net income of $7.8 million for the period. The difference between our pro-rata share of CCS's net income (loss) and our earnings from our CCS equity method investment as reported on our Condensed Consolidated Statements of Operations relates to the Company receiving distributions in excess of the carrying value of the investment during prior periods, and therefore recognizing such excess distributions as equity method earnings in the period the distributions occur. If CCS subsequently reports net income, the Company will not record its pro-rata share of such net income until its cumulative share of pro-rata net income equals the amount of its cumulative income recognized due to cash being distributed. Until such time, the Company will only report income from CCS to the extent of cash distributions. See additional information related to the Company's investment balance, equity earnings and cash distributions in Note 4 of the Condensed Consolidated Financial Statements.

As a result of earnings and cash flows from invested RC facilities, CCS distributed $0.1 million to the Company, which is included in our equity method earnings for the three months ended March 31, 2015 compared to distributions and earnings of $6.6 million for the three months ended March 31, 2014. This decrease is due primarily to the increased working capital needs of CCS to operate retained RC facilities and other operating expenses.

As of March 31, 2015 and 2014, the number of invested RC facilities that were generating rental income was 11 and nine, respectively. The number of retained RC facilities that were generating Internal Revenue Code Section 45 tax credits ("PTCs") and other tax benefits as of March 31, 2015 and 2014, were eight and three, respectively.

Equity earnings from our interest in CCSS increased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to an increase in the number of RC facilities being operated by CCSS. The weighted-average number of RC facilities for which CCSS had operating and maintenance agreements in place, based upon the number of months each facility was operated during the respective periods, increased period over period. As of March 31, 2015 and 2014, CCSS had operating and maintenance agreements in place with 19 and 12 RC facilities, respectively. CCSS derives earnings both from fixed-fee arrangements as well as fees that are tied to actual RC production, depending upon the specific RC facility operating and maintenance agreement.

During February 2014, we purchased a membership interest in RCM6 and recognized equity method losses resulting from the operation of the RC facility owned by RCM6, which generated tax credits and tax benefits available to us. Equity losses from our interest in RCM6 decreased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due to a decrease in the RC production by RCM6, thus reducing operating losses, as there was a decrease in the amount of RC necessary supplement other forms of energy production.
On March 3, 2016, the Company sold its 24.95% membership interest in RCM6 for a cash payment of $1.8 million and assumption of the outstanding note payable made by the Company in connection with its purchase of RCM6 membership interests from CCS in February 2014. As a result of the sale, the Company is no longer a member of RCM6 and is no longer subject to any quarterly capital calls and variable payments to RCM6.

Although all of our deferred tax assets have a full valuation allowance recorded against them as of March 31, 2015 and March 31, 2014, respectively, we earned the following tax credits which may be available for future benefit related to the operation of retained RC facilities that were not invested:

	Three Months Ended March 31,
(in thousands)	2015	2014
Section 45 tax credits earned	$8,276	$6,993

Additional information related to our equity method investees is included in Note 4 of the Condensed Consolidated Financial Statements.

Royalties, related party
During the three months ended March 31, 2015 and 2014, there was 4.2 million tons and 2.3 million tons of RC produced using M-45TM and M-45-PCTM technologies, which CCS licenses from us. The increase was due to an increase in the number of RC facilities producing RC with our technologies.

Interest expense
During the three months ended March 31, 2015 and 2014, interest expense increased due to Internal Revenue Code section 453A ("453A"), which requires taxpayers using the installment method to pay an interest charge on the portion of the tax liability that was deferred under the installment method and interest expense on the RCM6 note payable used to finance our purchase of RCM6 in February 2014. These increases were $0.7 million and $0.3 million, respectively. Our interest expense increased beginning in the fourth quarter of 2015 due to interest payments on the term loan entered into during the fourth quarter of 2015.

Income tax expense
We did not record any federal income tax expense (benefit) during the three months ended March 31, 2015 and 2014 as a result of recording full valuation allowances against all of our net deferred tax assets in all jurisdictions. However, we did record state income tax expense for the three months ended March 31, 2015 and 2014.

Business Segments
As discussed in Note 11 of the Condensed Consolidated Financial Statements, we have four reportable segments: (1) RC; (2) EC - ETS; (3) EC - Manufacturing; and (4) R&D. The business segment measurements are computed in accordance with the principles listed below:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except as described below.

•	Segment revenue includes the Company's equity method earnings and losses from the Company's equity method investments. Segment revenue also includes the Company's royalty earnings from CCS.

•
Segment operating income (loss) includes the Company's equity method earnings and losses from the Company's equity method investments and royalty earnings from CCS. However, segment operating income (loss) excludes Payroll and benefits, Rent and occupancy, Legal and professional fees, and General and administrative ("Corporate general and administrative expenses") unless otherwise specifically included as the Company does not allocate those amounts between segments.

•	Segment revenue includes Research and Development reimbursements.

•	Items not included in operating income are excluded from segment reporting except for 453A and RCM6 interest expense, which is directly attributable to our RC segment.

The principal products and services of our segments are:

1.
RC - Our RC segment derives its earnings from equity method investments as well as royalty payment streams and other revenues related to enhanced combustion of and reduced emissions of both NOX and mercury from the burning of coals. The Company's equity method investments related to the RC segment include CCS, CCSS and RCM6. Segment revenues include the Company's equity method earnings and losses from the Company's equity method investments and royalty earnings from CCS. These earnings are included within the Earnings from equity method investments and Royalties, related party line items in the Condensed Consolidated Statements of Operations.

2.
EC - ETS - Our EC - ETS segment includes revenues and related expenses from the sale of ACI equipment systems, consulting services and chemical and other sales related to the reduction of emissions in the coal-fired electric generation process. The fabrication of ACI systems is largely dependent upon third party manufacturers. These amounts are included within the respective revenue and cost of sales line items in the Condensed Consolidated Statements of Operations.

3.
EC - Manufacturing - Our EC - Manufacturing segments includes revenues and related expenses from the sale of DSI equipment systems, consulting services and other sales related to the reduction of emissions in the electric utility industry. We fabricated DSI systems through our subsidiary BCSI through December 2015. These amounts are included within the respective revenue and cost of sales line items in the Condensed Consolidated Statements of Operations.

4.
R&D - Our R&D segment focuses on the research and development of technologies through internal funds, and contracts supported by the DOE and industry participants. The contracts with the DOE take the form of grants or cooperative agreements and are considered financial assistance awards. Segment revenues include the reimbursements received from the DOE and industry participants as well as any revenues from third parties that engage the Company for R&D consulting services. These reimbursements are included as contra expense within the Research and development, net line item in the Condensed Consolidated Statements of Operations.

Management uses segment operating income (loss) to measure profitability and performance at the segment level. Management believes segment operating income (loss) provides investors with a useful measure of our operating performance and underlying trends of the businesses. Segment operating income (loss) may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations.

The following table presents the Company's operating segment results for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenues:
Refined Coal:
Earnings in equity method investments	$314	$6,625
Consulting services	21	231
Royalties	2,194	1,132
	2,529	7,988
Emissions Control - Engineering Technology and Services:
Equipment sales	21,047	18
Consulting services	343	275
Chemical and other	274	31
	21,664	324
Emissions Control - Manufacturing:
Equipment sales	69	185
Consulting services	3	243
	72	428

Research and Development:	—	495
	—	495
Total segment reporting revenues	$24,265	$9,235
Adjustments to reconcile to reported revenues:
Refined Coal:
Earnings in equity method investments	$(314)	$(6,625)
Royalties	(2,194)	(1,132)
	(2,508)	(7,757)
Research and Development:	—	(495)
Total reported revenues	$21,757	$983
Segment reporting operating income (loss)
Refined Coal	$668	$6,759
Emissions Control - Engineering Technology Services	4,745	(1,236)
Emissions Control - Manufacturing	(2,192)	(899)
Research and Development	(1,935)	(374)
Total segment operating income	$1,286	$4,250

RC
The following table details the segment revenues of the Company's respective equity method investments:

	Three Months Ended March 31,
(in thousands)	2015	2014
Earnings from CCS	$100	$6,588
Earnings from CCSS	1,022	880
Loss from RCM6	(808)	(843)
Earnings from equity method investments	$314	$6,625

Earnings in equity method investments decreased during the three months ended March 31, 2015 compared to 2014 due to decreases in cash distributions from CCS and three months of losses from RCM6 in 2015 whereas RCM6 was purchased in February 2014.

Additional discussion of our equity method investments is included above within our consolidated results and in Note 8 of the Consolidated Financial Statements.

During the three months ended March 31, 2015 and 2014, there was 4.2 million and 2.3 million tons, respectively, of RC produced RC facilities using M-45TM and M-45-PCTM technologies, which CCS licensed from us beginning in July 2012. Changes in tons produced were driven by increases in the number of RC facilities using the M-45TM and M-45-PCTM technologies.

Segment operating income decreased during the three months ended March 31, 2015 compared to 2014 due the decrease in revenue, driven by the decrease in cash distributions from CCS, offset by an increase in CCSS earnings of $0.1 million and Royalties related to CCS's use of our M-45 License of $0.2 million.

EC - ETS
During the three months ended March 31, 2015 and 2014, we completed 11 and zero ACI systems, recognizing revenues of $21.0 million and zero and costs of revenue of $14.7 million and zero, respectively. We did not recognized any loss provisions related to ACI system contracts during this three months ended March 31, 2015 and 2014, respectively. The increase in the completion of equipment contracts was a combination of the timing of entering into the contracts and the completion of such contracts.

The increase in segment operating income during the three months ended March 31, 2015 compared to 2014, was due to increases in the number of contracts completed during the quarter and a decrease in costs.

EC - Manufacturing
During the three months ended March 31, 2015 compared to 2014, revenues decreased due to a decrease in contracts completed. We completed zero and one DSI systems and zero and one other material handling equipment systems, recognizing revenues of zero and $0.1 million and costs of revenue of zero and zero, respectively. Cost of sales were impacted year over year due to $0.2 million and zero in loss provisions related to contracts recognized during the three months ended March 31, 2015 and 2014, respectively, related to DSI contracts. Due to potential cost overruns related to certain DSI projects, the Company expects that the future relationship between revenues and costs may be dissimilar from prior results.

The decrease in segment operating loss during the three months ended March 31, 2015 compared to 2014, was due to a decrease in the number of contracts completed and loss provisions recognized.

R&D
Research and development expense increased during the three months ended March 31, 2015 compared to the same period in 2014 due to an increase in activity. The Company incurred expenses related to ADA Analytics of $0.1 million and an independent third party to develop cooling technology to liquefied natural gas of $0.5 million. The increase was also attributable to an increase in net Department of Energy (“DOE”) costs of $0.3 million.

Other matters
During the fourth quarter of 2015 the Company realigned its operating segments into two reportable segments: (1) Refined Coal ("RC"); and (2) Emissions Control ("EC"). During 2016, the Company will retroactively adjust all quarterly segment related disclosures in its Quarterly Reports on Form 10-Q for the three months ended March 31, 2016 and the three months ending June 30 and September 30, 2016.

Liquidity and Capital Resources
Overview of Factors Affecting Our Liquidity
During the three months ended March 31, 2015, our working capital and cash balances continued to decline, due principally to continued losses. Such losses were driven primarily by poor operating performance within our EC - Manufacturing segment, substantial and continuing expenditures required to fund the Restatement activities, and a significant reduction in the receipt of cash distributions from CCS. This deterioration of working capital directly necessitated the securing of the loan transaction described below. The Company expects that pressure on its working capital will continue until such time as all Restatement activities are completed, including resolution of the SEC Inquiry and the conclusion of the private litigation described in Note 8 to the Condensed Consolidated Financial Statements.
Our principal sources of liquidity include:

•	cash on hand;

•	distributions from CCS and CCSS;

•	royalty payments from CCS; and

•	proceeds from the securing of debt facilities, such as the $15 million term loan obtained in October 2015, as described below.
Since April 2014, we have been unable to borrow from our bank line of credit as a result of not being in compliance with certain covenants related to our loan agreement. No borrowings were outstanding as of March 31, 2015 or December 31, 2014. Prior to June 2014, the bank line of credit was used primarily to provide collateral support for certain Letters of Credit that had been issued to customers related to certain contractual performance and payment guarantees, typically provided in lieu of surety bonds. Upon notification of such covenant non-compliance, we were required to secure such letters of credit with cash collateral. Additionally, we are required to provide collateral to other financial institutions that have issued letters of credit providing security for continuing royalty indemnification obligations related to the settlement of certain litigation. The collateral amounts are disclosed on our Condensed Consolidated Balance Sheets as Restricted cash, Restricted cash, long-term and Investment securities, restricted, long-term. As of March 31, 2015 and December 31, 2014, these collateral amounts totaled $12.8 million and $11.6 million, respectively.
Our bank line of credit has been amended six times (December 2, 2013, April 3, 2014, September 20, 2014, December 15, 2014, May 29, 2015 and September 30, 2015), most notably to extend the maturity date. The lender has also provided seven waivers relating to various transactions and obligations to provide financial information to the lender. As amended, the Line of Credit is available until May 31, 2016. No amounts were drawn on the line of credit during the three months ended March 31, 2015 and 2014, respectively.
Our primary uses of liquidity during the three months ended March 31, 2015, in addition to the restricted cash assets described above, include costs and expenses related to completing the Restatement of prior year financial statements, including litigation and other expenses related thereto; delivering on our existing contracts and customer commitments; our corporate restructuring and realignment of its businesses. Additional uses of liquidity include 453A interest payments, capital calls related to RCM6 to fund operating expenses, royalty indemnification payments, interest expense on the Company’s notes payable, capital expenditures and research and development costs. During the first quarter of 2015, we used $2.1 million in cash resources to acquire certain assets of InSyst Ltd. and ClearView Monitoring Solutions Ltd.
On October 22, 2015, we entered into a credit agreement for a $15.0 million term loan, with Franklin Mutual Quest Fund and MFP Investors LLC (the "Lenders"), and Wilmington Trust, National Association, as the administrative agent and collateral agent (the “Credit Agreement”), which was subsequently amended in 2016 as discussed below. Under the original terms and conditions, the Credit Agreement matured on April 22, 2016, subject to a three month extension at the Company's option to the extent certain conditions are met. The Credit Agreement bears interest at an annual rate equal to 10.5% and is subject to various prepayment and other premiums if certain events, including a change in control, occur. Upon closing, we received net proceeds of $13.9 million and recorded debt discounts and debt issuance costs of $1.5 million. The debt discounts and debt issuance costs will be amortized to interest expense using the effective interest method over the life of the Credit Agreement. The net proceeds received are being used to fund our working capital needs and general operating purposes. The Credit Agreement may become due prior to maturity based on certain customary events requiring mandatory prepayment, including upon certain asset sales or receipts of certain types of cash proceeds outside the ordinary course of business, upon a change of control, and upon a default.
On February 8, 2016, the Company entered into the first amendment to the Credit Agreement ("First Amendment") that extended the 2015 SEC filings date to March 30, 2016. On March 30, 2016, the Company entered into the second amendment to the Credit Agreement ("Second Amendment"). The Second Amendment extended the maturity date to July 8, 2016, extended the Company's filing date deadline related to its 2015 SEC filings to April 20, 2016, increased the stated interest rate from 10.5% to 15.0% and increased the minimum cash balance requirement from $3.0 million to $3.5 million. The Company incurred approximately $0.6 million in fees related to the Second Amendment.

In February 2016, the Company entered into an agreement with the DSI Business Owner to settle the remaining amounts owed as of the date of the agreement of approximately $1.1 million for $0.3 million, which was paid in the first quarter of 2016.
On March 3, 2016, the Company sold its entire ownership interest in RCM6. The Company received a cash payment of $1.8 million related to the sale and has no future obligations related to previously recorded notes payable.
Our ability to generate sufficient cash flow required to meet ongoing operational needs and to meet our obligations, including the repayment of the loan under the Credit Agreement, depends upon several factors, including executing on our contracts and initiatives, discussed above, receiving royalty payments from CCS and distributions from CCS and CCSS, and our ability to maintain a significant share of the market and increase operational efficiencies for emissions control equipment, chemicals and services. Distributions from CCS will likely be dependent upon the securing of additional tax equity investors for those CCS facilities that are currently not operating, or operating as retained RC facilities. If we are unable to generate sufficient cash flow, we may be unable to meet our operational needs and/or repay our loan when due. Should this be the case, we will seek to refinance the loan or obtain alternative financing. If we are unable to refinance the loan or obtain alternative financing, our lenders would be entitled to take possession of the collateral securing the indebtedness, which includes substantially all of our assets, to the extent permitted by the Credit Agreement and applicable law.
Sources and Uses of Cash
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
Cash and cash equivalents decreased from $25.2 million as of December 31, 2014 to $11.7 million as of March 31, 2015. The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
(in thousands)	2015	2014	Change
Cash provided by (used in):
Operating activities	$(8,208)	$(8,381)	$173
Investing activities	(4,303)	2,481	(6,784)
Financing activities	(932)	243	(1,175)
Net change in cash and cash equivalents	$(13,443)	$(5,657)	$(7,786)
Cash flow from operating activities
Cash flows used in operating activities reflect operating losses as well as the timing of our working capital requirements, in addition to other items discussed herein.
Our cash spend for legal and professional fees for the three months ended March 31, 2015 increased from that of the comparable prior year period, primarily due to our efforts related to the Restatement process and SEC Inquiry, causing an increase in cash outflows of $2.0 million, and consulting fees paid to a former consultant for RC technology.
Deferred revenue and project costs resulted in a change in the use of operating cash flows on a net basis of $2.6 million due to production of ACI and DSI equipment systems. However, due to the completed contract revenue recognition method, these billings and related costs have not yet been recognized within revenues and cost of sales, respectively.
We are required to provide collateral for certain letters of credit for ACI and DSI equipment, as discussed in Note 8 of the our Condensed Consolidated Financial Statements. Cash is pledged as security for letters of credit in the same amount as the assets. There were no changes related to restricted cash supporting letters of credit for equipment contracts during the three months ended March 31, 2015. During the three months ended March 31, 2014, restricted cash was needed to collateralize letters of credit related to ACI and DSI equipment.
Our operating cash flow may also be significantly impacted by distributions from our equity investees which are classified as either a return on investment within operating cash flows or a return in excess of investment basis within investing cash flows. During the three months ended March 31, 2014, we received $6.5 million less in total cash distributions from equity method investees than we did during the three months ended March 31, 2015.

Cash flow from investing activities
Purchase and maturity of investments in securities, restricted and Increase in restricted cash
We are required to provide collateral for certain letters of credit for future payments related to royalty indemnification obligation and other payments as discussed in Note 8 of our Condensed Consolidated Financial Statements. Investment securities and cash are pledged as security for letters of credit in the same amount as the assets. The restricted investments and cash increased during the three months ended March 31, 2015 due to a contractual requirement related to the royalty indemnification obligation.
Acquisition of property and equipment
Acquisitions of property and equipment were $0.1 million and $0.5 million during the three months ended March 31, 2015 and March 31, 2014, respectively.
Advance on note receivable
In December 2014, we loaned $0.5 million to an independent third party to provide financing to for the pursuit of emissions technology projects, bearing annual interest of 8%. Interest and principal were payable at maturity of the agreement in June 2015. In March 2015, we loaned an additional $0.5 million to the third party, continuing to bear annual interest at 8%. All interest and principal payments were then deferred until March 2018. Subsequent to the second loan disbursement, it was determined that the independent third party was not awarded contracts, which would have utilized their emissions technology. Without these contracts, we concluded that the ability of the independent third party to repay these loans was in doubt. We have recorded an allowance against the entire principal balance of the note receivable outstanding, reversed accrued interest and put the two respective portions of the note on non-accrual status as of December 31, 2014 and March 31, 2015, respectively.
Acquisition of a business
During March 2015, we acquired Clearview, which operated as ADA Analytics, for total cash payments of $2.4 million, as described in Note 3 of the Condensed Consolidated Financial Statements, $2.1 million of which was paid in cash in the first quarter of 2015. The Company acquired the in-process research and development in order to potentially commercialize and expand its analytics services available to customers. However, in August 2015, as part of a broader strategic restructuring of our business to simplify our operating structure in a manner that creates increased customer focus, better supports sales and product delivery and also aligns the Company’s cost structure as the emissions control market shifts towards compliance solutions for the Federal Mercury and Air Toxics Standards ("MATS"), the Company’s management approved an action to wind down operations of ADA Analytics.
Equity method and cost method investments
On February 10, 2014, we purchased a 24.95% membership interest in RCM6, which owns a single RC facility that produces RC that qualifies for Section 45 tax credits. Total consideration given included a cash payment of $2.4 million and the execution of a $13.3 million note payable. In addition, we are subject to quarterly capital calls and variable payments based upon differences in originally forecasted RC production as of the purchase date and actual quarterly production. Due to the difference of the stated rate and the effective rate, the note payable is periodically negatively amortizing and is carried at a discount of $13.6 million and $14.2 million, respectively, as of March 31, 2015 and December 31, 2014. During the three months ended March 31, 2015 and 2014, we funded capital calls and made variable payments of $0.5 million and $1.3 million, respectively.
As discussed within the Results of Operations and the operating cash flow activities above, our investing cash flow may also be significantly impacted by the classification of cash distributions from equity method investees as either a return on investment within operating cash flows or a return in excess of investment basis within investing cash flows. During the three months ended March 31, 2015, there was a decrease in distributions from equity method investments within the investing section due to a decrease in period over period distributions in excess of cumulative earnings from CCS.

Cash flow from financing activities
Notes payable activity
During the three months ended March 31, 2015 and 2014 we used $0.7 million and zero cash, respectively, for repayments of principal on the RCM6 and DSI Business Owner notes payable, as described in Note 6 of the Condensed Consolidated Financial Statements. Principal payments increased period over period as the Company did not purchase RCM6 until the first quarter of 2014 and no principal payments were due during the three months ended March 31, 2014. Additionally, the Company didn't terminate its consulting agreement with the DSI Business Owner until December 31, 2014, at which time the Company recorded a note payable for remaining amounts owed.
Equity award activity
During the three months ended March 31, 2015 and 2014 we used $0.2 million and zero, respectively, for the repurchase of shares to satisfy minimum tax withholdings upon the vesting of equity based awards. Additionally, during the same periods, we received zero and $0.2 million of proceeds related to the exercise of options.

Significant non-cash transactions

	Three Months Ended March 31,
(in thousands)	2015	2014
Restricted stock award reclassification (equity to liability)	$—	$501
Issuance of common stock to settle liabilities	—	127
Acquisition of equity method investment through note payable	—	13,301
Contractual Obligations
During the three months ended March 31, 2015, there were no material changes to our contractual obligations outside of the ordinary course of business. As noted above, we entered into the $15.0 million Credit Agreement on October 22, 2015. Additionally, in March 2016 we sold our 24.95% interest in RCM6 and thus will have no further obligations related to the outstanding note payable to CCS. For further discussion, refer to Note 6 of our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2015, we did not engage in any off-balance sheet arrangements except those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which included operating leases, letters of credit and future 453A interest obligations.
Critical Accounting Policies and Estimates
Our significant accounting policies and estimates have not changed from those reported in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
New Accounting Guidance
Refer to Note 1 of our Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report for new accounting guidance issued during the three months ended March 31, 2015 and subsequent thereto through the date of this filing.
Forward-Looking Statements Found in this Report
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that involve risks and uncertainties. In particular such forward-looking statements are found in this Part I and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. Words or phrases such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “predicts,” the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	the scope and impact of mercury and other regulations or pollution control requirements, including the impact of the final Mercury and Air Toxics Standards (“MATS”);

(b)	the production of RC will qualify for IRC Section 45 tax credits in conjunction with the production of RC;

(c)	expected growth or contraction in and potential size of our target markets;

(d)	expected supply and demand for our products and services;

(e)	increasing competition in the emission control market;

(f)	future levels of research and development activities;

(g)	the effectiveness of our technologies and the benefits they provide;

(h)	CCS’s ability to profitably sell and/or lease additional RC facilities and/or RC facilities that may be returned to CCS, or recognize the tax benefits from their operations;

(i)	probability of any loss occurring with respect to CCS Party Guarantees;

(j)	the timing of awards of, and work and related testing under, our contracts and agreements and their value;

(k)
the timing and amounts of or changes in future revenues, royalties earned, backlog, funding for our business and projects, margins, expenses, earnings, tax rate, cash flow, royalty payment obligations, working capital, liquidity and other financial and accounting measures;

(l)	ability to refinance the loan under the Credit Agreement or obtain alternative financing;

(m)	the outcome of current and pending legal proceedings;

(n)	awards of patents designed to protect our proprietary technologies both in the U.S. and abroad;

(o)
the materiality of any future adjustments to previously recorded reimbursements as a result of DOE audits and the amount of contributions from the DOE and others towards planned project construction and demonstrations; and

(p)	whether any legal challenges or Environmental Protection Agency actions will have a material impact on the implementation of the MATS or other regulations and on our ongoing business.
Our expectations are based on certain assumptions, including without limitation, that:

(a)	coal will continue to be a major source of fuel for electrical generation in the United States;

(b)	the IRS will allow the production of RC to qualify for IRC Section 45 tax credits;

(c)	contracts we have with the DOE will continue to be funded at expected levels and we will be chosen to participate in additional contracts of a similar nature;

(d)	we will continue as a key supplier of equipment, chemicals and services to the coal-fired power generation industry as it seeks to implement reduction of mercury emissions;

(e)	current environmental laws and regulations requiring reduction of mercury from coal-fired boiler flue gases will not be materially weakened or repealed by courts or legislation in the future;

(f)	we will be able to meet any performance guarantees we make and continue meet our other obligations under contracts;

(g)	we will be able to obtain adequate capital and personnel resources to meet our operating needs and to fund anticipated growth and our indemnity obligations;

(h)	we will be able to establish and retain key business relationships with other companies;

(i)	orders we anticipate receiving will in fact be received;

(j)	governmental audits of our costs incurred under DOE contracts will not result in material adjustments to amounts we have previously received under those contracts;

(k)	we will be able to formulate new chemicals and blends that will be useful to, and accepted by, the coal-fired boiler power generation business;

(l)	we will be able to effectively compete against others;

(m)	we will be able to meet any technical requirements of projects we undertake;

(n)	CCS will be able to sell or lease the remaining RC facilities, including RC facilities that may be returned to CCS, to third party investors; and

(q)	we will be able to utilize our portion of the Section 45 tax credits generated by operation of RC facilities for the benefit of the members of CCS.

The forward-looking statements included in this Quarterly Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, timing of new and pending regulations and any legal challenges to or extensions of compliance dates of them; the government’s failure to promulgate regulations or appropriate funds that benefit our business; changes in laws and regulations, accounting rules, prices, economic conditions and market demand; impact of competition; availability, cost of and demand for alternative energy sources and other technologies; technical, start up and operational difficulties; failure of the RC facilities to produce coal that qualifies for tax credits; termination of or amendments to the contracts for RC facilities; decreases in the production of RC; inability to commercialize our technologies on favorable terms; our inability to ramp up our operations to effectively address recent and expected growth in our business; loss of key personnel; potential claims from any terminated employees, customers or vendors; failure to satisfy performance guarantees; availability of materials and equipment for our businesses; intellectual property infringement claims from third parties; pending litigation; elevated spending on non-recurring cash expenses, which may last longer than expected or reductions in operating costs may be less than expected; identification of additional material weaknesses or significant deficiencies; as well as other factors relating to our business, as described in our filings with the SEC, with particular emphasis on the risk factor disclosures contained in those filings and in Item 1A of this Quarterly Report. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Quarterly Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company is most significantly exposed to interest rate risk related to its obligations to pay 453A interest to the IRS. Additionally, the Company is currently exposed to interest rate risk related to cash equivalents and restricted cash subject to variable interest rates. There have been no material changes from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, except for an increase in the applicable 453A interest rate from 3.00% to 4.00%, effective in the third quarter of 2015.
Foreign Currency Risk
There have been no material changes from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Commodity Price Risk
There have been no material changes from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2015. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015, due to the material weaknesses described in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Notwithstanding the material weaknesses, management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control Over Financial Reporting
Under the applicable SEC rules (Exchange Act Rules 13a-15(f)) and 15d-15(f) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, we have undertaken a broad range of remedial procedures to address material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the quarter ended March 31, 2015 and will continue throughout the remainder of 2015 and during 2016. While we continue to implement remediation efforts and design enhancements to our internal control procedures, we believe there were significant changes in internal controls implemented during the three months ended March 31, 2015, but the controls were not in place for a sufficient period of time to conclude on the effectiveness of the controls, therefore, further changes may be required.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company is involved in litigation, claims and other proceedings related to the conduct of our business. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "Annual Report").
Item 1A. Risk Factors
There are no material updates to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 3, 2015, the Compensation Committee of our Board of Directors approved the grant of an aggregate of 68,650 restricted shares of our common stock to six executive officers for services to be rendered to the Company pursuant to our Long Term Incentive Plan under the Amended and Restated 2007 Equity Incentive Plan, as amended. Additionally on March 3, 2015, the Compensation Committee approved the issuance of 10,450 shares of our common stock to one former executive officer pursuant to the vesting terms of the Performance Share Units previously granted to such officer.

On March 31, 2015, the Compensation Committee approved the issuance of 824 shares of our common stock to one former executive officer pursuant to the vesting terms of the Performance Share Units previously granted to such officer.

All issuances of shares described in this Item 2 were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as sales of securities that do not involve a public offering or distribution. All recipients were accredited investors at the respective times of the sales of securities. No underwriters were involved, no sales commission or other remuneration was paid and we did not receive any cash proceeds in connection with these issuances.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Advanced Emissions Solutions, Inc	8-K	000-54992	3.1	February 2, 2015
4.1	Rights Agreement dated as of February 1, 2015, by and between the Company and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate.	8-K	000-54992	4.1	February 2, 2015
10.1	Agreement dated as of March 16, 2015, by and between the Company and HG Vora Capital Management, LLC and HG Vora Special Opportunities Master Fund, Ltd.	8-K	000-54992	10.1	February 2, 2015
31.1	Certification of Chief Executive Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Chief Financial Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32.1
Certification of Chief Executive Officer and Chief Financial Officer of Advanced Emissions Solutions, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101. INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document

Notes:

*	– Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Emissions Solutions, Inc.
(Registrant)

April 19, 2016	By:	/s/ L. Heath Sampson
L. Heath Sampson
President, Chief Executive Officer and Treasurer
(Principal Executive and Accounting Officer)

April 19, 2016	By:	/s/ A. Bradley Gabbard
A. Bradley Gabbard
Chief Financial Officer
(Principal Financial Officer)