Form 10-Q
period 2015-06-30
Advanced Emissions Solutions, Inc.
filed 2016-04-19
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Part I. – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$10,413	$25,181
Receivables, net	9,218	16,594
Receivables, related parties, net	1,665	1,439
Restricted cash	2,527	2,527
Costs in excess of billings on uncompleted contracts	6,830	6,153
Prepaid expenses and other assets	2,709	2,535
Total current assets	33,362	54,429
Restricted cash, long-term	10,680	8,771
Property and equipment, net of accumulated depreciation of $6,612 and $5,924, respectively	4,076	4,808
Investment securities, restricted, long-term	336	336
Cost method investment	2,776	2,776
Equity method investments	20,238	19,584
Other assets	5,029	2,995
Total Assets	$76,497	$93,699
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,227	$7,514
Accrued payroll and related liabilities	7,329	5,158
Current portion of notes payable, related parties	1,612	1,479
Billings in excess of costs on uncompleted contracts	16,038	22,518
Settlement and royalty indemnity obligation	4,268	3,749
Other current liabilities	8,540	6,739
Total current liabilities	48,014	47,157
Long-term portion of notes payable, related party	13,716	14,431
Settlement and royalty indemnification, long-term	18,282	20,273
Advance deposit, related party	5,028	6,524
Other long-term liabilities	6,053	6,011
Total Liabilities	91,093	94,396
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock: par value of $.001 and no par value per share, respectively, 50,000,000 shares authorized, none outstanding	—	—
Common stock: par value of $.001 per share, 100,000,000 shares authorized, 21,969,795 and 21,853,263 shares issued, and 21,779,721 and 21,643,342 shares outstanding at June 30, 2015 and December 31, 2014, respectively	22	22
Additional paid-in capital	114,849	110,169
Accumulated deficit	(129,467)	(110,888)
Total stockholders’ deficit	(14,596)	(697)
Total Liabilities and Stockholders’ Deficit	$76,497	$93,699
See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data and percentages)	2015	2014	2015	2014
Revenues:
Equipment sales	$14,236	$1,796	$35,351	$1,999
Consulting services	316	1,272	684	2,022
Chemicals and other	343	106	617	137
Total revenues	14,895	3,174	36,652	4,158
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	13,698	1,079	28,749	1,203
Consulting services cost of revenue, exclusive of depreciation and amortization	264	654	690	965
Chemical and other cost of revenue, exclusive of depreciation and amortization	41	20	278	37
Payroll and benefits	9,746	4,609	14,657	8,856
Rent and occupancy	601	558	1,232	1,118
Legal and professional fees	4,387	2,495	8,122	3,927
General and administrative	1,503	1,407	3,385	2,553
Research and development, net	1,860	316	3,110	595
Depreciation and amortization	573	456	1,104	894
Total operating expenses	32,673	11,594	61,327	20,148
Operating loss	(17,778)	(8,420)	(24,675)	(15,990)
Other income (expense):
Earnings from equity method investments	4,860	9,791	5,174	16,416
Royalties, related party	2,299	849	4,493	1,981
Interest income	6	19	18	46
Interest expense	(1,794)	(1,219)	(3,569)	(2,012)
Other	23	1	87	10
Total other income (expense), net	5,394	9,441	6,203	16,441
Income (loss) before income tax expense	(12,384)	1,021	(18,472)	451
Income tax expense	63	29	107	42
Net income (loss)	$(12,447)	$992	$(18,579)	$409
Earnings (loss) per common share (Note 1):
Basic	$(0.57)	$0.05	$(0.85)	$0.02
Diluted	$(0.57)	$0.04	$(0.85)	$0.02
Weighted-average number of common shares outstanding:
Basic	21,715	21,477	21,728	21,487
Diluted	21,715	22,035	21,728	22,092

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net income (loss)	$(18,579)	$409
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,104	894
Amortization of debt issuance costs	50	50
Impairment of property and equipment	46	71
Provision for bad debt expense and note receivable	511	—
Interest costs added to principal balance of notes payable	432	578
Share-based compensation expense	5,459	1,745
Earnings from equity method investments	(5,174)	(16,416)
Other non-cash items, net	177	40
Changes in operating assets and liabilities, net of effects of acquired businesses:
Receivables	7,625	2,590
Related party receivables	(226)	20
Prepaid expenses and other assets	(460)	(1,482)
Costs incurred on uncompleted contracts	2,363	(31,681)
Restricted cash, long-term	(709)	(1,212)
Other long-term assets	231	102
Accounts payable	2,713	2,227
Accrued payroll and related liabilities	1,651	(683)
Other current liabilities	1,348	(1,211)
Billings on uncompleted contracts	(9,420)	27,703
Advance deposit, related party	(1,496)	(660)
Other long-term liabilities	19	125
Settlement and royalty indemnification obligation	(1,472)	(3,396)
Distributions from equity method investees, return on investment	19	1,259
Net cash used in operating activities	(13,788)	(18,928)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash flows from investing activities
Purchase of investment securities, restricted	—	404
Increase in restricted cash	(1,200)	(343)
Acquisition of property and equipment	(380)	(881)
Advance on note receivable	(500)	—
Acquisition of business	(2,124)	—
Purchase of and contributions to equity method investees	(230)	(3,779)
Distributions from equity method investees in excess of cumulative earnings	4,730	16,321
Net cash provided by (used in) investing activities	296	11,722
Cash flows from financing activities
Repayments on notes payable	(1,014)	—
Proceeds received upon exercise of stock options	—	243
Repurchase of shares to satisfy minimum tax withholdings	(262)	(4)
Net cash provided by (used in) financing activities	(1,276)	239
Increase (Decrease) in Cash and Cash Equivalents	(14,768)	(6,967)
Cash and Cash Equivalents, beginning of period	25,181	37,890
Cash and Cash Equivalents, end of period	$10,413	$30,923
Supplemental disclosures of cash information:
Cash paid for interest	$2,993	$2,086
Cash paid for income taxes	146	95
Supplemental disclosure of non-cash investing and financing activities:
Restricted stock award reclassification (equity to liability)	—	501
Issuance of common stock to settle liabilities	—	127
Acquisition of equity method investment through note payable	—	13,301

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
The unaudited Condensed Consolidated Financial Statements of ADES in this quarterly report are presented on a consolidated basis comprising ADES and its direct and indirect, wholly-owned subsidiaries: ADA-ES, Inc. ("ADA"), a Colorado corporation, BCSI, LLC ("BCSI"), a Delaware limited liability company, Advanced Clean Energy Solutions, LLC ("ACES"), a Delaware limited liability company, ADEquity, LLC ("ADEquity"), a Delaware limited liability company, ADA Environmental Solutions, LLC ("ADA LLC"), a Colorado limited liability company, ADA Intellectual Property, LLC ("ADA IP"), a Colorado limited liability company, ADA-RCM6, LLC ("ADA-RCM6"), a Colorado limited liability company, ADA Analytics, LLC, a Delaware limited liability company and ADA Analytics Israel Ltd. (collectively with ADA Analytics, LLC, "ADA Analytics"), an Israel limited liability company. ADA LLC and ADA IP had no operations in 2015 and 2014. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of and for the three and six months ended June 30, 2015 and 2014.
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
Liquidity
During the three and six months ended June 30, 2015 the Company's working capital and cash balances continued to decline, due principally to continued losses. Such losses were driven primarily by poor operating performance related to Dry Sorbent Injection ("DSI") equipment, which is included within the Emissions Control - Manufacturing segment as of June 30, 2015, substantial and continuing expenditures required to fund the re-audit and restatement ("Restatement") of certain of our prior consolidated financial statements, and a significant reduction in the receipt of cash distributions from CCS. This deterioration of working capital directly necessitated the securing of the loan transaction described in Note 12 ("Credit Agreement"). The Company expects that pressure on working capital will continue until such time as all Restatement activities are completed, including resolution of the SEC inquiry and the conclusion of the private litigation, both of which are described in Note 8.
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
Earnings (Loss) Per Share
The Company computes earnings (loss) per share in accordance with FASB ASC 260-10. Under this guidance, unvested restricted stock awards ("RSA's") that contain non-forfeitable rights to dividends or dividend equivalents are deemed to be participating securities and, therefore, are included in computing basic earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings (losses). The Company did not declare any cash dividends during the three-month or six-month periods ended June 30, 2015 or 2014.
Under the two-class method, net income (loss) for the period is allocated between common shareholders and the holders of the participating securities, in this case, the weighted-average number of unvested restricted stock awards outstanding during the period. The allocated, undistributed income (loss) for the period is then divided by the weighted-average number of common shares and participating securities outstanding during the period to arrive at basic earnings (loss) per common share or participating security for the period, respectively. Because the Company did not declare any dividends during the periods presented, and because the unvested RSA's possess substantially the same rights to undistributed earnings as common shares outstanding, there is no difference between the calculated basic earnings (loss) per share for common shares and participating securities. Accordingly, and pursuant to U.S. GAAP, the Company has elected not to separately present basic or diluted earnings (loss) per share attributable to participating securities on its Consolidated Statements of Operations.
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
The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net income (loss)	$(12,447)	$992	$(18,579)	$409
Less: Undistributed income (loss) allocated to participating securities	(130)	14	(215)	6
Income (loss) attributable to common stockholders	$(12,317)	$978	$(18,364)	$403

Basic weighted-average common shares outstanding (1)	21,715	21,477	21,728	21,487
Add: dilutive effect of equity instruments	—	558	—	605
Diluted weighted average shares outstanding	21,715	22,035	21,728	22,092
Earnings (loss) per share - basic	$(0.57)	$0.05	$(0.85)	$0.02
Earnings (loss) per share - diluted	$(0.57)	$0.04	$(0.85)	$0.02
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

The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive to the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
(share data in thousands)	2015	2014	2015	2014
Stock options	18	—	24	—
Restricted stock awards	161	—	181	—
Performance share units	200	—	195	—
Stock appreciation rights	2	—	6	—
Total shares excluded from diluted shares outstanding	381	—	406	—
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

Note 2 - Restructuring
The Company recorded restructuring charges during the three and six months ended June 30, 2015 in connection with a reduction in force, the departure of certain executive officers and management's further alignment of the business with strategic objectives. These charges related to severance arrangements with departing employees and executives and the termination of the operations of a foreign subsidiary that was involved in the development of certain data analytics and monitoring products (see Note 3), as well as non-cash charges related to the acceleration of vesting of certain stock awards. The Company incurred additional charges during the remainder of 2015 associated with the closing of BCSI's facilities and corresponding alignment of the business with strategic objectives.

The Company recorded restructuring charges during the three and six months ended June 30, 2014 primarily related to a reduction in force and management's alignment of the business with strategic objectives. These charges were related to severance agreements with departing employees, including non-cash charges related to the acceleration of vesting of certain stock awards.
A summary of the net pretax charges, incurred by segment, for each period is as follows:

		Pretax Charge
(in thousands, except employee data)	Approximate Number of Employees	Refined Coal	Emission Control - ACI	Emissions Control - BCSI	Research & Development	All Other and Corporate	Total
Three Months Ended June 30, 2015
Restructuring charges	41	$—	$1,715	$—	$86	$3,764	$5,565
Changes in estimates		—	—	—	(2)	—	(2)
Total pretax charge, net of reversals		$—	$1,715	$—	$84	$3,764	$5,563

Six Months Ended June 30, 2015
Restructuring charges	45	$—	$1,715	$—	$86	$4,242	$6,043
Changes in estimates		—	(10)	—	(2)	—	(12)
Total pretax charge, net of reversals		$—	$1,705	$—	$84	$4,242	$6,031

Three Months Ended June 30, 2014
Restructuring charges	18	$—	$352	$—	$—	$14	$366
Total pretax charge, net of reversals		$—	$352	$—	$—	$14	$366

Six Months Ended June 30, 2014
Restructuring charges	18	$—	$352	$—	$—	$14	$366
Total pretax charge, net of reversals		$—	$352	$—	$—	$14	$366

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2015:

(in thousands)	Employee Severance
Remaining accrual as of December 31, 2014	$1,690
Expense provision (1)	6,043
Cash payments and other (1)	(4,342)
Change in estimates	(12)
Remaining accrual as of June 30, 2015	$3,379

(1) Included within the Expense provision and Cash payments and other line items in the above table is equity based compensation of $3.1 million for the six months ended June 30, 2015, resulting from the accelerated vesting of modified equity-based compensation awards for certain terminated employees.

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
During August 2015, as part of a broader strategic restructuring of the Company's business to simplify its operating structure in a manner that creates increased customer focus, better supports sales and product delivery and also aligns the Company’s cost structure as the emissions control market shifts towards compliance solutions for the Federal Mercury and Air Toxics Standards ("MATS"), the Company’s management approved an action to wind down operations of ADA Analytics. As a result of these actions, the Company fully impaired the carrying value of the assets, thereby recognizing net impairment expense in the amount of $1.9 million during the third quarter of 2015.
Note 4 - Equity Method Investments
Clean Coal Solutions, LLC
The Company's ownership interest in CCS was 42.5% as of June 30, 2015 and December 31, 2014. CCS supplies technology equipment, and technical services to cyclone-fired, pulverized coal and other boiler users, but CCS's primary purpose is to put into operation facilities that produce Refined Coal ("RC") that qualifies for tax credits available under Section 45 of the IRC ("Section 45 tax credits"). CCS has been determined to be a variable interest entity ("VIE"); however, the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance and has therefore accounted for the investment under the equity method of accounting. The Company determined the partners of CCS with voting rights had identical voting interests, equity control interests and board control interests, and therefore, concluded that the power to direct the activities that most significantly impact the VIE’s economic performance were shared.
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
As such, equity income or loss reported on our income statement may differ from a mathematical calculation of net income or loss attributable to our equity interest based upon the factor of our equity interest and the net income or loss attributable to equity owners as shown on CCS’s income statement. Likewise, distributions from equity method investees are reported on our Consolidated Statements of Cash Flows as “return on investment” within Operating cash flows until such time as the carrying value in an equity method investee company is reduced to zero; thereafter, such distributions are reported as “distributions in excess of cumulative earnings” within Investing cash flows.
The following tables summarize the results of operations of CCS for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Gross profit	$24,905	$20,295	$55,834	$37,505
Operating expenses	7,147	4,998	12,503	9,419
Income from operations	17,758	15,297	43,331	28,086
Other expenses	470	(498)	329	(741)
Class B preferred return	(1,632)	(2,249)	(3,362)	(4,583)
Loss attributable to noncontrolling interest	1,782	897	3,113	3,001
Net income available to Class A members	$18,378	$13,447	$43,411	$25,763
ADES equity earnings	$4,630	$9,733	$4,730	$16,321
The difference between the Company's proportionate share of CCS' net income and the Company's earnings from its CCS equity method investment as reported on its Condensed Consolidated Statements of Operations relates to the Company receiving distributions in excess of the carrying value of the investment, and therefore recognizing such excess distributions as equity method earnings in the period the distributions occur. When CCS subsequently reports income, the Company does not record its share of such income until it equals the amount of distributions in excess of carrying value that were previously recognized in income.

The following table presents the Company's investment balance, equity earnings and cash distributions in excess of the investment balance, on a quarterly basis, for the three and six months ended June 30, 2015 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Cash distributions and equity loss in (excess) of investment balance
Beginning balance	12/31/14	$—	$—	$—	$(29,877)
ADES proportionate share of income from CCS (1)	First Quarter	9,827	9,827	—	—
Increase of equity loss in excess of investment balance (prior to cash distributions)	First Quarter	(9,827)	(9,827)	—	9,827
Cash distributions from CCS	First Quarter	(100)	—	100	—
Adjustment for current year cash distributions in excess of investment balance	First Quarter	100	100	—	(100)
Total investment balance, equity earnings (loss) and cash distributions	3/31/2015	—	100	100	(20,150)
ADES proportionate share of income from CCS (1)	Second Quarter	7,825	7,825	—	—
Increase of equity loss in excess of investment balance (prior to cash distributions)	Second Quarter	(7,825)	(7,825)	—	7,825
Cash distributions from CCS	Second Quarter	(4,630)	—	4,630	—
Adjustment for current year cash distributions in excess of investment balance	Second Quarter	4,630	4,630	—	(4,630)
Total investment balance, equity earnings (loss) and cash distributions	6/30/2015	$—	$4,630	$4,630	$(16,955)
The following table presents the Company's investment balance, equity earnings and cash distributions in excess of the investment balance, on a quarterly basis, for the three and six months ended June 30, 2014 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Cash distributions and equity loss in (excess) of investment balance
Beginning balance	12/31/2013	$—	$—	$—	$(12,906)
ADES proportionate share of income from CCS (1)	First Quarter	4,644	4,644	—	—
Recovery of cumulative distributions and equity losses in excess of investment balance	First Quarter	(4,644)	(4,644)	—	4,644
Cash distributions from CCS	First Quarter	(6,588)	—	6,588	—
Recognition of earnings for cash distributions in excess of investment balance	First Quarter	6,588	6,588	—	(6,588)
Total investment balance, equity earnings (loss) and cash distributions	3/31/2014	—	6,588	6,588	(14,850)
ADES proportionate share of income from CCS (1)	Second Quarter	5,130	5,130	—	—
Recovery of cumulative distributions and equity losses in excess of investment balance	Second Quarter	(5,130)	(5,130)	—	5,130
Cash distributions from CCS	Second Quarter	(9,733)	—	9,733	—
Recognition of earnings for cash distributions in excess of investment balance	Second Quarter	9,733	9,733	—	(9,733)
Total investment balance, equity earnings (loss) and cash distributions	6/30/2014	$—	$9,733	$9,733	$(19,453)
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

Clean Coal Solutions Services, LLC
On January 20, 2010, the Company, together with NexGen Refined Coal, Inc. ("NexGen"), formed Clean Coal Solutions Services, LLC ("CCSS"), a Colorado limited liability company, for the purpose of operating the RC facilities leased or sold to third parties. The Company has determined that CCSS is not a VIE and has evaluated the consolidation analysis under the Voting Interest Model. The Company has a 50% voting and economic interest in CCSS, which is equivalent to the voting and economic interest of NexGen. Therefore, as the Company does not have greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for the investment under the equity method of accounting. The Company’s investment in CCSS as of June 30, 2015 and December 31, 2014 was $6.3 million and $4.1 million, respectively.
The following table summarizes the results of operations of CCSS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Gross loss	$(9,732)	$(4,411)	$(19,895)	$(8,816)
Operating expenses	41,008	21,683	78,954	43,381
Loss from operations	(50,740)	(26,094)	(98,849)	(52,197)
Other expenses	(70)	(21)	(75)	(24)
Loss attributable to noncontrolling interest	53,110	27,628	103,268	55,497
Net income	$2,300	$1,513	$4,344	$3,276
ADES equity earnings	$1,150	$757	$2,172	$1,638
Included within the Consolidated Statement of Operations of CCSS for the three and six months ended June 30, 2015 and 2014, respectively, were losses related to VIE's of CCSS. These losses do not impact the Company's equity earnings from CCSS as 100% of those losses are removed from the net income of CCSS as they are losses attributable to a noncontrolling interest.
RCM6, LLC
On February 10, 2014, the Company purchased a 24.95% membership interest in RCM6, LLC ("RCM6"), which owns a single RC facility that produces RC that qualifies for Section 45 tax credits, from CCS through an up-front payment of $2.4 million and an initial note payable to CCS of $13.3 million. Due to the payment terms of the note purchase agreement, the note payable is periodically negatively amortizing and the note payable balance as of June 30, 2015 and December 31, 2014 were $13.9 million and $14.2 million, respectively. In addition to the up front and subsequent note payments, the Company is also subject to quarterly capital calls and variable payments based upon differences in originally forecasted RC production as of the purchase date and actual quarterly production. The following table contains the capital calls and variable payments made by the Company related to its investment in RCM6 during the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Capital calls and variable payments (1)	$(238)	$126	$230	$1,383
(1) During the three months ended June 30, 2015, net capital calls and variable payments were negative due to a true-up calculation by CCS of the cumulative variable payments related to the RCM6 purchase by which the Company received a refund of $0.4 million.
RCM6 has been determined to be a VIE, however, during the periods presented, the Company did not have the power to direct the activities that most significantly impacted the variable interest entity’s economic performance and has therefore accounted for the investment under the equity method of accounting.
As of June 30, 2015 and December 31, 2014, the Company’s ownership in RCM6 was 24.95%. The Company’s investment in RCM6 as of June 30, 2015 and December 31, 2014 was $13.9 million and $15.4 million, respectively. On March 3, 2016, the Company sold its 24.95% membership interest in RCM6, as further described in Note 12.

The following table summarizes the assets, liabilities and results of operations of RCM6:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Gross loss	$(1,180)	$(412)	$(1,980)	$(1,971)
Operating expenses	516	423	977	866
Loss from operations	(1,696)	(835)	(2,957)	(2,837)
Other expenses	(89)	(63)	(162)	(169)
Net loss	$(1,785)	$(898)	$(3,119)	$(3,006)
ADES equity losses	$(920)	$(699)	$(1,728)	$(1,543)
The purchase of RCM6 resulted in the Company recording a basis difference related to property, plant and equipment and identifiable intangible assets. The difference between the Company's proportionate share of RCM6' net loss and the Company's equity losses noted above is due to depreciation and amortization related to the basis difference allocated to property, plant and equipment and identifiable intangible assets upon the purchase of RCM6. During the three and six months ended June 30, 2015 and 2014, the Company adjusted its equity method earnings in RCM6 by $0.5 million and $0.5 million and $1.0 million and $0.8 million, respectively, due to this basis difference.
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
The following table details the components of the Company's respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Earnings from CCS	$4,630	$9,733	$4,730	$16,321
Earnings from CCSS	1,150	757	2,172	1,638
Loss from RCM6	(920)	(699)	(1,728)	(1,543)
Earnings from equity method investments	$4,860	$9,791	$5,174	$16,416
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

	Six Months Ended June 30,
(in thousands)	2015	2014
Distributions from equity method investees, return on investment
CCSS	$19	$1,259
	$19	$1,259
Distributions from equity method investees in excess of investment basis
CCS	$4,730	$16,321
	$4,730	$16,321

Note 5 - Investments

The Company had investment securities related to certificates of deposit in the amount of $0.3 million as of June 30, 2015 and December 31, 2014. No unrealized gains or losses were recorded as of June 30, 2015 and December 31, 2014 related to these investment securities.

The Company also had a cost method investment in the amount of $2.8 million as of June 30, 2015 and December 31, 2014. No unrealized gains or losses were recorded as of June 30, 2015 and December 31, 2014 related to this investment security.

The Company's investment securities have maturities ranging from one to five years as of June 30, 2015.

In November 2014, the Company acquired an 8% ownership interest in the common stock of Highview Enterprises Limited ("Highview"), a London, England based developmental stage company specializing in power storage, for $2.8 million in cash. The Company evaluated the investment and determined that it should account for the investment under the cost method. This investment is evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. As of June 30, 2015 and December 31, 2014, no indicators of impairment had been identified. When there are no indicators of impairment present, the Company estimates the fair value for the Highview investment only if it is practical to do so. As of June 30, 2015 and December 31, 2014, the Company estimated that the fair value of the cost method investment approximated the November 2014 purchase price due to the proximity of the purchase date to December 31, 2014 and June 30, 2015.

Note 6 - Borrowings

The following table summarizes the Company's notes payable, all of which are with related parties, as of June 30, 2015 and December 31, 2014:

	As of
(in thousands)	June 30, 2015	December 31, 2014
Current portion of long-term borrowings
RCM6 note payable	$995	$874
DSI Business Owner note payable	617	605
Total current portion of long-term borrowings	1,612	1,479
Long-term borrowings
RCM6 note payable	12,909	13,312
DSI Business Owner note payable	807	1,119
Total Long-term borrowings	13,716	14,431
Total Borrowings	$15,328	$15,910
CCS - RCM6 Note Payable
As described in Note 4, the Company acquired membership interests in RCM6 from CCS in February 2014, through an up-front payment and a note payable. Due to the payment terms of the note purchase agreement, the note payable periodically adds interest to the outstanding note payable principle balance. The stated rate associated with the note is 1.65% and the effective rate of the note at inception was 20%. Due to the difference between the stated rate and the effective rate, the note payable is carried at a discount of $8.6 million and $10.1 million as of June 30, 2015 and December 31, 2014, respectively. Unpaid principal and interest on the note are due in 2022.
As described in Note 12, on March 3, 2016, the Company sold its 24.95% membership interest in RCM6 and, as a result, the Company currently has no future payment obligations related to its RCM6 equity investment.
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

	As of June 30, 2015		As of December 31, 2014
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Instruments:
Investment securities:
Investment securities, restricted, long-term	$336	$336	$336	$336
Cost method investment	$2,776	$2,776	$2,776	$2,776
Notes Payable:
Current portion of notes payable, related party	$1,668	$1,517	$1,479	$1,439
Long-term portion of notes payable, related party	$14,022	$13,732	$14,431	$14,356
Highview technology license payable	$—	$—	$155	$155
Highview technology license payable, long-term	$1,314	$1,314	$1,389	$1,389
Stock appreciation rights, liability-classified equity award	$517	$517	$—	$—

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

Financial instruments carried and measured at fair value on a recurring basis are presented in the table below according to the fair value hierarchy described above:

	As of June 30, 2015
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets:
Investment securities, restricted, long-term	$—	$336	$—	$336
Total assets at fair value	$—	$336	$—	$336
Liabilities:
Contingent consideration	$—	$—	$451	$451
Stock appreciation rights, liability-classified equity award	—	517	—	517
Total liabilities at fair value	$—	$517	$451	$968

	As of December 31, 2014
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets:
Investment securities, restricted, long-term	$—	$336	$—	$336
Total assets at fair value	$—	$336	$—	$336

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

As part of the broader restructuring plan discussed in Note 3, the Company recognized a non-cash gain related to the reversal of the contingent consideration liability as the achievement of sales and sales targets would not be met.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities measured on a non-recurring basis are presented in the following tables:

	As of June 30, 2015
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

During the fourth quarter of 2014, the Company recorded impairments on property and equipment, with a total carrying value of $0.8 million, as a result of ongoing negative cash flows related to assets specifically related to the Company's Dry Sorbent Injection ("DSI") system fabrication facility. The fair value of the impaired property and equipment as of December 31, 2014 was estimated using an appraisal obtained from a third party. The fair value measurements represent a Level 3 measurement as it is based on significant inputs not observable in the market. The fair value of the impaired goodwill, determined to be fully impaired, was estimated using a discounted cash flow analysis. The fair value measurement represents a Level 3 measurement.

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
As of June 30, 2015 and December 31, 2014, the Company has recorded the components of the Settlement and royalty indemnity obligation within the following line items in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	June 30, 2015	December 31, 2014
Settlement and royalty indemnity obligation, short-term	$4,268	$3,749
Litigation settlement and royalty indemnity expense, net	18,282	20,273
Total settlement and royalty indemnity	$22,550	$24,022
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
Consultant obligation
On January 1, 2012, the Company entered into a residual payment agreement with a former consultant who was involved in the development and deployment of RC technologies. Pursuant to the agreement, the Company was required to make annual payments based upon CCS RC production from January 1, 2012 through June 30, 2015. These expenses are recorded within the Legal and professional fees line item in the Condensed Consolidated Statements of Operations and are recorded as RC production occurs. The following tables summarize the expenses under this agreement for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Consultant expense	$212	$307	$279	$557

Line of Credit
In September 2013, ADA, as borrower, and ADES, as guarantor, entered into a 2013 Loan and Security Agreement with a bank for an aggregate principal amount of $10 million that is secured by certain amounts due to the Company from certain CCS RC leases (the "Line of Credit"). As amended, the Line of Credit is available until May 31, 2016.
Covenants in the Line of Credit include a borrowing base limitation that is based on a percentage of the net present value of ADA’s portion of payments due to Clean Coal from the RC leases. The Line of Credit also contains other affirmative and negative covenants and customary indemnification obligations of ADA to the lender and provides for the issuance of Letters of Credit provided that the aggregate amount of the Letters of Credit plus all advances then outstanding does not exceed the calculated borrowing base. The Company guaranteed the obligations and agreements of ADA under the Line of Credit. Amounts outstanding under the line of credit bear interest payable monthly at a rate per annum equal to the higher of 5% or the “Prime Rate” (as defined in the agreement) plus 1%. There were no outstanding balances under this agreement at June 30, 2015 and December 31, 2014, respectively. As a result of certain covenant violations, the Company has no borrowing availability under this facility.

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
Letters of Credit
The Company has letters of credit ("LOC") with two financial institutions related to equipment projects, the Royalty Award and certain other agreements. The following tables summarize the letters of credit outstanding, collateral, by type, and the related line items within the Condensed Consolidated Balance Sheets where the collateral related to the letters of credit is recorded:

	As of June 30, 2015
(in thousands)	LOC Outstanding	Restricted Cash	Restricted cash, long-term	Investment securities, restricted, long-term
Contract performance - equipment systems	$7,956	$2,527	$5,430	$—
Royalty Award	5,250	—	5,250	—
Other	328	—	—	336
Total LOC outstanding	$13,534	$2,527	$10,680	$336

	As of December 31, 2014
(in thousands)	LOC Outstanding	Restricted Cash	Restricted cash, long-term	Investment securities, restricted, long-term
Contract performance - equipment systems	$7,247	$2,527	$4,721	$—
Royalty Award	4,050	—	4,050	—
Other	328	—	—	336
Total LOC outstanding	$11,625	$2,527	$8,771	$336
Restricted balances may exceed the letters of credit outstanding due to interest income earned on the restricted balances.

Performance Guarantee on Equipment Systems
In the normal course of business related to ACI and DSI systems, the Company may guarantee certain performance thresholds during a discrete performance testing period that do not extend beyond six months from the initial test date, the commencement of which is determined by the customer. Performance thresholds include such matters as the achievement of a certain level of mercury removal and other emissions based upon the injection of a specified quantity of a qualified activated carbon or other chemical at a specified rate given other plant operating conditions, availability of equipment and electric power usage. In the event the equipment fails to perform as specified during the testing period, the Company may have an obligation to correct or replace the equipment. In the event the level of mercury removal is not achieved, the Company may have a “make right” obligation within the contract limits. As of June 30, 2015, the Company had not incurred a performance guarantee claim. Performance guarantee claims, if incurred, would be included within the Equipment sales cost of revenue line of the Condensed Consolidated Statements of Operations. However, during the third quarter of 2015, the Company began working to modify and correct two performance guarantee issues related to EC systems. Resolution of these performance guarantees is not expected to result in a material adverse effect on the Company’s operating performance or liquidity in 2015 or beyond.

Note 9 - Stock-Based Compensation

The Company grants equity based awards to employees and non-employee directors. Equity based awards include RSA's, Stock Options, PSU's and Stock Appreciation Rights ("SAR's"). Stock-based compensation expense related to employees is included within the Payroll and benefits line item in the Condensed Consolidated Statements of Operations. Stock-based compensation expense related to non-employee directors is included within the General and administrative line item in the Condensed Consolidated Statements of Operations.

Total stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Restricted stock award expense	$1,409	$491	$1,939	$1,000
Stock option expense	192	18	570	31
PSU expense	2,387	332	2,433	714
SAR expense	517	—	517	—
Total stock-based compensation expense	$4,505	$841	$5,459	$1,745

The amount of unrecognized compensation cost as of June 30, 2015, and the expected weighted average period over which the cost will be recognized is as follows:

	As of June 30, 2015
(in thousands)	Unrecognized Compensation Cost	Expected Weighted Average Period of Recognition (in years)
Restricted stock award expense	$1,574.96
Stock option expense	290	1.07
PSU expense	1,075	1.04
SAR expense	1,384	0.45
Total unrecognized stock-based compensation expense	$4,323	1.0
Restricted Stock Awards
Restricted stock is typically granted with vesting terms of three or five years. The fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for restricted stock awards is recognized over the entire vesting period on a straight-line basis. A summary of restricted stock award activity under the Company's various stock compensation plans for the six months ended June 30, 2015 is presented below:

Non-vested at (in thousands, except for per share amounts)	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	209,921	$13.59
Granted	127,375	14.98
Vested	(134,983)	18.42
Forfeited	(12,239)	17.59
Non-vested at June 30, 2015	190,074	10.83
During the three and six months ended June 30, 2015, the Company accelerated the terms of equity awards, including both RSA's and PSU's, granted to employees as part of the reduction in workforce. The Company recorded incremental expense of $3.0 million and $3.1 million, respectively, in the Payroll and benefits line item in the Consolidated Statement of Operations.

Stock Options
Stock options generally vest over three years and have a contractual limit of five years from the date of grant to exercise. The fair value of stock options granted pursuant to one of the Company’s plans is determined on the date of grant using the Black-Scholes option pricing model and the related expense is recognized on a straight-line basis over the entire vesting period.

The fair value of the Company's options that were granted during the six months ended June 30, 2015 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

Six Months Ended June 30, 2015
Stock options granted:
Risk-free interest rate	1.8%
Dividend yield	—%
Volatility	74.5%
Expected term (in years)	5.0
A summary of option activity for the six months ended June 30, 2015 is presented below:

(in thousands, except for per share amounts)	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding, January 1, 2015	74,200	$13.76
Options granted	56,250	$13.87
Options exercised	—	$—
Options expired / forfeited	—	$—
Options outstanding, June 30, 2015	130,450	$13.81	$—	3.56
Options exercisable as of June 30, 2015	97,115	$12.08	$—	3.5

Stock Appreciation Rights
Stock Appreciation Rights ("SAR's") generally vest over three years and have a contractual limit of five years from the date of grant to exercise. The fair value of SAR's granted pursuant to one of the Company’s plans is determined on the date of grant using the Black-Scholes option pricing model and the related expense is recognized on a straight-line basis over the entire vesting period.

The fair value of the Company's SAR's that were granted during the six months ended June 30, 2015 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

Six Months Ended June 30, 2015
SAR's granted:
Risk-free interest rate	1.8%
Dividend yield	—%
Volatility	74.5%
Expected term (in years)	5.0

A summary of SAR's activity for the six months ended June 30, 2015 is presented below:

(in thousands, except for per share amounts)	Number of SAR's Outstanding and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
SAR's outstanding January 1, 2015	—	$—
Granted	243,750	$13.87
Exercised	—	$—
Expired / forfeited	—	$—
SAR's outstanding June 30, 2015	243,750	$13.87	$—	4.5
SAR's exercisable as of June 30, 2015	43,750	$13.87	$—	—

The SAR's granted during the three months ended June 30, 2015 were awarded to the Company's Chief Executive Officer. If Amendment No. 4 to the Company’s Amended and Restated 2007 Equity Incentive Plan, as amended, is approved by a vote of the stockholder's prior to June 5, 2017, the SAR award will automatically terminate and the Option award granted in tandem with the SAR award will become exercisable pursuant to the vesting terms thereof. However, until stockholder approval is obtained, as settlement of the award is out of the control of the Company, the awards are currently classified as liability based equity awards and are recorded at the estimated fair value at each balance sheet date.
Performance Share Units
Compensation expense is recognized for PSU awards on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant using a Monte Carlo simulation model. The fair value of the Company's PSU's granted during the six months ended June 30, 2015 were estimated at the date of grant with the following weighted-average assumptions:

Six Months Ended June 30, 2015
PSUs granted:
Risk-free interest rate	1.0%
Dividend yield	—%
Volatility	64.3%
Performance period (in years)	3.0
A summary of PSU activity under the Plans for the six months ended June 30, 2015 is presented below:

(in thousands except per share amounts)	Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	142,357	$30.65
Granted (1)	68,650	20.16
Vested / Settled (1)	(13,763)	30.52
Forfeited / Canceled (1)	(2,420)	26.04
Non-vested at June 30, 2015	194,824	$27.02
(1) The number of units shown in the table above are based on target performance. The final number of shares of common stock issued may vary depending on the achievement of market conditions established within the awards, which could result in the actual number of shares issued ranging from zero to a maximum of two times the number of units shown in the above table.

The following table shows the PSUs that were settled during the six months ended June 30, 2015 by issuing the Company's common stock relative to a broad stock index and a peer group performance index. There were no PSUs settled during the six months ended June 30, 2014.

	Year of Grant	Net Number of Issued Shares upon Vesting	Shares Withheld to Settle Tax Withholding Obligations	TSR Multiple Range		Russell 3000 Multiple
				Low	High	Low	High
Six Months Ended June 30, 2015
	2013	8,768	3,954	1.75	1.75	2.00	2.00
	2014	2,506	1,145	0.63	0.75	—	0.75
Note 10 - Income Taxes
For the three and six months ended June 30, 2015 and 2014, the Company's income tax expense and effective tax rates on forecasted pretax losses were:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for rate)	2015	2014	2015	2014
Income tax expense	$63	$29	$107	$42
Effective tax rate	(1)%	3%	(1)%	10%
The effective tax rates for the three and six months ended June 30, 2015 and 2014 were different from the statutory rate primarily due to an increase in the Company's valuation allowances against federal and state net operating losses and federal tax credits, which was partially offset by estimated state tax expense.

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
Note 11 - Business Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company's chief operating decision maker ("CODM"), or a decision making group, in deciding how to allocate resources and in assessing financial performance. As of June 30, 2015, the Company's CODM was the Company's CEO. The Company's operating and reportable segments are organized by products and services provided. Segments have been reorganized from prior periods due to changes within the Company's management structure and the manner in which the Company is operating the business. All prior periods have been conformed to the current year presentation.
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
As of June 30, 2015 and December 31, 2014 all material assets are located in the U.S. and all significant customers are either U.S. companies or the U.S. Government. The following table presents the Company's operating segment results for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenues:
Refined Coal:
Earnings in equity method investments	$4,860	$9,791	$5,174	$16,416
Consulting services	34	204	55	436
Royalties	2,299	849	4,493	1,981
	7,193	10,844	9,722	18,833
Emissions Control - Engineering Technology and Services:
Equipment sales	14,212	1,736	35,259	1,754
Consulting services	248	731	591	1,006
Chemical and other	344	106	617	137
	14,804	2,573	36,467	2,897
Emissions Control - Manufacturing:
Equipment sales	23	60	92	245
Consulting services	34	337	38	580
	57	397	130	825

Research and Development:	412	442	412	938
	412	442	412	938
Total segment reporting revenues	$22,466	$14,256	$46,731	$23,493

Adjustments to reconcile to reported revenues:
Refined Coal:
Earnings in equity method investments	$(4,860)	$(9,791)	$(5,174)	$(16,416)
Royalties	(2,299)	(849)	(4,493)	(1,981)
	(7,159)	(10,640)	(9,667)	(18,397)

Research and Development:	(412)	(442)	(412)	(938)
Total reported revenues	$14,895	$3,174	$36,652	$4,158
Segment reporting operating income (loss)
Refined Coal	$5,168	$9,156	$5,835	$15,915
Emissions Control - Engineering Technology Services	(300)	(689)	4,445	(1,925)
Emissions Control - Manufacturing	(3,178)	(1,097)	(5,370)	(1,996)
Research and Development	(2,051)	(425)	(3,984)	(799)
Total segment operating income (loss)	$(361)	$6,945	$926	$11,195

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Segment income (loss)
Total reported segment income (loss)	$(361)	$6,945	$926	$11,195
Adjustments to reconcile to net loss attributable to Advanced Emissions Solutions, Inc.
Corporate payroll and benefits	(6,571)	(2,715)	(9,511)	(5,567)
Corporate rent and occupancy	(163)	(165)	(301)	(327)
Corporate legal and professional fees	(4,056)	(1,838)	(7,364)	(2,708)
Corporate general and administrative	(1,085)	(1,139)	(1,991)	(2,027)
Depreciation and amortization	(156)	(87)	(306)	(171)
Interest income	6	19	18	46
Other income	2	1	57	10
Income tax expense	(63)	(29)	(107)	(42)
Net income (loss)	$(12,447)	$992	$(18,579)	$409
Unallocated general and administrative expenses include certain costs that benefit the business as a whole but are not directly related to one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, legal fees, facility costs, audit fees and corporate governance expenses.

Segment assets were as follows as of the dates presented:

	As of
(in thousands)	June 30, 2015	December 31, 2014
Refined Coal (1)	$22,211	$21,322
Emissions Control - Engineering Technology and Services:	24,968	34,175
Emissions Control - Manufacturing	8,699	11,285
Research and Development	7,661	6,431
All Other and Corporate	12,958	20,486
Consolidated	$76,497	$93,699

(1) The asset carrying value of the Company's equity investment in CCS was zero as of June 30, 2015 and December 31, 2014, respectively.

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

Assets Sold and Lease Abandoned
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
Notes Payable subsequent to June 30, 2015
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenues:
Equipment sales	$14,236	$1,796	$35,351	$1,999
Consulting services	316	1,272	684	2,022
Chemicals and other	343	106	617	137
Total revenues	14,895	3,174	36,652	4,158
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	13,698	1,079	28,749	1,203
Consulting services cost of revenue, exclusive of depreciation and amortization	264	654	690	965
Chemical and other cost of revenue, exclusive of depreciation and amortization	41	20	278	37
Payroll and benefits	9,746	4,609	14,657	8,856
Rent and occupancy	601	558	1,232	1,118
Legal and professional fees	4,387	2,495	8,122	3,927
General and administrative	1,503	1,407	3,385	2,553
Research and development, net	1,860	316	3,110	595
Depreciation and amortization	573	456	1,104	894
Total operating expenses	32,673	11,594	61,327	20,148
Operating loss	(17,778)	(8,420)	(24,675)	(15,990)
Other income (expense):
Earnings from equity method investments	4,860	9,791	5,174	16,416
Royalties, related party	2,299	849	4,493	1,981
Interest income	6	19	18	46
Interest expense	(1,794)	(1,219)	(3,569)	(2,012)
Settlement and royalty indemnity expense, net	—	—	—	—
Other	23	1	87	10
Total other income (expense), net	5,394	9,441	6,203	16,441
Income (loss) before income tax expense	(12,384)	1,021	(18,472)	451
Income tax expense	63	29	107	42
Net income (loss)	$(12,447)	$992	$(18,579)	$409

Comparison of the Three Months Ended June 30, 2015 and 2014

Total Revenue and Cost of Revenue
A summary of the components of our revenue and costs of revenue for the three months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2015	2014	($)	(%)
Revenues:
Equipment sales	$14,236	$1,796	$12,440	693%
Consulting services	316	1,272	(956)	(75)%
Chemicals and other	343	106	237	224%
Total revenues	14,895	3,174	11,721	369%
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	13,698	1,079	12,619	1,170%
Consulting services cost of revenue, exclusive of depreciation and amortization	264	654	(390)	(60)%
Chemical and other cost of revenue, exclusive of depreciation and amortization	41	20	21	105%

Equipment sales and Equipment sales cost of revenue, exclusive of items shown separately below
During the three months ended June 30, 2015 and 2014, we entered into one and five long term (6 months or longer) fixed price contracts to supply Activated Carbon Injection ("ACI") systems with aggregate contract values including associated change orders of $0.9 million and $6.4 million, respectively. Total value per contract may change due to the relative sizes of ACI systems and the contracts related thereto. During the three months ended June 30, 2015 and 2014, we completed 10 and two ACI systems, recognizing revenues of $14.0 million and $1.7 million and costs of revenue of $11.8 million and $0.9 million, respectively. We did not recognize any loss provisions related to contracts during the three months ended June 30, 2015 and 2014 related to ACI systems.

During the three months ended June 30, 2015 and 2014, we entered into zero and five long term (6 months or longer) fixed price contracts to supply Dry Sorbent Injection ("DSI") systems and other material handling equipment with aggregate contract values including associated change orders of $0.4 million and $5.8 million, respectively. Total value per contract may change due to the relative sizes of DSI systems and the contracts related thereto. During the three months ended June 30, 2015 and 2014, we completed zero and zero DSI systems, recognizing revenues of zero and zero and costs of revenue of $1.8 million and $0.2 million, respectively. Certain of the DSI system long-term fixed price contracts were expected to be completed with losses. As a result, cost of sales included $1.8 million and zero in loss provisions related to DSI system contracts that were recognized during the three months ended June 30, 2015 and 2014, respectively. Due to potential cost overruns related to certain DSI projects, we expect that the future relationship between revenues and costs may be dissimilar from prior results.

The remaining changes were due to other equipment sales.

Consulting services and Consulting services cost of revenue
We provided consulting services related to emissions regulations. During the three months ended June 30, 2015 and 2014, revenues decreased period over period due to a decrease in average contract revenue, which will fluctuate due to customer mix and specific consulting engagements, as well as a decrease in the number of consulting service engagements performed.

Chemicals and other
The most significant component of Chemicals and other revenues and costs of revenues were chemical sales related to emissions control technologies. During the three months ended June 30, 2015 and 2014, revenues increased year over year due to an increase in the number of chemical contracts. Due to coal-fired power plant requirements to be in compliance with applicable regulations in 2015 and beyond, we believe this will lead to an increase in the market for these products in the future.

Additional information related to revenue concentrations and contributions by class and reportable segment can be found within the segment discussion below and in Note 11 to the Company's Condensed Consolidated Financial Statements.

Other Operating Expenses
A summary of the components of our operating expenses, exclusive of costs of revenue (presented above), for the three months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2015	2014	($)	(%)
Operating expenses:
Payroll and benefits	$9,746	$4,609	$5,137	111%
Rent and occupancy	601	558	43	8%
Legal and professional fees	4,387	2,495	1,892	76%
General and administrative	1,503	1,407	96	7%
Research and development, net	1,860	316	1,544	489%
Depreciation and amortization	573	456	117	26%
	$18,670	$9,841	$8,829	90%

Payroll and benefits
Payroll and benefits expenses increased during the three months ended June 30, 2015 compared to the same period in 2014 primarily due to restructuring expenses of $5.6 million, including the modification and acceleration of equity awards of $3.0 million, during the three months ended June 30, 2015 in connection with certain executive officers and employees impacted by management's alignment of the business with strategic objectives. During the three months ended June 30, 2014, the Company recorded restructuring charges of $0.4 million, including the modification and acceleration of equity awards of $0.1 million in connection with employees impacted by management's alignment of the business with strategic objectives.

Rent and occupancy
Rent and occupancy expenses increased during the three months ended June 30, 2015 compared to the same period in 2014 primarily due to an increase in insurance expense.

Legal and professional fees
Legal and professional fees expenses increased during the three months ended June 30, 2015 compared to the same period in 2014 as a result of the significant professional resources deployed to address the Restatement of our consolidated financial statements, including the ongoing SEC Inquiry. We began incurring such costs during the second quarter of 2014. Expenses related to the Restatement during the three months ended June 30, 2015 and 2014 were $2.7 million and $1.1 million respectively. Other increases in expenses related to general business activities.

General and administrative
General and administrative expense increased during the three months ended June 30, 2015 compared to the same period in 2014 due to general operating expenses.

Research and development, net
Research and development expense increased during the three months ended June 30, 2015 compared to the same period in 2014 due to expenses incurred related to ADA Analytics, net Department of Energy (“DOE”) costs, and an independent third party to develop cooling technology to liquefy natural gas, which project has subsequently been terminated.

Depreciation and amortization
Depreciation and amortization expense increased during the three months ended June 30, 2015 compared to the same period in 2014 due to amortization of the Highview technology license and asset additions.

Other Income (Expense), net
A summary of the components of our other income (expense), net for the three months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2015	2014	($)	(%)
Other income (expense):
Earnings from equity method investments	$4,860	$9,791	$(4,931)	(50)%
Royalties, related party	2,299	849	1,450	171%
Interest income	6	19	(13)	(68)%
Interest expense	(1,794)	(1,219)	(575)	47%
Other	23	1	22	2,200%
Total other income (expense), net	$5,394	$9,441	$(4,047)	(43)%

Earnings in equity method investments
The following table details the components of the Company's respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(in thousands)	2015	2014
Earnings from CCS	$4,630	$9,733
Earnings from CCSS	1,150	757
Loss from RCM6	(920)	(699)
Earnings from equity method investments	$4,860	$9,791

Earnings in equity method investments, and changes related thereto, are impacted by our three equity method investee's, CCS, CCSS and RCM6. Earnings in equity method investments decreased due to decreases in cash distributions in excess of our investment balance from CCS.

During the three months ended June 30, 2015 we recognized $4.6 million in equity income from CCS, compared to our proportionate share of CCS's net income of $7.8 million for the period. During the three months ended June 30, 2014, we recognized $9.7 million in equity income from CCS, compared to our proportionate share of CCS's net income of $5.1 million for the period. The difference between our pro-rata share of CCS's net income (loss) and our earnings from our CCS equity method investment as reported on our Condensed Consolidated Statements of Operations relates to the Company receiving distributions in excess of the carrying value of the investment during prior periods, and therefore recognizing such excess distributions as equity method earnings in the period the distributions occur. If CCS subsequently reports net income, the Company will not record its pro-rata share of such net income until its cumulative share of pro-rata net income equals the amount of its cumulative income recognized due to cash being distributed. Until such time, the Company will only report income from CCS to the extent of cash distributions. See additional information related to the Company's investment balance, equity earnings and cash distributions in Note 4 of the Condensed Consolidated Financial Statements.

As a result of earnings and cash flows from invested RC facilities, CCS distributed $4.6 million to the Company, which is included in our equity method earnings for the three months ended June 30, 2015 compared to distributions and earnings of $9.7 million for the three months ended June 30, 2014. This decrease is due primarily to the increased working capital needs of CCS to operate retained RC facilities and other operating expenses.

As of June 30, 2015 and 2014, the number of invested RC facilities that were generating rental income was 12 and nine, respectively. The number of retained RC facilities that were generating Internal Revenue Code Section 45 tax credits ("PTCs") and other tax benefits as of as of June 30, 2015 and 2014, were five and four, respectively.

Equity earnings from our interest in CCSS increased by $0.4 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to an increase in the number of RC facilities being operated by CCSS. The weighted-average number of RC facilities for which CCSS had operating and maintenance agreements in place, based upon the number of months each facility was operated during the respective periods, increased period over period. As of June 30, 2015 and 2014, CCSS had operating and maintenance agreements in place with 17 and 13 RC facilities, respectively. CCSS derives earnings both from fixed-fee arrangements as well as fees that are tied to actual RC production, depending upon the specific RC facility operating and maintenance agreement.

During February 2014, we purchased a membership interest in RCM6 and recognized equity method losses resulting from the operation of the RC facility owned by RCM6, which generated tax credits and tax benefits available to us. Equity losses from our interest in RCM6 increased by $0.2 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due to an increase in the RC production by RCM6 period over period.

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

Although all of our deferred tax assets have a full valuation allowance recorded against them as of June 30, 2015 and 2014, respectively, we earned the following tax credits which may be available for future benefit related to the operation of retained RC facilities that were not invested:

	Three Months Ended June 30,
(in thousands)	2015	2014
Section 45 tax credits earned	$9,113	$3,576

Additional information related to our equity method investees is included in Note 4 of the Condensed Consolidated Financial Statements.

Royalties, related party
During the three months ended June 30, 2015 and 2014, there was 4.9 million tons and 2.0 million tons of RC produced using M-45TM and M-45-PCTM technologies, which CCS licenses from us. The increase was due to an increase in the number of RC facilities producing RC with our technologies.

Interest expense
During the three months ended June 30, 2015 and 2014, interest expense increased due to Internal Revenue Code section 453A ("453A"), which requires taxpayers using the installment method to pay an interest charge on the portion of the tax liability that was deferred under the installment method. Our interest expense increased beginning in the fourth quarter of 2015 due to interest payments on the term loan entered into during the fourth quarter of 2015.

Income tax expense
We did not record any federal income tax expense (benefit) during the three months ended June 30, 2015 and 2014 as a result of recording full valuation allowances against all of our net deferred tax assets in all jurisdictions. However, we did record state income tax expense for the three months ended June 30, 2015 and 2014 of $0.1 million and zero, respectively.

Comparison of the Six Months Ended June 30, 2015 and 2014

Total Revenue and Cost of Revenue
A summary of the components of our revenue and costs of revenue for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except per share data and percentages)	2015	2014	($)	(%)
Revenues:
Equipment sales	$35,351	$1,999	$33,352	1,668%
Consulting services	684	2,022	(1,338)	(66)%
Chemicals and other	617	137	480	350%
Total revenues	36,652	4,158	32,494	781%
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	28,749	1,203	27,546	2,290%
Consulting services cost of revenue, exclusive of depreciation and amortization	690	965	(275)	(28)%
Chemical and other cost of revenue, exclusive of depreciation and amortization	278	37	241	651%

Equipment sales and Equipment sales cost of revenue
During the six months ended June 30, 2015 and 2014, we entered into two and 19 long term (6 months or longer) fixed price contracts to supply ACI systems, having aggregate contract values, including associated change orders, of $4.2 million and $32.8 million, respectively. Total value per contract may change due to the relative sizes of ACI systems and the contracts related thereto. During the six months ended June 30, 2015 and 2014, we completed 21 and two ACI systems, recognizing revenues of $35.0 million and $1.7 million and costs of revenue of $26.5 million and $0.9 million, respectively. We did not recognize any loss provisions related to ACI systems contracts during the six months ended June 30, 2015 and 2014.

During the six months ended June 30, 2015 and 2014, we entered into one and seven long term (6 months or longer) fixed price contracts to supply DSI systems and other material handling equipment with aggregate contract values including associated change orders of $1.9 million and $9.0 million, respectively. Total value per contract may change due to the relative sizes of DSI systems and the contracts related thereto. During the six months ended June 30, 2015 and 2014, we completed zero and one DSI systems, recognizing revenues of zero and $0.2 million and costs of revenue of $2.0 million and $0.4 million, respectively. Due to potential cost overruns related to certain DSI projects, we expect that the future relationship between revenues and costs may be dissimilar from prior results. Certain of the DSI long-term fixed price contracts were expected to be completed with losses. As a result, cost of sales included $2.0 million and zero in loss provisions recognized during the six months ended June 30, 2015 and 2014, respectively, related to DSI contracts. Due to the completed contract method of revenue recognition, these amounts are included in Costs in excess of billings on uncompleted contracts on our Condensed Consolidated Balance Sheets and will be recognized within Equipment sales cost of revenue when revenue is recognized on these projects.

The remaining changes were due to other equipment sales.

Consulting services and Consulting services cost of revenue
We provided consulting services related to emissions regulations. During the six months ended June 30, 2015 and 2014, revenues decreased period over period due to a decrease in average contract revenue, which will fluctuate due to customer mix and specific consulting engagements, as well as, a decrease in the number of consulting service engagements performed.

Chemical and other
The most significant component of Chemicals and other revenues and costs of revenues were chemical sales related to emissions control technologies. During the six months ended June 30, 2015 and 2014, revenues increased year over year due to an increase in average contract revenue. Due to coal-fired power plant requirements to be in compliance with applicable regulations in 2015 and beyond, we anticipated that this will lead to an increase in the market for these products in the future.

Other Operating Expenses
A summary of the components of our other operating expenses, exclusive of costs of revenue (presented above), for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2015	2014	($)	(%)
Operating expenses:
Payroll and benefits	$14,657	$8,856	$5,801	66%
Rent and occupancy	1,232	1,118	114	10%
Legal and professional fees	8,122	3,927	4,195	107%
General and administrative	3,385	2,553	832	33%
Research and development, net	3,110	595	2,515	423%
Depreciation and amortization	1,104	894	210	23%
	$31,610	$17,943	$13,667	76%

Payroll and benefits
Payroll and benefits expenses increased during the six months ended June 30, 2015 compared to the same period in 2014 primarily due to restructuring expenses of $6.0 million, including the modification and acceleration of equity awards of $3.1 million, during the six months ended June 30, 2015 in connection with certain executive officers and employees impacted by management's alignment of the business with strategic objectives. During the six months ended June 30, 2014, the Company recorded restructuring charges of $0.4 million, including the modification and acceleration of equity awards of $0.1 million in connection with employees impacted by management's alignment of the business with strategic objectives.

Rent and occupancy
Rent and occupancy expenses increased during the six months ended June 30, 2015 compared to the same period in 2014 primarily due to an increase in insurance expense.

Legal and professional fees
Legal and professional fees expenses increased during the six months ended June 30, 2015 compared to the same period in 2014 as a result of the significant professional resources deployed to address the Restatement of our consolidated financial statements, including the ongoing SEC Inquiry. We began incurring such costs during the second quarter of 2014. Expenses related to the Restatement during the six months ended June 30, 2015 and 2014 were $5.3 million and $1.1 million respectively. Other increases in expenses related to general business activities.

General and administrative
General and administrative expense increased during the six months ended June 30, 2015 compared to the same period in 2014 due to a $0.5 million allowance recorded against the entire principal balance of a note receivable. Additionally, there was an increase of $0.3 million related to general other operating expenses during the six months ended June 30, 2015.

Research and development, net
Research and development expense increased during the six months ended June 30, 2015 compared to the same period in 2014 due to expenses incurred related to ADA Analytics, net Department of Energy (“DOE”) costs, and an independent third party to develop cooling technology to liquefy natural gas, which project has subsequently been terminated.

Depreciation and amortization
Depreciation and amortization expense increased during the six months ended June 30, 2015 compared to the same period in 2014 due to amortization of the Highview technology license and asset additions.

Other Income (Expense), net
A summary of the components of our other income (expense), net for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2015	2014	($)	(%)
Other income (expense):
Earnings from equity method investments	$5,174	$16,416	$(11,242)	(68)%
Royalties, related party	4,493	1,981	2,512	127%
Interest income	18	46	(28)	(61)%
Interest expense	(3,569)	(2,012)	(1,557)	77%
Other	87	10	77	770%
Total other income (expense), net	$6,203	$16,441	$(10,238)	(62)%

Earnings in equity method investments
The following table details the components of the Company's respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Six Months Ended June 30,
(in thousands)	2015	2014
Earnings from CCS	$4,730	$16,321
Earnings from CCSS	2,172	1,638
Loss from RCM6	(1,728)	(1,543)
Earnings from equity method investments	$5,174	$16,416

Earnings in equity method investments, and changes related thereto, are impacted by our three equity method investee's, CCS, CCSS and RCM6. Earnings in equity method investments decreased primarily due to decreases in cash distributions in excess of our investment balance from CCS.

During the six months ended June 30, 2015 we recognized $4.7 million in equity income from CCS, compared to our proportionate share of CCS's net income of $17.7 million for the period. During the six months ended June 30, 2014, we recognized $16.3 million in equity income from CCS, compared to our proportionate share of CCS's net income of $9.8 million for the period. The difference between our pro-rata share of CCS's net income (loss) and our earnings from our CCS equity method investment as reported on our Condensed Consolidated Statements of Operations relates to the Company receiving distributions in excess of the carrying value of the investment during prior periods, and therefore recognizing such excess distributions as equity method earnings in the period the distributions occur. If CCS subsequently reports net income, the Company will not record its pro-rata share of such net income until its cumulative share of pro-rata net income equals the amount of its cumulative income recognized due to cash being distributed. Until such time, the Company will only report income from CCS to the extent of cash distributions. See additional information related to the Company's investment balance, equity earnings and cash distributions in Note 4 of the Condensed Consolidated Financial Statements.

As a result of earnings and cash flows from invested RC facilities, CCS distributed $4.7 million in cash to the Company, which is included in our equity method earnings for the six months ended June 30, 2015 compared to distributions and earnings of $16.3 million for the six months ended June 30, 2014. This decrease is due primarily to the increased working capital needs of CCS to operate retained RC facilities and other operating expenses.

Equity earnings from our interest in CCSS increased by $0.5 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to an increase in the number of RC facilities being operated by CCSS. The weighted-average number of RC facilities for which CCSS had operating and maintenance agreements in place, based upon the number of months each facility was operated during the respective years, increased year over year. As of June 30, 2015 and 2014, CCSS had operating and maintenance agreements in place with 17 and 13 RC facilities, respectively. CCSS derives earnings both from fixed-fee arrangements as well as fees that are tied to actual RC production, depending upon the specific RC facility operating and maintenance agreement.

During February 2014, we purchased a membership interest in RCM6 and recognized equity method losses resulting from the operation of the RC facility owned by RCM6, which generated tax credits and tax benefits available to us. Equity losses from our interest in RCM6 increased by $0.2 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, as the Company purchased its membership interest in RCM6 during February 2014 compared to six-months of ownership in 2015.

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

Although all of our deferred tax assets have full valuation allowances recorded against them as of June 30, 2015 and 2014, respectively, we earned the following tax credits which may be available for future benefit related to the operation of retained RC facilities:

	Six Months Ended June 30,
(in thousands)	2015	2014
Section 45 tax credits earned	$17,389	$10,569

Royalties, related party
During the six months ended June 30, 2015 and 2014 there were 9.1 million tons and 4.2 million tons of RC produced using M-45TM and M-45-PCTM technologies, which CCS licenses from us. The increase was due to an increase in the number of RC facilities producing RC with our technologies.

Interest expense
During the six months ended June 30, 2015 and 2014, interest expense increased due to IRS section 453A, which requires taxpayers using the installment method to pay an interest charge on the portion of the tax liability that was deferred under the installment method and interest expense on the RCM6 note payable used to finance our purchase of RCM6 in February 2014. These increases were $1.3 million and $0.3 million, respectively. Our interest expense increased beginning in the fourth quarter of 2015 due to interest payments on the term loan entered into during the fourth quarter of 2015.

Income tax expense
We did not recognize any federal income tax expense (benefit) during the six months ended June 30, 2015 and 2014 as a result of recording full valuation allowances against all of our net deferred tax assets. However, we did recognize state income tax expense for the six months ended June 30, 2015 and 2014 of $0.1 million and zero, respectively.

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

The following table presents the Company's operating segment results for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenues:
Refined Coal:
Earnings in equity method investments	$4,860	$9,791	$5,174	$16,416
Consulting services	34	204	55	436
Royalties	2,299	849	4,493	1,981
	7,193	10,844	9,722	18,833
Emissions Control - Engineering Technology and Services:
Equipment sales	14,212	1,736	35,259	1,754
Consulting services	248	731	591	1,006
Chemical and other	344	106	617	137
	14,804	2,573	36,467	2,897
Emissions Control - Manufacturing:
Equipment sales	23	60	92	245
Consulting services	34	337	38	580
	57	397	130	825

Research and Development:	412	442	412	938
	412	442	412	938
Total segment reporting revenues	$22,466	$14,256	$46,731	$23,493
Adjustments to reconcile to reported revenues:
Refined Coal:
Earnings in equity method investments	$(4,860)	$(9,791)	$(5,174)	$(16,416)
Royalties	(2,299)	(849)	(4,493)	(1,981)
	(7,159)	(10,640)	(9,667)	(18,397)
Research and Development:	(412)	(442)	(412)	(938)
Total reported revenues	$14,895	$3,174	$36,652	$4,158
Segment reporting operating income (loss)
Refined Coal	$5,168	$9,156	$5,835	$15,915
Emissions Control - Engineering Technology Services	(300)	(689)	4,445	(1,925)
Emissions Control - Manufacturing	(3,178)	(1,097)	(5,370)	(1,996)
Research and Development	(2,051)	(425)	(3,984)	(799)
Total segment operating income (loss)	$(361)	$6,945	$926	$11,195

RC
The following table details the segment revenues of the Company's respective equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Earnings from CCS	$4,630	$9,733	$4,730	$16,321
Earnings from CCSS	1,150	757	2,172	1,638
Loss from RCM6	(920)	(699)	(1,728)	(1,543)
Earnings from equity method investments	$4,860	$9,791	$5,174	$16,416

Earnings in equity method investments decreased during the three and six months ended June 30, 2015 compared to 2014 due to decreases in cash distributions from CCS and three and six months of losses from RCM6 in 2015 whereas RCM6 was purchased in February 2014.

Additional discussion of our equity method investments is included above within our consolidated results and in Note 4 of the Consolidated Financial Statements.

During the three and six months ended June 30, 2015 and 2014, there was 4.9 million, 2.0 million, 9.1 million and 4.2 million tons, respectively, of RC produced RC facilities using M-45TM and M-45-PCTM technologies, which CCS licensed from us beginning in July 2012. Changes in tons produced were driven by increases in the number of RC facilities using the M-45TM and M-45-PCTM technologies.

Segment operating income (loss) decreased during the three months ended June 30, 2015 compared to 2014 due to a decrease in revenue, driven by the decrease in cash distributions from CCS, offset by an increase in CCSS earnings of $0.4 million and Royalties related to CCS's use of our M-45 License of $0.9 million.

Segment operating income decreased to a loss during the six months ended June 30, 2015 compared to 2014 due to a decrease in revenue, driven by the decrease in cash distributions from CCS, offset by an increase in CCSS earnings of $0.5 million and Royalties related to CCS's use of our M-45 License of $1.2 million.

EC - ETS
During the three months ended June 30, 2015 compared to 2014, revenues increased due to an increase in contracts completed. We recognized revenues of $14.2 million and $1.7 million and costs of revenue of $11.8 million and $0.9 million, respectively. We did not recognize any loss provisions related to contracts during the three months ended June 30, 2015 and 2014 related to ACI systems.

During the six months ended June 30, 2015 compared to 2014, revenues increased due to an increase in contracts completed. We recognized revenues of $35.3 million and $1.8 million and costs of revenue of $26.5 million and $0.9 million, respectively. We did not recognize any loss provisions related to ACI systems contracts during the six months ended June 30, 2015 and 2014.

We provided consulting services related to emissions regulations. During the three months ended June 30, 2015 and 2014, revenues decreased period over period due to a decrease in average contract revenue and a decrease in the number of consulting service engagements performed.

During the six months ended June 30, 2015 and 2014, consulting service revenues decreased period over period due to a decrease in average contract revenue and a decrease in the number of consulting service engagements performed.

The most significant component of Chemicals and other revenues and costs of revenues were chemical sales related to emissions control technologies. During the three months ended June 30, 2015 and 2014, revenues increased year over year due to an increase in the number of chemical contracts. Due to coal-fired power plant requirements to be in compliance with applicable regulations in 2015 and beyond, we believe this will lead to an increase in the market for these products in the future.

During the six months ended June 30, 2015 compared to 2014, revenues increased year over year due to an increase in average contract revenue.

The decrease in segment operating loss during the three months ended June 30, 2015 compared to 2014, was due to increases in the number of contracts completed during the quarter and a decrease in costs.

The increase in segment operating income during the six months ended June 30, 2015 compared to 2014, was due to increases in the number of contracts completed during the period and a decrease in costs.

EC - Manufacturing
During the three months ended June 30, 2015 compared to 2014, revenues decreased slightly. We recognized revenues of zero and zero and costs of revenue of $1.8 million and $0.2 million, respectively. Due to potential cost overruns related to certain DSI projects, the Company expects that the future relationship between revenues and costs may be dissimilar from prior results. Cost of sales were impacted year over year due to $1.8 million and zero in loss provisions related to DSI contracts that were recognized during the three months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015 and 2014, revenues decreased due to a decrease in contracts completed. We recognized revenues of zero and $0.2 million and costs of revenue of $2.0 million and $0.4 million, respectively. Due to potential cost overruns related to certain DSI projects, we expect that the future relationship between revenues and costs may be dissimilar from prior results. Cost of sales were impacted year over year due to $2.0 million and zero in loss provisions recognized during the six months ended June 30, 2015 and 2014, respectively, related to DSI contracts

We provided consulting services related to emissions regulations. During the three months ended June 30, 2015 and 2014, revenues decreased period over period due to an decrease in average contract revenue, which was partially offset by an increase in the number of consulting service engagements performed.

During the six months ended June 30, 2015 and 2014, revenues decreased period over period due to an increase in the number of consulting service engagements performed, which was partially offset by a decrease in average contract revenue.

The increase in segment operating loss during the three months ended June 30, 2015 compared to 2014, was due to a decrease in the number of contracts completed and loss provisions recognized.

The decrease in segment operating loss during the six months ended June 30, 2015 compared to 2014, was due to a decrease in the number of contracts completed and loss provisions recognized.

R&D
Research and development expense increased during the three months ended June 30, 2015 compared to 2014 due to an increase in activity. The Company incurred expenses related to ADA Analytics, net Department of Energy (“DOE”) costs, and an independent third party to develop cooling technology to liquefy natural gas, which project has subsequently been terminated.

Research and development expense increased during the six months ended June 30, 2015 compared to 2014 due to an increase in activity. The Company incurred expenses related to ADA Analytics, net Department of Energy (“DOE”) costs, and an independent third party to develop cooling technology to liquefy natural gas, which project has subsequently been terminated.

Segment operating loss increased during the three months ended June 30, 2015 compared to 2014, due to additional costs spent on R&D related projects including ADA Analytics and development of cooling technology.

Segment operating loss increased during the six months ended June 30, 2015 compared to 2014, due to additional costs spent on R&D related projects including ADA Analytics and development of cooling technology.

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

Liquidity and Capital Resources
Overview of Factors Affecting Our Liquidity
During the six months ended June 30, 2015, our working capital and cash balances continued to decline, consistent with such balances also declining in the previous three month period in 2015, due principally to continued losses. Such losses were driven primarily by poor operating performance within our EC - Manufacturing segment, substantial and continuing expenditures required to fund the Restatement activities, research and development activities and a significant reduction in the receipt of cash distributions from CCS. This deterioration of working capital directly necessitated the securing of the loan transaction described below. The Company expects that pressure on its working capital will continue until such time as all Restatement activities are completed, including resolution of the SEC Inquiry and the conclusion of the private litigation described in Note 8 to the Condensed Consolidated Financial Statements.
Our principal sources of liquidity include:

•	cash on hand;

•	distributions from CCS and CCSS;

•	royalty payments from CCS; and

•	proceeds from the securing of debt facilities, such as the $15 million term loan obtained in october 2015, as described below.
Since April 2014, we have been unable to borrow from our bank line of credit as a result of not being in compliance with certain covenants related to our loan agreement. No borrowings were outstanding as of June 30, 2015 or December 31, 2014. Prior to June 2014, the bank line of credit was used primarily to provide collateral support for certain Letters of Credit that had been issued to customers related to certain contractual performance and payment guarantees, typically provided in lieu of surety bonds. Upon notification of such covenant non-compliance, we were required to secure such letters of credit with cash collateral. Additionally, we are required to provide collateral to other financial institutions that have issued letters of credit providing security for continuing royalty indemnification obligations related to the settlement of certain litigation. The collateral amounts are disclosed on our Condensed Consolidated Balance Sheets as Restricted cash, Restricted cash, long-term and Investment securities, restricted, long-term. As of June 30, 2015 and December 31, 2014, these collateral amounts totaled $13.5 million and $11.6 million, respectively.
Our bank line of credit has been amended six times (December 2, 2013, April 3, 2014, September 20, 2014, December 15, 2014, May 29, 2015 and September 30, 2015), most notably to extend the maturity date. The lender has also provided seven waivers relating to various transactions and obligations to provide financial information to the lender. As amended, the Line of Credit is available until May 31, 2016. No amounts were drawn on the line of credit during the six months ended June 30, 2015 and 2014, respectively.
Our primary uses of liquidity during the six months ended June 30, 2015, in addition to the restricted cash assets described above, include costs and expenses related to completing the Restatement of prior year financial statements, including litigation and other expenses related thereto; delivering on our existing contracts and customer commitments; funding operating losses within our EC-Manufacturing segment; our corporate restructuring and realignment of its businesses. Additional uses of liquidity include 453A interest payments, capital calls related to RCM6 to fund operating expenses, royalty indemnification payments, interest expense on the Company’s notes payable, capital expenditures and research and development costs. During the first quarter of 2015, we used $2.1 million in cash resources to acquire certain assets of InSyst Ltd. and ClearView Monitoring Solutions Ltd.
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
Our ability to generate sufficient cash flow required to meet ongoing operational needs and to meet our obligations, including the repayment of the loan under the Credit Agreement, depends upon several factors, including executing on our contracts and initiatives, discussed above, receiving royalty payments from CCS and distributions from CCS and CCSS, and our ability to maintain a significant share of the market and increase operational efficiencies for emissions control equipment, chemicals and services. Distributions from CCS will likely be dependent upon the securing of additional tax equity investors for those CCS facilities that are currently not operating, or operating as retained RC facilities.If we are unable to generate sufficient cash flow, we may be unable to meet our operational needs and/or repay our loan when due. Should this be the case, we will seek to refinance the loan or obtain alternative financing. If we are unable to refinance the loan or obtain alternative financing, our lenders would be entitled to take possession of the collateral securing the indebtedness, which includes substantially all of our assets, to the extent permitted by the Credit Agreement and applicable law.
Sources and Uses of Cash
Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
Cash and cash equivalents decreased from $25.2 million as of December 31, 2014 to $10.4 million as of June 30, 2015. The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended June 30,
(in thousands)	2015	2014	Change
Cash provided by (used in):
Operating activities	$(13,788)	$(18,928)	$5,140
Investing activities	296	11,722	(11,426)
Financing activities	(1,276)	239	(1,515)
Net change in cash and cash equivalents	$(14,768)	$(6,967)	$(7,801)
Cash flow from operating activities
Cash flows used in operating activities reflect operating losses as well as the timing of our working capital requirements, in addition to other items discussed herein.
Our cash spend for legal and professional fees for the six months ended June 30, 2015 increased from that of the comparable prior year period, primarily due to our efforts related to the Restatement process and SEC Inquiry, causing an increase in cash outflows of $3.4 million, and consulting fees paid to a former consultant for RC technology.
Deferred revenue and project costs resulted in a change in the use of operating cash flows on a net basis of $3.1 million due to production of ACI and DSI equipment systems. However, due to the completed contract revenue recognition method, these billings and related costs have not yet been recognized within revenues and cost of sales, respectively.
We are required to provide collateral for certain letters of credit for ACI and DSI equipment, as discussed in Note 8 of the our Condensed Consolidated Financial Statements. Cash is pledged as security for letters of credit in the same amount as the assets. Restricted cash was used during the six months ended June 30, 2015 and six months ended June 30, 2014 to collateralize the increase in ACI and DSI equipment contracts.
Our operating cash flow may also be significantly impacted by distributions from our equity investees which are classified as either a return on investment within operating cash flows or a return in excess of investment basis within investing cash flows. During the six months ended June 30, 2015, we received $11.6 million less in total cash distributions from equity method investees than we did during the six months ended June 30, 2014.

Cash flow from investing activities
Purchase and maturity of investments in securities, restricted and Increase in restricted cash
We are required to provide collateral for certain letters of credit for future payments related to royalty indemnification obligation and other payments as discussed in Note 8 of our Condensed Consolidated Financial Statements. Investment securities and cash are pledged as security for letters of credit in the same amount as the assets. The restricted investments and cash increased during the six months ended June 30, 2015 due to a contractual requirement related to the royalty indemnification obligation.
Acquisition of property and equipment
Acquisitions of property and equipment were $0.4 million and $0.9 million during the six months ended June 30, 2015 and June 30, 2014, respectively. Investing cash flows during 2015 were related to equipment and during 2014 related to spend for equipment and leasehold improvements.
Advance on note receivable
In December 2014, we loaned $0.5 million to an independent third party to provide financing to for the pursuit of emissions technology projects, bearing annual interest of 8%. Interest and principal were payable at maturity of the agreement in June 2015. In March 2015, we loaned an additional $0.5 million to the third party, continuing to bear annual interest at 8%. All interest and principal payments were then deferred until March 2018. Subsequent to the second loan disbursement, it was determined that the independent third party was not awarded contracts, which would have utilized their emissions technology. Without these contracts, we concluded that the ability of the independent third party to repay these loans was in doubt. We have recorded an allowance against the entire principal balance of the note receivable outstanding, reversed accrued interest and put the two respective portions of the note on non-accrual status as of December 31, 2014 and June 30, 2015, respectively.
Acquisition of a business
During March 2015, we acquired Clearview, which operated as ADA Analytics, for $2.4 million, as described in Note 3 of the Condensed Consolidated Financial Statements, $2.1 million of which was paid in 2015. The Company acquired the in-process research and development in order to potentially commercialize and expand its analytics services available to customers. However, in August 2015, as part of a broader strategic restructuring of our business to simplify our operating structure in a manner that creates increased customer focus, better supports sales and product delivery and also aligns the Company’s cost structure as the emissions control market shifts towards compliance solutions for the Federal Mercury and Air Toxics Standards ("MATS"), the Company’s management approved an action to wind down operations of ADA Analytics.
Equity method and cost method investments
On February 10, 2014, we purchased a 24.95% membership interest in RCM6, which owns a single RC facility that produces RC that qualifies for Section 45 tax credits. Total consideration given included a cash payment of $2.4 million and the execution of a $13.3 million note payable. In addition, we are subject to quarterly capital calls and variable payments based upon differences in originally forecasted RC production as of the purchase date and actual quarterly production. Due to the difference of the stated rate and the effective rate, the note payable is periodically negatively amortizing and is carried at a discount of $13.9 million and $14.2 million, respectively, as of June 30, 2015 and December 31, 2014. During the six months ended June 30, 2015 and 2014, we funded capital calls and made net variable payments of $0.2 million and $1.4 million, respectively.
As discussed within the Results of Operations and the operating cash flow activities above, our investing cash flow may also be significantly impacted by the classification of cash distributions from equity method investees as either a return on investment within operating cash flows or a return in excess of investment basis within investing cash flows. During the six months ended June 30, 2015, there was a decrease in distributions from equity method investments within the investing section due to a decrease in period over period distributions in excess of cumulative earnings from CCS.

Cash flow from financing activities
Notes payable activity
During the six months ended June 30, 2015 and 2014 we used $1.0 million and zero cash, respectively, for repayments of principal on the RCM6 and DSI Business Owner notes payable, as described in Note 6 of our Condensed Consolidated Financial Statements. Principal payments increased period over period as the Company did not purchase RCM6 until the first quarter of 2014 and no payments during the six-months ended June 30, 2014 were applied to the principal balance. Additionally, the Company did not terminate its consulting agreement with the DSI Business Owner until December 31, 2014, at which time the Company recorded a note payable for remaining amounts owed.

Equity award activity
During the six months ended June 30, 2015 and 2014 we used $0.3 million and zero, respectively, for the repurchase of shares to satisfy minimum tax withholdings upon the vesting of equity based awards. Additionally, during the same periods, we received zero and $0.2 million of proceeds related to the exercise of options.
Significant non-cash transactions

	Six Months Ended June 30,
(in thousands)	2015	2014
Restricted stock award reclassification (equity to liability)	$—	$501
Issuance of common stock to settle liabilities	—	127
Acquisition of equity method investment through note payable	—	13,301
Contractual Obligations
During the six months ended June 30, 2015, there were no material changes to our contractual obligations outside of the ordinary course of business. As noted above, we entered into the $15.0 million Credit Agreement on October 22, 2015. Additionally, in March 2016 we sold our 24.95% interest in RCM6 and thus will have no further obligations related to the outstanding note payable to CCS. For further discussion, refer to Note 6 of our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2015, we did not engage in any off-balance sheet arrangements except those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which included operating leases, letters of credit and future 453A interest obligations.
Critical Accounting Policies and Estimates
Our significant accounting policies and estimates have not changed from those reported in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
New Accounting Guidance
Refer to Note 1 of our Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report for new accounting guidance issued during the six months ended June 30, 2015 and subsequent thereto through the date of this filing.
Forward-Looking Statements Found in this Report
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that involve risks and uncertainties. In particular such forward-looking statements are found in this Part I and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 below. Words or phrases such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “predicts,” the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	the scope and impact of mercury and other regulations or pollution control requirements, including the impact of the final Mercury and Air Toxics Standards (“MATS”);

(b)	the production of RC will qualify for IRC Section 45 tax credits in conjunction with the production of RC;

(c)	expected growth in and potential size of our target markets;

(d)	expected supply and demand for our products and services;

(e)	increasing competition in the emission control market;

(f)	future levels of research and development activities;

(g)	the effectiveness of our technologies and the benefits they provide;

(h)	CCS’s ability to profitably sell and/or lease additional RC facilities or recognize the tax benefits from their operations;

(i)	probability of any loss occurring with respect to CCS Party Guarantees;

(j)	the timing of awards of, and work and related testing under, our contracts and agreements and their value;

(k)
timing and amounts of or changes in future revenues, backlog, funding for our business and projects, margins, expenses, earnings, tax rate, cash flow, royalty payments, working capital, liquidity and other financial and accounting measures;

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

(p)	whether any legal challenges or Environmental Protection Agency actions will have a material impact on the implementation of the MATS or other regulations and on our ongoing business.
Our expectations are based on certain assumptions, including without limitation, that:

(a)	coal will continue to be a major source of fuel for electrical generation in the United States;

(b)	the IRS will allow the production of RC to qualify for IRC Section 45 tax credits;

(c)	contracts we have with the DOE will continue to be funded at expected levels and we will be chosen to participate in additional contracts of a similar nature;

(d)	we will continue as a key supplier of equipment, chemicals and services to the coal-fired power generation industry as it seeks to implement reduction of mercury emissions;

(e)	current environmental laws and regulations requiring reduction of mercury from coal-fired boiler flue gases will not be materially weakened or repealed by courts or legislation in the future;

(f)	we will be able to meet any performance guaranties we make and continue meet our other obligations under contracts;

(g)	we will be able to obtain adequate capital and personnel resources to meet our operating needs and to fund anticipated growth and our indemnity obligations;

(h)	we will be able to establish and retain key business relationships with other companies;

(i)	orders we anticipate receiving will in fact be received;

(j)	governmental audits of our costs incurred under DOE contracts will not result in material adjustments to amounts we have previously received under those contracts;

(k)	we will be able to formulate new chemicals and blends that will be useful to, and accepted by, the coal-fired boiler power generation business;

(l)	we will be able to effectively compete against others;

(m)	we will be able to meet any technical requirements of projects we undertake;

(n)	CCS will be able to sell or lease the remaining RC facilities to third party investors; and

(o)	we will be able to utilize our portion of the Section 45 tax credits generated by operation of RC facilities for the benefit of the members of CCS.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2015. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015, due to the material weaknesses described in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Changes in Internal Control Over Financial Reporting
Under the applicable SEC rules (Exchange Act Rules 13a-15(f)) and 15d-15(f) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, we have undertaken a broad range of remedial procedures to address material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the three and six-months ended June 30, 2015 and will continue throughout the remainder of 2015 and during 2016. While we continue to implement remediation efforts and design enhancements to our internal control procedures, we believe there were significant changes in internal controls implemented during the three and six-months ended June 30, 2015, but the controls were not in place for a sufficient period of time to conclude on the effectiveness of the controls, therefore, further changes may be required.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 12, 2015, the Compensation Committee of our Board of Directors approved the grant of 31,138 restricted shares of our common stock to the newly-appointed Chief Financial Officer for services to be rendered to the Company pursuant to our Long Term Incentive Plan under the Amended and Restated 2007 Equity Incentive Plan, as amended. The issuance of shares described in this Item 2 was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as sales of securities that do not involve a public offering or distribution. The recipient was an accredited investor at the respective times of the sale of securities. No underwriters were involved, no sales commission or other remuneration was paid and we did not receive any cash proceeds in connection with this issuance.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
10.30	Severance Agreement dated April 30, 2015 between Michael D. Durham and Advanced Emissions Solutions, Inc.**	8-K	000-54992	10.1	May 6, 2015
10.39	Second Amended and Restated Limited Liability Company Agreement of RCM6, LLC, made and entered into as of April 1, 2015	10-K	000-54992	10.39	February 29, 2016
10.76	Fifth Amendment and Sixth Waiver to 2013 Loan and Security Agreement by and among ADA-ES, Inc., Advanced Emissions Solutions, Inc., and CoBiz Bank d/b/a Colorado Business Bank in the State of Colorado dated as of May 29, 2015	10-K	000-54992	10.76	February 29, 2016
31.1	Certification of Chief Executive Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Chief Financial Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32.1
Certification of Chief Executive Officer and Chief Financial Officer of Advanced Emissions Solutions, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer of Advanced Emissions Solutions, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101. INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document

Notes:

*	– Filed herewith.
** – Management contract or compensatory plan or arrangement.

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