Form 10-Q
period 2015-09-30
Advanced Emissions Solutions, Inc.
filed 2016-04-19
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Part I. – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,585	$25,181
Receivables, net	9,196	16,594
Receivables, related parties, net	2,191	1,439
Restricted cash	727	2,527
Costs in excess of billings on uncompleted contracts	2,402	6,153
Prepaid expenses and other assets	3,358	2,535
Total current assets	26,459	54,429
Restricted cash, long-term	10,980	8,771
Property and equipment, net of accumulated depreciation of $6,746 and $5,924, respectively	3,411	4,808
Investment securities, restricted, long-term	336	336
Cost method investment	2,776	2,776
Equity method investments	18,546	19,584
Other assets	2,797	2,995
Total Assets	$65,305	$93,699
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,929	$7,514
Accrued payroll and related liabilities	6,859	5,158
Current portion of notes payable, related parties	1,668	1,479
Billings in excess of costs on uncompleted contracts	16,130	22,518
Settlement and royalty indemnity obligation	5,275	3,749
Other current liabilities	8,814	6,739
Total current liabilities	47,675	47,157
Long-term portion of notes payable, related party	14,022	14,431
Settlement and royalty indemnification, long-term	16,218	20,273
Advance deposit, related party	3,938	6,524
Other long-term liabilities	6,098	6,011
Total Liabilities	87,951	94,396
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock: par value of $.001 and no par value per share, respectively, 50,000,000 shares authorized, none outstanding	—	—
Common stock: par value of $.001 per share, 100,000,000 shares authorized, 21,964,598 and 21,853,263 shares issued, and 21,801,016 and 21,643,342 shares outstanding at September 30, 2015 and December 31, 2014, respectively	22	22
Additional paid-in capital	115,453	110,169
Accumulated deficit	(138,121)	(110,888)
Total stockholders’ deficit	(22,646)	(697)
Total Liabilities and Stockholders’ Deficit	$65,305	$93,699

See notes to the Condensed Consolidated Financial Statements

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data and percentages)	2015	2014	2015	2014
Revenues:
Equipment sales	$12,088	$7,496	$47,439	$9,495
Consulting services	665	1,499	1,349	3,521
Chemicals and other	132	77	749	214
Total revenues	12,885	9,072	49,537	13,230
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	9,914	5,737	38,662	6,940
Consulting services cost of revenue, exclusive of depreciation and amortization	591	704	1,282	1,669
Chemical and other cost of revenue, exclusive of depreciation and amortization	105	71	383	108
Payroll and benefits	4,445	6,438	19,102	15,294
Rent and occupancy	596	667	1,828	1,784
Legal and professional fees	3,424	3,560	11,545	7,487
General and administrative	1,249	1,428	4,635	3,981
Research and development, net	2,022	277	5,133	871
Depreciation and amortization	528	469	1,632	1,364
Total operating expenses	22,874	19,351	84,202	39,498
Operating loss	(9,989)	(10,279)	(34,665)	(26,268)
Other income (expense):
Earnings (loss) from equity method investments	(41)	5,603	5,133	22,019
Royalties, related party	3,273	2,275	7,767	4,255
Interest income	2	14	20	61
Interest expense	(1,778)	(1,190)	(5,347)	(3,202)
Other	(77)	(9)	10	—
Total other income (expense), net	1,379	6,693	7,583	23,133
Loss before income tax expense	(8,610)	(3,586)	(27,082)	(3,135)
Income tax expense	44	113	151	155
Net loss	$(8,654)	$(3,699)	$(27,233)	$(3,290)
Loss per common share (Note 1):
Basic	$(0.40)	$(0.17)	$(1.24)	$(0.15)
Diluted	$(0.40)	$(0.17)	$(1.24)	$(0.15)
Weighted-average number of common shares outstanding:
Basic	21,687	21,536	21,757	21,522
Diluted	21,687	21,536	21,757	21,522

See notes to the Condensed Consolidated Financial Statements

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net loss	$(27,233)	$(3,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,632	1,364
Amortization of debt issuance costs	75	75
Impairment of property and equipment and intangible assets	2,515	276
Provision for bad debt expense and note receivable	579	—
Interest costs added to principal balance of notes payable	946	1,132
Share-based compensation expense	6,096	3,731
Earnings from equity method investments	(5,133)	(22,019)
Other non-cash items, net	191	53
Changes in operating assets and liabilities, net of effects of acquired businesses:
Receivables	7,579	(2,712)
Related party receivables	(752)	(927)
Prepaid expenses and other assets	(1,134)	(812)
Costs incurred on uncompleted contracts	4,719	(44,475)
Restricted cash	—	—
Restricted cash, long-term	1,690	(1,212)
Other long-term assets	144	(81)
Accounts payable	1,414	3,002
Accrued payroll and related liabilities	1,161	166
Other current liabilities	1,624	(929)
Billings on uncompleted contracts	(7,256)	39,736
Advance deposit, related party	(2,586)	(1,417)
Other long-term liabilities	98	163
Settlement and royalty indemnification obligation	(2,528)	(3,914)
Distributions from equity method investees, return on investment	2,519	1,259
Net cash used in operating activities	(13,640)	(30,831)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash flows from investing activities
Purchase of investment securities, restricted	—	105
Maturity of investment securities, restricted	—	404
Increase in restricted cash	(2,100)	(1,243)
Acquisition of property and equipment	(437)	(1,218)
Advance on note receivable	(500)	—
Acquisition of business	(2,124)	—
Purchase of and contributions to equity method investees	(1,083)	(5,132)
Distributions from equity method investees in excess of cumulative earnings	4,730	22,547
Net cash provided by (used in) investing activities	(1,514)	15,463
Cash flows from financing activities
Repayments on notes payable	(1,166)	—
Proceeds received upon exercise of stock options	—	243
Repurchase of shares to satisfy minimum tax withholdings	(276)	(1,298)
Net cash used in financing activities	(1,442)	(1,055)
Increase (Decrease) in Cash and Cash Equivalents	(16,596)	(16,423)
Cash and Cash Equivalents, beginning of period	25,181	37,890
Cash and Cash Equivalents, end of period	$8,585	$21,467
Supplemental disclosures of cash information:
Cash paid for interest	$5,335	$1,917
Cash paid for income taxes	186	106
Supplemental disclosure of non-cash investing and financing activities:
Restricted stock award reclassification (equity to liability)	—	501
Issuance of common stock to settle liabilities	—	127
Acquisition of equity method investment through note payable	—	13,301

See notes to the Condensed Consolidated Financial Statements

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
The unaudited Condensed Consolidated Financial Statements of ADES in this quarterly report are presented on a consolidated basis comprising ADES and its direct and indirect, wholly-owned subsidiaries: ADA-ES, Inc. ("ADA"), a Colorado corporation, BCSI, LLC ("BCSI"), a Delaware limited liability company, Advanced Clean Energy Solutions, LLC ("ACES"), a Delaware limited liability company, ADEquity, LLC ("ADEquity"), a Delaware limited liability company, ADA Environmental Solutions, LLC ("ADA LLC"), a Colorado limited liability company, ADA Intellectual Property, LLC ("ADA IP"), a Colorado limited liability company, ADA-RCM6, LLC ("ADA-RCM6"), a Colorado limited liability company, ADA Analytics, LLC, a Delaware limited liability company and ADA Analytics Israel Ltd. (collectively with ADA Analytics, LLC, "ADA Analytics"), an Israel limited liability company. ADA LLC and ADA IP had no operations in 2015 and 2014. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of and for the three and nine months ended September 30, 2015 and 2014.
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
Liquidity
During the three and nine months ended September 30, 2015 the Company's working capital and cash balances continued to decline, due principally to continued losses. Such losses were driven primarily by poor operating performance related to Dry Sorbent Injection ("DSI") equipment, which is included within the Emissions Control - Manufacturing segment as of September 30, 2015, substantial and continuing expenditures required to fund the re-audit and restatement ("Restatement") of certain of our prior consolidated financial statements, and a significant reduction in the receipt of cash distributions from CCS. This deterioration of working capital directly necessitated the securing of the loan transaction described in Note 12 ("Credit Agreement"). The Company expects that pressure on working capital will continue until such time as all Restatement activities are completed, including resolution of the SEC inquiry and the conclusion of the private litigation, both of which are described in Note 8.
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
Earnings (Loss) Per Share
The Company computes earnings (loss) per share in accordance with FASB ASC 260-10. Under this guidance, unvested restricted stock awards ("RSA's") that contain non-forfeitable rights to dividends or dividend equivalents are deemed to be participating securities and, therefore, are included in computing basic earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings (losses). The Company did not declare any cash dividends during the three-month and nine-month periods ended September 30, 2015 or 2014.
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
The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net loss	$(8,654)	$(3,699)	$(27,233)	$(3,290)
Less: Undistributed loss allocated to participating securities	(87)	(52)	(274)	(46)
Loss attributable to common stockholders	$(8,567)	$(3,647)	$(26,959)	$(3,244)

Basic weighted-average common shares outstanding (1)	21,687	21,536	21,757	21,522
Add: dilutive effect of equity instruments	—	—	—	—
Diluted weighted average shares outstanding	21,687	21,536	21,757	21,522
Loss per common share - basic	$(0.40)	$(0.17)	$(1.24)	$(0.15)
Loss per common share - diluted	$(0.40)	$(0.17)	$(1.24)	$(0.15)
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

The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive to the calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(share data in thousands)	2015	2014	2015	2014
Stock options	6	70	14	108
Restricted stock awards	165	231	171	276
Performance share units	169	177	186	188
Stock appreciation rights	—	—	—	—
Total shares excluded from diluted shares outstanding	340	478	371	572
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

Note 2 - Restructuring
The Company recorded restructuring charges during the three and nine months ended September 30, 2015 in connection with a reduction in force, the departure of certain executive officers and management's further alignment of the business with strategic objectives. These charges related to severance arrangements with departing employees and executives, including those impacted by the closing of its fabrication facility in McKeesport, Pennsylvania and the termination of the operations of a foreign subsidiary that was involved in the development of certain data analytics and monitoring products (see Note 3), as well as non-cash charges related to the acceleration of vesting of certain stock awards. The Company incurred additional charges during the remainder of 2015 associated with the closing of BCSI's facilities and corresponding alignment of the business with strategic objectives.

The Company recorded restructuring charges during the three and nine months ended September 30, 2014 primarily related to a reduction in force, the departure of executive officers and management's alignment of the business with strategic objectives. These charges were related to severance agreements with departing employees and executives, including non-cash charges related to the acceleration of vesting of certain stock awards.
A summary of the net pretax charges, incurred by segment, for each period is as follows:

		Pretax Charge
(in thousands, except employee data)	Approximate Number of Employees	Refined Coal	Emission Control - ACI	Emissions Control - BCSI	Research & Development	All Other and Corporate	Total
Three Months Ended September 30, 2015
Restructuring charges	109	$—	$316	$364	$1,937	$116	$2,733
Total pretax charge, net of reversals		$—	$316	$364	$1,937	$116	$2,733

Nine Months Ended September 30, 2015
Restructuring charges	154	$—	$2,030	$364	$2,023	$4,358	$8,775
Changes in estimates		—	(10)	—	—	(2)	(12)
Total pretax charge, net of reversals		$—	$2,020	$364	$2,023	$4,356	$8,763

Three Months Ended September 30, 2014
Restructuring charges	5	$—	$408	$—	$—	$1,598	$2,006
Total pretax charge, net of reversals		$—	$408	$—	$—	$1,598	$2,006

Nine Months Ended September 30, 2014
Restructuring charges	23	$—	$760	$—	$—	$1,612	$2,372
Total pretax charge, net of reversals		$—	$760	$—	$—	$1,612	$2,372

The following table summarizes the Company’s utilization of restructuring accruals for the nine months ended September 30, 2015:

(in thousands)	Employee Severance	Business Operations Closure	Total
Remaining accrual as of December 31, 2014	$1,690	$—	$1,690
Expense provision (1)	6,902	1,873	8,775
Cash payments and other (1)	(5,502)	(1,873)	(7,375)
Change in estimates	(12)	—	(12)
Remaining accrual as of September 30, 2015	$3,078	$—	$3,078

(1) Included within the Expense provision and Cash payments and other line items in the above table is equity based compensation of $3.1 million for the nine months ended September 30, 2015, resulting from the accelerated vesting of modified equity-based compensation awards for certain terminated employees. Additionally, as discussed in Note 3, due to restructuring activities the Company fully impaired the carrying value of certain assets, thereby recognizing net impairment expense in the amount of $1.9 million during the third quarter of 2015.

Restructuring accruals are included within the Accrued payroll and related liabilities line item in the Condensed Consolidated Balance Sheets. Restructuring expenses are included within the Payroll and benefits and Research and development, net line items in the Condensed Consolidated Statements of Operations.

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

Note 4 - Equity Method Investments
Clean Coal Solutions, LLC
The Company's ownership interest in CCS was 42.5% as of September 30, 2015 and December 31, 2014. CCS supplies technology, equipment and technical services to cyclone-fired, pulverized coal and other boiler users, but CCS's primary purpose is to put into operation facilities that produce Refined Coal ("RC") that qualifies for tax credits available under Section 45 of the IRC ("Section 45 tax credits"). CCS has been determined to be a variable interest entity ("VIE"); however, the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance and has therefore accounted for the investment under the equity method of accounting. The Company determined the partners of CCS with voting rights had identical voting interests, equity control interests and board control interests, and therefore, concluded that the power to direct the activities that most significantly impact the VIE’s economic performance were shared.
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

The following tables summarize the results of operations of CCS for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Gross profit	$25,035	$23,075	$80,869	$60,580
Operating expenses	5,369	4,856	17,872	14,275
Income from operations	19,666	18,219	62,997	46,305
Other expenses	(1,464)	(483)	(1,794)	(1,224)
Class B preferred return	(1,463)	(2,176)	(4,825)	(6,759)
Loss attributable to noncontrolling interest	3,698	4,163	6,811	7,164
Net income available to Class A members	$20,437	$19,723	$63,189	$45,486
ADES equity earnings	$—	$6,226	$4,730	$22,547
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

The following table presents the Company's investment balance, equity earnings and cash distributions in excess of the investment balance, on a quarterly basis, for the three and nine months ended September 30, 2015 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Cash distributions and equity loss in (excess) of investment balance
Beginning balance	12/31/14	$—	$—	$—	$(29,877)
ADES proportionate share of income from CCS (1)	First Quarter	9,827	9,827	—	—
Increase of equity loss in excess of investment balance (prior to cash distributions)	First Quarter	(9,827)	(9,827)	—	9,827
Cash distributions from CCS	First Quarter	(100)	—	100	—
Adjustment for current year cash distributions in excess of investment balance	First Quarter	100	100	—	(100)
Total investment balance, equity earnings (loss) and cash distributions	3/31/2015	—	100	100	(20,150)
ADES proportionate share of income from CCS (1)	Second Quarter	7,825	7,825	—	—
Increase of equity loss in excess of investment balance (prior to cash distributions)	Second Quarter	(7,825)	(7,825)	—	7,825
Cash distributions from CCS	Second Quarter	(4,630)	—	4,630	—
Adjustment for current year cash distributions in excess of investment balance	Second Quarter	4,630	4,630	—	(4,630)
Total investment balance, equity earnings (loss) and cash distributions	6/30/2015	—	4,630	4,630	(16,955)
ADES proportionate share of income from CCS (1)	Third Quarter	8,127	8,127	—	—
Increase of equity loss in excess of investment balance (prior to cash distributions)	Third Quarter	(8,127)	(8,127)	—	8,127
Cash distributions from CCS	Third Quarter	—	—	—	—
Adjustment for current year cash distributions in excess of investment balance	Third Quarter	—	—	—	—
Total investment balance, equity earnings (loss) and cash distributions	9/30/2015	$—	$—	$—	$(8,828)

The following table presents the Company's investment balance, equity earnings and cash distributions in excess of the investment balance, on a quarterly basis, for the nine months ended September 30, 2014 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Cash distributions and equity loss in (excess) of investment balance
Beginning balance	12/31/2013	$—	$—	$—	$(12,906)
ADES proportionate share of income from CCS (1)	First Quarter	4,644	4,644	—	—
Recovery of cumulative distributions and equity losses in excess of investment balance	First Quarter	(4,644)	(4,644)	—	4,644
Cash distributions from CCS	First Quarter	(6,588)	—	6,588	—
Recognition of earnings for cash distributions in excess of investment balance	First Quarter	6,588	6,588	—	(6,588)
Total investment balance, equity earnings (loss) and cash distributions	3/31/2014	—	6,588	6,588	(14,850)
ADES proportionate share of income from CCS (1)	Second Quarter	5,130	5,130	—	—
Recovery of cumulative distributions and equity losses in excess of investment balance	Second Quarter	(5,130)	(5,130)	—	5,130
Cash distributions from CCS	Second Quarter	(9,733)	—	9,733	—
Recognition of earnings for cash distributions in excess of investment balance	Second Quarter	9,733	9,733	—	(9,733)
Total investment balance, equity earnings (loss) and cash distributions	6/30/2014	—	9,733	9,733	(19,453)
ADES proportionate share of income from CCS (1)	Third Quarter	7,805	7,805	—	—
Recovery of cumulative distributions and equity losses in excess of investment balance	Third Quarter	(7,805)	(7,805)	—	7,805
Cash distributions from CCS	Third Quarter	(6,226)	—	6,226	—
Recognition of earnings for cash distributions in excess of investment balance	Third Quarter	6,226	6,226	—	(6,226)
Total investment balance, equity earnings (loss) and cash distributions	9/30/2014	$—	$6,226	$6,226	$(17,874)
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

The following table summarizes the results of operations of CCSS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Gross loss	$(11,616)	$(5,247)	$(31,511)	$(14,064)
Operating expenses	41,322	25,082	120,269	68,463
Loss from operations	(52,938)	(30,329)	(151,780)	(82,527)
Other expenses	(7)	(34)	(86)	(57)
Loss attributable to noncontrolling interest	55,661	32,147	158,926	87,642
Net income	$2,716	$1,784	$7,060	$5,058
ADES equity earnings	$1,358	$892	$3,530	$2,529
Included within the Consolidated Statement of Operations of CCSS for the three and nine months ended September 30, 2015 and 2014, respectively, were losses related to VIE's of CCSS. These losses do not impact the Company's equity earnings from CCSS as 100% of those losses are removed from the net income of CCSS as they are losses attributable to a noncontrolling interest. The Company’s investment in CCSS as of September 30, 2015 and December 31, 2014 was $5.2 million and $4.1 million, respectively.
RCM6, LLC
On February 10, 2014, the Company purchased a 24.95% membership interest in RCM6, LLC ("RCM6"), which owns a single RC facility that produces RC that qualifies for Section 45 tax credits, from CCS through an up-front payment of $2.4 million and an initial note payable to CCS of $13.3 million. Due to the payment terms of the note purchase agreement, the note payable is periodically negatively amortizing and the note payable balance as of September 30, 2015 and December 31, 2014 were $14.4 million and $14.2 million, respectively. In addition to the up front and subsequent note payments, the Company is also subject to quarterly capital calls and variable payments based upon differences in originally forecasted RC production as of the purchase date and actual quarterly production. The following table contains the capital calls and variable payments made by the Company related to its investment in RCM6 during the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Capital calls and variable payments	$850	$1,353	$1,080	$2,736
RCM6 has been determined to be a VIE, however, during the periods presented, the Company did not have the power to direct the activities that most significantly impacted the variable interest entity’s economic performance and has therefore accounted for the investment under the equity method of accounting.
As of September 30, 2015 and December 31, 2014, the Company’s ownership in RCM6 was 24.95%. The Company’s investment in RCM6 as of September 30, 2015 and December 31, 2014 was $13.4 million and $15.4 million, respectively. On March 3, 2016, the Company sold its 24.95% membership interest in RCM6 as further described in Note 12.
The following table summarizes the assets, liabilities and results of operations of RCM6:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Gross loss	$(2,896)	$(3,326)	$(4,876)	$(5,298)
Operating expenses	590	581	1,567	1,447
Loss from operations	(3,486)	(3,907)	(6,443)	(6,745)
Other expenses	(220)	(265)	(382)	(434)
Net loss	$(3,706)	$(4,172)	$(6,825)	$(7,179)
ADES equity losses	$(1,399)	$(1,515)	$(3,127)	$(3,057)

The purchase of RCM6 resulted in the Company recording a basis difference related to property, plant and equipment and identifiable intangible assets. The difference between the Company's proportionate share of RCM6' net loss and the Company's equity losses noted above is due to depreciation and amortization related to the basis difference allocated to property, plant and equipment and identifiable intangible assets upon the purchase of RCM6. During the three and nine months ended September 30, 2015 and 2014, the Company adjusted its equity method earnings in RCM6 by $0.5 million and $0.5 million and $1.4 million and $1.3 million, respectively, due to this basis difference.
On March 3, 2016, the Company sold its entire ownership interest in RCM6. The Company received a cash payment of $1.8 million related to the sale and has no future obligations related to the previously recorded note payable.
The following table details the components of the Company's respective equity method investments included within the Earnings (loss) from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Earnings from CCS	$—	$6,226	$4,730	$22,547
Earnings from CCSS	1,358	892	3,530	2,529
Loss from RCM6	(1,399)	(1,515)	(3,127)	(3,057)
Earnings from equity method investments	$(41)	$5,603	$5,133	$22,019
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

	Nine Months Ended September 30,
(in thousands)	2015	2014
Distributions from equity method investees, return on investment
CCSS	$2,519	$1,259
	$2,519	$1,259
Distributions from equity method investees in excess of investment basis
CCS	$4,730	$22,547
	$4,730	$22,547
Note 5 - Investments

The Company had investment securities related to certificates of deposit in the amount of $0.3 million as of September 30, 2015 and December 31, 2014. No unrealized gains or losses were recorded as of September 30, 2015 and December 31, 2014 related to these investment securities.

The Company also had a cost method investment in the amount of $2.8 million as of September 30, 2015 and December 31, 2014. No unrealized gains or losses were recorded as of September 30, 2015 and December 31, 2014 related to this investment security.

The Company's investment securities have maturities ranging from one to five years as of September 30, 2015.

In November 2014, the Company acquired an 8% ownership interest in the common stock of Highview Enterprises Limited ("Highview"), a London, England based developmental stage company specializing in power storage, for $2.8 million in cash. The Company evaluated the investment and determined that it should account for the investment under the cost method. This investment is evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. As of September 30, 2015 and December 31, 2014, no indicators of impairment had been identified. When there are no indicators of impairment present, the Company estimates the fair value for the Highview investment only if it is practical to do so. As of September 30, 2015 and December 31, 2014, the

Company estimated that the fair value of the cost method investment approximated the November 2014 purchase price due to the proximity of the purchase date to December 31, 2014 and September 30, 2015.

Note 6 - Borrowings

The following table summarizes the Company's notes payable, all of which are with related parties, as of September 30, 2015 and December 31, 2014:

	As of
(in thousands)	September 30, 2015	December 31, 2014
Current portion of long-term borrowings
RCM6 note payable	$1,045	$874
DSI Business Owner note payable	623	605
Total current portion of long-term borrowings	1,668	1,479
Long-term borrowings
RCM6 note payable	13,373	13,312
DSI Business Owner note payable	649	1,119
Total Long-term borrowings	14,022	14,431
Total Borrowings	$15,690	$15,910
CCS - RCM6 Note Payable
As described in Note 4, the Company acquired membership interests in RCM6 from CCS in February 2014, through an up-front payment and a note payable. Due to the payment terms of the note purchase agreement, the note payable periodically adds interest to the outstanding note payable principle balance. The stated rate associated with the note is 1.65% and the effective rate of the note at inception was 20%. Due to the difference between the stated rate and the effective rate, the note payable is carried at a discount of $8.1 million and $10.1 million as of September 30, 2015 and December 31, 2014, respectively. Unpaid principal and interest on the note are due in 2022.
As described in Note 12, on March 3, 2016, the Company sold its 24.95% membership interest in RCM6 and, as a result, the Company no future payment obligations related to its RCM6 equity investment.
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

	As of September 30, 2015		As of December 31, 2014
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Instruments:
Investment securities:
Investment securities, restricted, long-term	$336	$336	$336	$336
Cost method investment	$2,776	$2,776	$2,776	$2,776
Notes Payable:
Current portion of notes payable, related party	$1,668	$1,514	$1,479	$1,439
Long-term portion of notes payable, related party	$14,022	$14,113	$14,431	$14,356
Highview technology license payable	$—	$—	$155	$155
Highview technology license payable, long-term	$1,334	$1,334	$1,389	$1,389
Stock appreciation rights, liability-classified equity award	$536	$536	$—	$—

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

Financial instruments carried and measured at fair value on a recurring basis are presented in the table below according to the fair value hierarchy described above:

	As of September 30, 2015
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets:
Investment securities, restricted, long-term	$—	$336	$—	$336
Total assets at fair value	$—	$336	$—	$336
Liabilities:
Stock appreciation rights, liability-classified equity award	$—	$536	$—	$536
Total liabilities at fair value	$—	$536	$—	$536

	As of December 31, 2014
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets:
Investment securities, restricted, long-term	$—	$336	$—	$336
Total assets at fair value	$—	$336	$—	$336

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

	As of September 30, 2015
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

During the fourth quarter of 2014, the Company recorded impairments on property and equipment, with a total carrying value of $0.8 million, respectively, as a result of ongoing negative cash flows related to assets specifically related to the Company's Dry Sorbent Injection ("DSI") system fabrication facility. The fair value of the impaired property and equipment as of December 31, 2014 was estimated using an appraisal obtained from a third party. The fair value measurements represent a Level 3 measurement as it is based on significant inputs not observable in the market. The fair value of the impaired goodwill, determined to be fully impaired, was estimated using a discounted cash flow analysis. The fair value measurement represents a Level 3 measurement.

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
As of September 30, 2015 and December 31, 2014, the Company has recorded the components of the Settlement and royalty indemnity obligation within the following line items in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	September 30, 2015	December 31, 2014
Settlement and royalty indemnity obligation, short-term	$5,275	$3,749
Litigation settlement and royalty indemnity expense, net	16,218	20,273
Total settlement and royalty indemnity	$21,493	$24,022
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
Consultant obligation
On January 1, 2012, the Company entered into a residual payment agreement with a former consultant who was involved in the development and deployment of RC technologies. Pursuant to the agreement, the Company was required to make annual payments based upon CCS RC production from January 1, 2012 through June 30, 2015. These expenses are recorded within the Legal and professional fees line item in the Condensed Consolidated Statements of Operations and are recorded as RC production occurs. The following tables summarize the expenses under this agreement for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Consultant expense	$(16)	$226	$263	$783
Line of Credit
In September 2013, ADA, as borrower, and ADES, as guarantor, entered into a 2013 Loan and Security Agreement with a bank for an aggregate principal amount of $10 million that is secured by certain amounts due to the Company from certain CCS RC leases (the "Line of Credit"). As amended, the Line of Credit is available until May 31, 2016.
Covenants in the Line of Credit include a borrowing base limitation that is based on a percentage of the net present value of ADA’s portion of payments due to Clean Coal from the RC leases. The Line of Credit also contains other affirmative and negative covenants and customary indemnification obligations of ADA to the lender and provides for the issuance of Letters of Credit provided that the aggregate amount of the Letters of Credit plus all advances then outstanding does not exceed the calculated borrowing base. The Company guaranteed the obligations and agreements of ADA under the Line of Credit. Amounts outstanding under the line of credit bear interest payable monthly at a rate per annum equal to the higher of 5% or the “Prime Rate” (as defined in the agreement) plus 1%. There were no outstanding balances under this agreement at September 30, 2015 and December 31, 2014, respectively. As a result of certain covenant violations, the Company has no borrowing availability under this facility.

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
Letters of Credit
The Company has letters of credit ("LOC") with two financial institutions related to equipment projects, the Royalty Award and certain other agreements. The following tables summarize the letters of credit outstanding, collateral, by type, and the related line items within the Condensed Consolidated Balance Sheets where the collateral related to the letters of credit is recorded:

	As of September 30, 2015
(in thousands)	LOC Outstanding	Restricted Cash	Restricted cash, long-term	Investment securities, restricted, long-term
Contract performance - equipment systems	$5,556	$727	$4,830	$—
Royalty Award	6,150	—	6,150	—
Other	328	—	—	336
Total LOC outstanding	$12,034	$727	$10,980	$336

	As of December 31, 2014
(in thousands)	LOC Outstanding	Restricted Cash	Restricted cash, long-term	Investment securities, restricted, long-term
Contract performance - equipment systems	$7,247	$2,527	$4,721	$—
Royalty Award	4,050	—	4,050	—
Other	328	—	—	336
Total LOC outstanding	$11,625	$2,527	$8,771	$336
Restricted balances may exceed the letters of credit outstanding due to interest income earned on the restricted balances.
Performance Guarantee on Equipment Systems
In the normal course of business related to ACI and DSI systems, the Company may guarantee certain performance thresholds during a discrete performance testing period that do not extend beyond six months from the initial test date, the commencement of which is determined by the customer. Performance thresholds include such matters as the achievement of a certain level of mercury removal and other emissions based upon the injection of a specified quantity of a qualified activated carbon or other chemical at a specified rate given other plant operating conditions, availability of equipment and electric power usage. In the event the equipment fails to perform as specified during the testing period, the Company may have an obligation to correct or replace the equipment. In the event the level of mercury removal is not achieved, the Company may have a “make right” obligation within the contract limits. Prior to the third quarter of 2015, the Company had never incurred a performance guarantee claim. If incurred, guarantees are included within the Equipment sales cost of revenue line of the Condensed Consolidated Statements of Operations. However, during the three months ended September 30, 2015, the Company began working to modify and correct two performance guarantee issues related to EC systems. Resolution of these performance guarantees is not expected to result in a material adverse effect on the Company’s operating performance or liquidity in 2015 or beyond. However, no revenue has been recognized related to these contracts as a result of these claims.

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

Total stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Restricted stock award expense	$415	$1,202	$2,354	$2,202
Stock option expense	46	41	616	72
PSU expense	157	743	2,590	1,457
SAR expense	19	—	536	—
Total stock-based compensation expense	$637	$1,986	$6,096	$3,731

The amount of unrecognized compensation cost as of September 30, 2015, and the expected weighted average period over which the cost will be recognized is as follows:

	As of September 30, 2015
(in thousands)	Unrecognized Compensation Cost	Expected Weighted Average Period of Recognition (in years)
Restricted stock award expense	$1,510	0.9
Stock option expense	290	1.1
PSU expense	918	1.0
SAR expense	951	0.5
Total unrecognized stock-based compensation expense	$3,669	0.9
Restricted Stock Awards
Restricted stock is typically granted with vesting terms of three or five years. The fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for restricted stock awards is recognized over the entire vesting period on a straight-line basis. A summary of restricted stock award activity under the Company's various stock compensation plans for the nine months ended September 30, 2015 is presented below:

Non-vested at (in thousands, except for per share amounts)	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	209,921	$13.59
Granted	127,943	14.97
Vested	(157,623)	17.78
Forfeited	(16,659)	17.79
Non-vested at September 30, 2015	163,582	$10.20
During the three and nine months ended September 30, 2015, the Company accelerated the terms of equity awards, including both RSA's and PSU's, granted to employees as part of the reduction in workforce. The Company recorded incremental expense of zero and $3.1 million, respectively, in the Payroll and benefits line item in the Consolidated Statement of Operations.

Stock Options
Stock options generally vest over three years and have a contractual limit of five years from the date of grant to exercise. The fair value of stock options granted pursuant to one of the Company’s plans is determined on the date of grant using the Black-Scholes option pricing model and the related expense is recognized on a straight-line basis over the entire vesting period.

The fair value of the Company's options that were granted during the nine months ended September 30, 2015 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

Nine Months Ended September 30, 2015
Stock options granted:
Risk-free interest rate	1.8%
Dividend yield	—%
Volatility	74.5%
Expected term (in years)	5.0

A summary of option activity (collectively referred to as options in the below table) for the nine months ended September 30, 2015 is presented below:

(in thousands, except for per share amounts)	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding, January 1, 2015	74,200	$13.76
Options granted	56,250	$13.87
Options exercised	—	$—
Options expired / forfeited	(24,200)	$7.59
Options outstanding, September 30, 2015	106,250	$15.22	$—	4.0
Options exercisable as of September 30, 2015	79,581	$14.22	$—	4.2

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

The fair value of the Company's SAR's that were granted during the nine months ended September 30, 2015 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

Nine Months Ended September 30, 2015
SAR's granted:
Risk-free interest rate	1.8%
Dividend yield	—%
Volatility	74.5%
Expected term (in years)	5.0
A summary of SAR's activity for the nine months ended September 30, 2015is presented below:

(in thousands, except for per share amounts)	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
SAR's outstanding January 1, 2015	—	$—
Granted	243,750	$13.87
Exercised	—	$—
Expired / forfeited	—	$—
SAR's outstanding June 30, 2015	243,750	$13.87	$—	4.8
SAR's exercisable as of June 30, 2015	43,750	$13.87	$—	—

The SAR's awarded during the nine months ended September 30, 2015 were awarded to the Company's Chief Executive Officer. If Amendment No. 4 to the Company’s Amended and Restated 2007 Equity Incentive Plan, as amended, is approved by a vote of the stockholder's prior to June 5, 2017, the SAR award will automatically terminate and the Option award granted in tandem with the SAR award will become exercisable pursuant to the vesting terms thereof. However, until stockholder approval is obtained, as settlement of the award is out of the control of the Company, the awards are currently classified as liability based equity awards and are recorded at the estimated fair value at each balance sheet date.
Performance Share Units
Compensation expense is recognized for PSU awards on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant using a Monte Carlo simulation model. The fair value of the Company's PSU's granted during the nine months ended September 30, 2015 were estimated at the date of grant with the following weighted-average assumptions:

Nine Months Ended September 30, 2015
PSUs granted:
Risk-free interest rate	1.0%
Dividend yield	—%
Volatility	64.3%
Performance period (in years)	3.0
A summary of PSU activity under the Plans for the nine months ended September 30, 2015 is presented below:

(in thousands except per share amounts)	Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	142,357	$30.65
Granted (1)	69,218	20.10
Vested / Settled (1)	(13,763)	30.52
Forfeited / Canceled (1)	(2,420)	26.04
Non-vested at September 30, 2015	195,392	$26.98
(1) The number of units shown in the table above are based on target performance. The final number of shares of common stock issued may vary depending on the achievement of market conditions established within the awards, which could result in the actual number of shares issued ranging from zero to a maximum of two times the number of units shown in the above table.
The following table shows the PSUs that were settled during the nine months ended September 30, 2015 by issuing the Company's common stock relative to a broad stock index and a peer group performance index. There were no PSUs settled during the nine months ended September 30, 2014.

	Year of Grant	Net Number of Issued Shares upon Vesting	Shares Withheld to Settle Tax Withholding Obligations	TSR Multiple Range		Russell 3000 Multiple
				Low	High	Low	High
Nine Months Ended September 30, 2015
	2013	8,768	3,954	1.75	1.75	2.00	2.00
	2014	2,506	1,145	0.63	0.75	—	0.75

Note 10 - Income Taxes
For the three and nine months ended September 30, 2015 and 2014, the Company's income tax expense and effective tax rates on forecasted pretax losses were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for rate)	2015	2014	2015	2014
Income tax expense	$44	$113	$151	$155
Effective tax rate	(1)%	(3)%	(1)%	(5)%

The effective tax rates for the three and nine months ended September 30, 2015 and 2014 were different from the statutory rate primarily due to an increase in the Company's valuation allowances against federal and state net operating losses and federal tax credits, which was partially offset by estimated state tax expense.

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
Note 11 - Business Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company's chief operating decision maker ("CODM"), or a decision making group, in deciding how to allocate resources and in assessing financial performance. As of September 30, 2015, the Company's CODM was the Company's CEO. The Company's operating and reportable segments are organized by products and services provided. Segments have been reorganized from prior periods due to changes within the Company's management structure and the manner in which the Company is operating the business. All prior periods have been conformed to the current year presentation.
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

As of September 30, 2015 and December 31, 2014 all material assets are located in the U.S. and all significant customers are either U.S. companies or the U.S. Government. The following table presents the Company's operating segment results for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenues:
Refined Coal:
Earnings in equity method investments	$(41)	$5,603	$5,133	$22,019
Consulting services	—	160	55	596
Royalties	3,273	2,275	7,767	4,255
	3,232	8,038	12,955	26,870
Emissions Control - Engineering Technology and Services:
Equipment sales	8,787	7,139	44,046	8,893
Consulting services	664	850	1,255	1,856
Chemical and other	132	77	749	214
	9,583	8,066	46,050	10,963
Emissions Control - Manufacturing:
Equipment sales	3,302	356	3,394	601
Consulting services	—	490	38	1,070
Chemical and other	—	—	—	—
	3,302	846	3,432	1,671

Research and Development:	859	612	1,271	1,550
	859	612	1,271	1,550
Total segment reporting revenues	$16,976	$17,562	$63,708	$41,054

Adjustments to reconcile to reported revenues:
Refined Coal:
Earnings in equity method investments	$41	$(5,603)	$(5,133)	$(22,019)
Royalties	(3,273)	(2,275)	(7,767)	(4,255)
	(3,232)	(7,878)	(12,900)	(26,274)

Research and Development:	(859)	(612)	(1,271)	(1,550)
Total reported revenues	$12,885	$9,072	$49,537	$13,230
Segment reporting operating income (loss)
Refined Coal	$1,458	$6,491	$7,294	$22,406
Emissions Control - Engineering Technology Services	1,394	(72)	5,839	(1,997)
Emissions Control - Manufacturing	(2,402)	(1,539)	(7,772)	(3,535)
Research and Development	(2,416)	(382)	(6,400)	(1,181)
Total segment operating income (loss)	$(1,966)	$4,498	$(1,039)	$15,693

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Segment income (loss)
Total reported segment income (loss)	$(1,966)	$4,498	$(1,039)	$15,693
Adjustments to reconcile to net loss attributable to Advanced Emissions Solutions, Inc.
Corporate payroll and benefits	(2,341)	(4,014)	(11,852)	(9,581)
Corporate rent and occupancy	(202)	(185)	(503)	(512)
Corporate legal and professional fees	(3,150)	(2,903)	(10,514)	(5,611)
Corporate general and administrative	(740)	(899)	(2,731)	(2,926)
Depreciation and amortization	(143)	(88)	(448)	(259)
Interest income	2	14	20	61
Other expense	(70)	(9)	(15)	—
Income tax expense	(44)	(113)	(151)	(155)
Net loss	$(8,654)	$(3,699)	$(27,233)	$(3,290)
Unallocated general and administrative expenses include certain costs that benefit the business as a whole but are not directly related to one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, legal fees, facility costs, audit fees and corporate governance expenses.

Segment assets were as follows as of the dates presented:

	As of
(in thousands)	September 30, 2015	December 31, 2014
Refined Coal (1)	$21,062	$21,322
Emissions Control - Engineering Technology and Services:	20,233	34,175
Emissions Control - Manufacturing	8,291	11,285
Research and Development	5,225	6,431
All Other and Corporate	10,494	20,486
Consolidated	$65,305	$93,699

(1) The asset carrying value of the Company's equity investment in CCS was zero as of September 30, 2015 and December 31, 2014, respectively.

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
Notes Payable subsequent to September 30, 2015
On October 22, 2015, the Company entered into the credit agreement for a $15.0 million term loan, with Franklin Mutual Quest Fund and MFP Investors LLC (the "Lenders"), and Wilmington Trust, National Association, as the administrative agent and collateral agent (the “Credit Agreement”), which was subsequently amended in 2016 as discussed below. Under the original terms and conditions, the Credit Agreement matured on April 22, 2016, subject to a three month extension at the Company's option to the extent certain conditions are met. The Credit Agreement bears interest at an annual rate equal to 10.5% and is subject to various prepayment and other premiums if certain events, including a change in control, occur. The Company received net proceeds of $13.9 million and recorded debt discounts and debt issuance costs of $1.5 million. The debt discounts and debt issuance costs will be amortized to interest expense using the effective interest method over the life of the Credit Agreement. The net proceeds are being used to fund working capital needs and for general operating purposes of the Company and its subsidiaries.
On February 8, 2016, the Company entered into a first amendment to the Credit Agreement ("First Amendment") that extended the SEC filings date to March 30, 2016. On March 30, 2016, the Company entered into the second amendment to the Credit Agreement ("Second Amendment"). The Second Amendment extended the maturity date to July 8, 2016, extended the Company's filing date deadline related to its 2015 SEC filings to April 20, 2016, increased the stated interest rate from 10.5% to 15.0% and increased the minimum cash balance requirement from $3.0 million to $3.5 million. The Company incurred approximately $0.6 million in fees related to the Second Amendment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenues:
Equipment sales	$12,088	$7,496	$47,439	$9,495
Consulting services	665	1,499	1,349	3,521
Chemicals and other	132	77	749	214
Total revenues	12,885	9,072	49,537	13,230
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	9,914	5,737	38,662	6,940
Consulting services cost of revenue, exclusive of depreciation and amortization	591	704	1,282	1,669
Chemical and other cost of revenue, exclusive of depreciation and amortization	105	71	383	108
Payroll and benefits	4,445	6,438	19,102	15,294
Rent and occupancy	596	667	1,828	1,784
Legal and professional fees	3,424	3,560	11,545	7,487
General and administrative	1,249	1,428	4,635	3,981
Research and development, net	2,022	277	5,133	871
Depreciation and amortization	528	469	1,632	1,364
Total operating expenses	22,874	19,351	84,202	39,498
Operating loss	(9,989)	(10,279)	(34,665)	(26,268)
Other income (expense):
Earnings (loss) from equity method investments	(41)	5,603	5,133	22,019
Royalties, related party	3,273	2,275	7,767	4,255
Interest income	2	14	20	61
Interest expense	(1,778)	(1,190)	(5,347)	(3,202)
Settlement and royalty indemnity expense, net	—	—	—	—
Other	(77)	(9)	10	—
Total other income (expense), net	1,379	6,693	7,583	23,133
Loss before income tax expense	(8,610)	(3,586)	(27,082)	(3,135)
Income tax expense	44	113	151	155
Net loss	$(8,654)	$(3,699)	$(27,233)	$(3,290)

Comparison of the Three Months Ended September 30, 2015 and 2014

Total Revenue and Cost of Revenue
A summary of the components of our revenue and costs of revenue for the three months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2015	2014	($)	(%)
Revenues:
Equipment sales	$12,088	$7,496	$4,592	61%
Consulting services	665	1,499	(834)	(56)%
Chemicals and other	132	77	55	71%
Total revenues	12,885	9,072	3,813	42%
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	9,914	5,737	4,177	73%
Consulting services cost of revenue, exclusive of depreciation and amortization	591	704	(113)	(16)%
Chemical and other cost of revenue, exclusive of depreciation and amortization	105	71	34	48%

Equipment sales and Equipment sales cost of revenue, exclusive of items shown separately below
During the three months ended September 30, 2015 and 2014, we entered into two and three long term (6 months or longer) fixed price contracts to supply Activated Carbon Injection ("ACI") systems with aggregate contract values including associated change orders of $0.8 million and $4.0 million, respectively. Total value per contract may change due to the relative sizes of ACI systems and the contracts related thereto. During the three months ended September 30, 2015 and 2014, we completed seven and nine ACI systems, recognizing revenues of $8.5 million and $7.1 million and costs of revenue of $6.0 million and $5.4 million, respectively. We did not recognize any loss provisions related to contracts during the three months ended September 30, 2015 and 2014 related to ACI systems.

During the three months ended September 30, 2015 and 2014, we entered into zero and one long term (6 months or longer) fixed price contracts to supply Dry Sorbent Injection ("DSI") systems and other material handling equipment with aggregate contract values including associated change orders of $0.1 million and $1.0 million, respectively. Total value per contract may change due to the relative sizes of DSI systems and the contracts related thereto. During the three months ended September 30, 2015 and 2014, we completed three and one DSI systems, recognizing revenues of $3.3 million and $0.3 million and costs of revenue of $3.8 million and $0.2 million, respectively. Due to potential cost overruns related to certain DSI projects, we expect that the future relationship between revenues and costs may be dissimilar from prior results. Certain of the DSI system long-term fixed price contracts were expected to be completed with losses. As a result, cost of sales included $1.2 million and zero in loss provisions related to DSI system contracts that were recognized during the three months ended September 30, 2015 and 2014, respectively. Due to the completed contract method of revenue recognition, these amounts are included in Costs in excess of billings on uncompleted contracts on our Condensed Consolidated Balance Sheets and will be recognized within Cost of sales within Equipment sales cost of revenue when revenue is recognized on these projects.

The remaining changes were due to other equipment sales.

Consulting services and Consulting services cost of revenue
We provided consulting services related to emissions regulations. During the three months ended September 30, 2015 and 2014, revenues decreased period over period due to a decrease in average contract revenue, which will fluctuate due to customer mix and specific consulting engagements, as well as a decrease in the number of consulting service engagements performed.

Chemicals and other
The most significant component of Chemicals and other revenues and costs of revenues were chemical sales related to emissions control technologies. During the three months ended September 30, 2015 and 2014, revenues increased year over year due to an increase in average contract revenue. Due to coal-fired power plant requirements to be in compliance with applicable regulations in 2015 and beyond, we believe this will lead to an increase in the market for these products in the future.

Additional information related to revenue concentrations and contributions by class and reportable segment can be found within the segment discussion below and in Note 11 to the Company's Condensed Consolidated Financial Statements.

Other Operating Expenses
A summary of the components of our operating expenses, exclusive of costs of revenue (presented above), for the three months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2015	2014	($)	(%)
Operating expenses:
Payroll and benefits	$4,445	$6,438	$(1,993)	(31)%
Rent and occupancy	596	667	(71)	(11)%
Legal and professional fees	3,424	3,560	(136)	(4)%
General and administrative	1,249	1,428	(179)	(13)%
Research and development, net	2,022	277	1,745	630%
Depreciation and amortization	528	469	59	13%
	$12,264	$12,839	$(575)	(4)%

Payroll and benefits
Payroll and benefits expenses decreased during the three months ended September 30, 2015 compared to the same period in 2014 primarily due to the restructuring expenses of $2.0 million related departure of certain executive officers during the three months ended September 30, 2014. The Company recorded restructuring expenses of $2.7 million in connection with employees impacted by management's alignment of the business with strategic objectives during the three months ended September 30, 2015. The remaining decrease relates to a decrease in executive and overall head count period over period.

Rent and occupancy
Rent and occupancy expenses decreased during the three months ended September 30, 2015 compared to the same period in 2014 primarily due to the Company terminating a lease relating to warehouse space in the third quarter of 2015. This decrease is partially offset by an increase in insurance expense.

Legal and professional fees
Legal and professional fees expenses decreased during the three months ended September 30, 2015 compared to the same period in 2014 as a result of a decrease in the professional resources deployed to address the Restatement of our consolidated financial statements, including the ongoing SEC Inquiry. We began incurring such costs near the end of the second quarter of 2014. Expenses related to the Restatement during the three months ended September 30, 2015 and 2014 were $1.8 million and $2.6 million respectively. The decrease is offset by increases in expenses related to general business activities. The decrease in the quarter ended September 30, 2015 is not necessarily indicative of expense levels or trends expected in future quarters.

General and administrative
General and administrative expense decreased during the three months ended September 30, 2015 compared to the same period in 2014 due to compared to the same period in 2014 due to a decrease in general operating expenses, specifically recruiting and travel expenses.

Research and development, net
Research and development expense increased during the three months ended September 30, 2015 compared to the same period in 2014 due primarily to impairment charges of $1.9 million related to ADA Analytics, LLC. This increase was offset by an increase in reimbursable expenses from the Department of Energy (“DOE”) and industry cost share partners.

Depreciation and amortization
Depreciation and amortization expense increased during the three months ended September 30, 2015 compared to the same period in 2014 due to amortization of the Highview technology license and asset additions.

Other Income (Expense), net
A summary of the components of our other income (expense), net for the three months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2015	2014	($)	(%)
Other income (expense):
Earnings (loss) from equity method investments	$(41)	$5,603	$(5,644)	(101)%
Royalties, related party	3,273	2,275	998	44%
Interest income	2	14	(12)	(86)%
Interest expense	(1,778)	(1,190)	(588)	49%
Other	(77)	(9)	(68)	756%
Total other income (expense), net	$1,379	$6,693	$(5,314)	(79)%

Earnings in equity method investments
The following table details the components of the Company's respective equity method investments included within the Earnings (loss) from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(in thousands)	2015	2014
Earnings from CCS	$—	$6,226
Earnings from CCSS	1,358	892
Loss from RCM6	(1,399)	(1,515)
Earnings from equity method investments	$(41)	$5,603

Earnings in equity method investments, and changes related thereto, are impacted by our three equity method investee's, CCS, CCSS and RCM6. Earnings in equity method investments decreased due to decreases in cash distributions in excess of our investment balance from CCS during the three months ended September 30, 2015 as compared to the comparable period in 2014.

During the three months ended September 30, 2015 we received no distributions from CCS and therefore recognized zero in equity income from CCS, compared to our proportionate share of CCS's net income of $8.1 million for the period. During the three months ended September 30, 2014, we received distributions of $6.2 million from CCS and recognized $6.2 million in equity income from CCS, compared to our proportionate share of CCS's net income of $7.8 million for the period. The difference between our pro-rata share of CCS's net income (loss) and our earnings from our CCS equity method investment as reported on our Condensed Consolidated Statements of Operations relates to the Company receiving distributions in excess of the carrying value of the investment during prior periods, and therefore recognizing such excess distributions as equity method earnings in the period the distributions occur. If CCS subsequently reports net income, the Company will not record its pro-rata share of such net income until its cumulative share of pro-rata net income equals the amount of its cumulative income recognized due to cash being distributed. Until such time, the Company will only report income from CCS to the extent of cash distributions. See additional information related to the Company's investment balance, equity earnings and cash distributions in Note 4 of the Condensed Consolidated Financial Statements.,

Due to the cash flows from invested RC facilities being used to operating retained RC facilities, CCS distributed $0.0 million to the Company, which is included in our equity method earnings for the three months ended September 30, 2015 compared to distributions and earnings of $6.2 million for the three months ended September 30, 2014. This decrease is due primarily to the increased working capital needs of CCS to operate retained RC facilities and other operating expenses.

As of September 30, 2015 and 2014, the number of invested RC facilities that were generating rental income was twelve and ten, respectively. The number of retained RC facilities that were generating Internal Revenue Code Section 45 tax credits ("PTCs") and other tax benefits as of September 30, 2015 and 2014, were five and six, respectively.

Equity earnings from our interest in CCSS increased by $0.5 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to an increase in the number of RC facilities being operated by CCSS. The weighted-average number of RC facilities for which CCSS had operating and maintenance agreements in place, based upon the number of months each facility was operated during the respective years, increased year over year. As of September 30, 2015 and 2014, CCSS had operating and maintenance agreements in place with 17 and 16 RC facilities, respectively. CCSS derives earnings both from fixed-fee arrangements as well as fees that are tied to actual RC production, depending upon the specific RC facility operating and maintenance agreement.

During February 2014, we purchased a membership interest in RCM6 and recognized equity method losses resulting from the operation of the RC facility owned by RCM6, which generated tax credits and tax benefits available to us. Equity losses from our interest in RCM6 decreased by $0.1 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due to a decrease in the RC production by RCM6.

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

Although all of our deferred tax assets have a full valuation allowance recorded against them as of September 30, 2015 and 2014, respectively, we earned the following tax credits which may be available for future benefit related to the operation of retained RC facilities that were not invested:

	Three Months Ended September 30,
(in thousands)	2015	2014
Section 45 tax credits earned	$12,113	$7,595

Additional information related to our equity method investees is included in Note 4 of the Condensed Consolidated Financial Statements.

Royalties, related party
During the three months ended September 30, 2015 and 2014, there was 7.0 million tons and 4.1 million tons of RC produced using M-45TM and M-45-PCTM technologies, which CCS licenses from us. The increase in tons produced and corresponding increases in Royalties, related party, was due to an increase in the number of RC facilities producing RC with our technologies.

Interest expense
During the three months ended September 30, 2015 and 2014, interest expense increased due to Internal Revenue Code section 453A ("453A"), which requires taxpayers using the installment method to pay an interest charge on the portion of the tax liability that was deferred under the installment method. During the third quarter of 2015, the applicable interest rate related to IRS section 453A increased from 3% to 4%. Our interest expense increased beginning in the fourth quarter of 2015 due to interest payments on the term loan entered into during the fourth quarter of 2015.

Income tax expense
We did not record any federal income tax expense (benefit) during the three months ended September 30, 2015 and 2014 as a result of recording full valuation allowances against all of our net deferred tax assets in all jurisdictions. However, we did record state income tax expense for the three months ended September 30, 2015 and 2014 of $0.0 million and $0.1 million, respectively.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Total Revenue and Cost of Revenue
A summary of the components of our revenue and costs of revenue for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except per share data and percentages)	2015	2014	($)	(%)
Revenues:
Equipment sales	$47,439	$9,495	$37,944	400%
Consulting services	1,349	3,521	(2,172)	(62)%
Chemicals and other	749	214	535	250%
Total revenues	49,537	13,230	36,307	274%
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	38,662	6,940	31,722	457%
Consulting services cost of revenue, exclusive of depreciation and amortization	1,282	1,669	(387)	(23)%
Chemical and other cost of revenue, exclusive of depreciation and amortization	383	108	275	255%

Equipment sales and Equipment sales cost of revenue
During the nine months ended September 30, 2015 and 2014, we entered into four and 22 long term (6 months or longer) fixed price contracts to supply ACI systems, having aggregate contract values, including associated change orders, of $5.0 million and $36.8 million, respectively. Total value per contract may change due to the relative sizes of ACI systems and the contracts related thereto. During the nine months ended September 30, 2015 and 2014, we completed 28 and 11 ACI systems, recognizing revenues of $43.5 million and $8.7 million and costs of revenue of $32.5 million and $6.3 million, respectively. We did not recognize any loss provisions related to ACI systems contracts during the nine months ended September 30, 2015 and 2014.

During the nine months ended September 30, 2015 and 2014, we entered into one and eight long term (6 months or longer) fixed price contracts to supply DSI systems and other material handling equipment with aggregate contract values including associated change orders of $2.1 million and $9.9 million, respectively. Total value per contract may change due to the relative sizes of DSI systems and the contracts related thereto. During the nine months ended September 30, 2015 and 2014, we completed three and two DSI systems, recognizing revenues of $3.3 million and $0.5 million and costs of revenue of $5.7 million and $0.6 million, respectively. Certain of the DSI long-term fixed price contracts were expected to be completed with losses. As a result, cost of sales included $3.2 million and zero in loss provisions recognized during the nine months ended September 30, 2015 and 2014, respectively, related to DSI contracts. Due to potential cost overruns related to certain DSI projects, we expect that the future relationship between revenues and costs may be dissimilar from prior results.

The remaining changes were due to other equipment sales.

Consulting services and Consulting services cost of revenue
We provided consulting services related to emissions regulations. During the nine months ended September 30, 2015 and 2014, revenues decreased period over period due to a decrease in average contract revenue as well as a decrease in the number of consulting service engagements performed.

Chemical and other
The most significant component of Chemicals and other revenues and costs of revenues were chemical sales related to emissions control technologies. During the nine months ended September 30, 2015 and 2014, revenues increased year over year due to an increase in average contract revenue. Due to coal-fired power plant requirements to be in compliance with applicable regulations in 2015 and beyond, we anticipated that this will lead to an increase in the market for these products in the future.

Other Operating Expenses
A summary of the components of our other operating expenses, exclusive of costs of revenue (presented above), for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2015	2014	($)	(%)
Operating expenses:
Payroll and benefits	$19,102	$15,294	$3,808	25%
Rent and occupancy	1,828	1,784	44	2%
Legal and professional fees	11,545	7,487	4,058	54%
General and administrative	4,635	3,981	654	16%
Research and development, net	5,133	871	4,262	489%
Depreciation and amortization	1,632	1,364	268	20%
	$43,875	$30,781	$13,094

Payroll and benefits
Payroll and benefits expenses increased during the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to restructuring expenses of $8.8 million, including the modification and acceleration of equity awards of $3.1 million during the nine months ended September 30, 2015 with certain executive officers and employees impacted by management's alignment of the business with strategic objectives. This increase is offset by restructuring expenses of $2.0 million during the nine months ended September 30, 2014 and a decrease in executive and overall head count period over period.

Rent and occupancy
Rent and occupancy expenses increased during the nine months ended September 30, 2015 due to normal cost increases.

Legal and professional fees
Legal and professional fees expenses increased during the nine months ended September 30, 2015 compared to the same period in 2014 as a result of the significant professional resources deployed to address the Restatement of our consolidated financial statements, including the ongoing SEC Inquiry. We began incurring such costs at the end of the second quarter of 2014. Expenses related to the Restatement during the nine months ended September 30, 2015 and 2014 were $7.1 million and $3.7 million respectively. Other increases in expenses related to general business activities.

General and administrative
General and administrative expense increased during the nine months ended September 30, 2015 compared to the same period in 2014 due to an increase in insurance expense partially offset by a decrease in general operating expenses, specifically recruiting and travel expenses.

Research and development, net
Research and development expense increased during the nine months ended September 30, 2015 compared to the same period in 2014 due to expenses incurred related to ADA Analytics of $2.5 million, including $1.9 million impairment charge. Additionally increases included expenses paid to an independent third party to develop cooling technology related to liquefied natural gas, which has subsequently been terminated, and net DOE costs.

Depreciation and amortization
Depreciation and amortization expense increased during the nine months ended September 30, 2015 compared to the same period in 2014 due to amortization of the Highview technology license and asset additions.

Other Income (Expense), net
A summary of the components of our other income (expense), net for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2015	2014	($)	(%)
Other income (expense):
Earnings (loss) from equity method investments	$5,133	$22,019	$(16,886)	(77)%
Royalties, related party	7,767	4,255	3,512	83%
Interest income	20	61	(41)	(67)%
Interest expense	(5,347)	(3,202)	(2,145)	67%
Other	10	—	10	*
Total other income (expense), net	$7,583	$23,133	$(15,550)
* Calculation not meaningful

Earnings in equity method investments
The following table details the components of the Company's respective equity method investments included within the Earnings (loss) from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Earnings from CCS	$4,730	$22,547
Earnings from CCSS	3,530	2,529
Loss from RCM6	(3,127)	(3,057)
Earnings from equity method investments	$5,133	$22,019

Earnings in equity method investments, and changes related thereto, are impacted by our three equity method investee's, CCS, CCSS and RCM6. Earnings in equity method investments decreased primarily due to decreases in cash distributions in excess of our investment balance from CCS during the nine months ended September 30, 2015 as compared to the comparable period in 2014.

During the nine months ended September 30, 2015 we received distributions of $4.7 million and recognized $4.7 million in equity income from CCS, compared to our proportionate share of CCS's net income of $25.8 million for the period. During the nine months ended September 30, 2014, we received distributions of $22.5 million and recognized $22.5 million in equity income from CCS, compared to our proportionate share of CCS's net income of $17.6 million for the period. The difference between our pro-rata share of CCS's net income (loss) and our earnings from our CCS equity method investment as reported on our Condensed Consolidated Statements of Operations relates to the Company receiving distributions in excess of the carrying value of the investment during prior periods, and therefore recognizing such excess distributions as equity method earnings in the period the distributions occur. If CCS subsequently reports net income, the Company will not record its pro-rata share of such net income until its cumulative share of pro-rata net income equals the amount of its cumulative income recognized due to cash being distributed. Until such time, the Company will only report income from CCS to the extent of cash distributions. See additional information related to the Company's investment balance, equity earnings and cash distributions in Note 4 of the Condensed Consolidated Financial Statements.

The substantial decrease in distributions from CCS is due primarily to the increased working capital needs of CCS to operate retained RC facilities, fund capital costs associated with the on-site installation of certain RC facilities and other operating expenses.

Equity earnings from our interest in CCSS increased by $1.0 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to an increase in the number of RC facilities being operated by CCSS. The weighted-average number of RC facilities for which CCSS had operating and maintenance agreements in place, based upon the number of months each facility was operated during the respective years, increased year over year. As of September 30, 2015 and 2014, CCSS had operating and maintenance agreements in place with 17 and 16 RC facilities, respectively. CCSS derives earnings both from fixed-fee arrangements as well as fees that are tied to actual RC production, depending upon the specific RC facility operating and maintenance agreement.

During February 2014, we purchased a membership interest in RCM6 and recognized equity method losses resulting from the operation of the RC facility owned by RCM6, which generated tax credits and tax benefits available to us. Equity losses from our interest in RCM6 increased by $0.1 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, as the Company purchased its membership interest in RCM6 during February 2014 compared to nine-months of ownership in 2015.

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

Although all of our deferred tax assets have full valuation allowances recorded against them as of September 30, 2015 and 2014, respectively, we earned the following tax credits which may be available for future benefit related to the operation of retained RC facilities:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Section 45 tax credits earned	$29,502	$18,164

Royalties, related party
During the nine months ended September 30, 2015 and 2014 there were 16.1 million tons and 8.4 million tons of RC produced using M-45TM and M-45-PCTM technologies, which CCS licenses from us. The increase was due to an increase in the number of RC facilities producing RC with our technologies.

Interest expense
During the nine months ended September 30, 2015 and 2014, interest expense increased due to IRS section 453A, which requires taxpayers using the installment method to pay an interest charge on the portion of the tax liability that was deferred under the installment method. During the third quarter of 2015, the applicable interest rate related to IRS section 453A increased from 3% to 4%. Additionally, interest expense increased due to the RCM6 note payable used to finance our purchase of RCM6 in February 2014. These increases were $1.9 million and $0.2 million, respectively.

Income tax expense
We did not recognize any federal income tax expense (benefit) during the nine months ended September 30, 2015 and 2014 as a result of recording full valuation allowances against all of our net deferred tax assets. However, we did recognize state income tax expense for the nine months ended September 30, 2015 and 2014 of $0.2 million and $0.2 million, respectively.

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

The principal products and services of our segments are:

1.
RC - Our RC segment derives its earnings from equity method investments as well as royalty payment streams and other revenues related to enhanced combustion of and reduced emissions of both NOX and mercury from the burning of coals. The Company's equity method investments related to the RC segment include CCS, CCSS and RCM6. Segment revenues include the Company's equity method earnings and losses from the Company's equity method investments and royalty earnings from CCS. These earnings are included within the Earnings (loss) from equity method investments and Royalties, related party line items in the Condensed Consolidated Statements of Operations.

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

The following table presents the Company's operating segment results for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenues:
Refined Coal:
Earnings in equity method investments	$(41)	$5,603	$5,133	$22,019
Consulting services	—	160	55	596
Royalties	3,273	2,275	7,767	4,255
	3,232	8,038	12,955	26,870
Emissions Control - Engineering Technology and Services:
Equipment sales	8,787	7,139	44,046	8,893
Consulting services	664	850	1,255	1,856
Chemical and other	132	77	749	214
	9,583	8,066	46,050	10,963
Emissions Control - Manufacturing:
Equipment sales	3,302	356	3,394	601
Consulting services	—	490	38	1,070
	3,302	846	3,432	1,671

Research and Development:	859	612	1,271	1,550
	859	612	1,271	1,550
Total segment reporting revenues	$16,976	$17,562	$63,708	$41,054
Adjustments to reconcile to reported revenues:
Refined Coal:
Earnings in equity method investments	$41	$(5,603)	$(5,133)	$(22,019)
Royalties	(3,273)	(2,275)	(7,767)	(4,255)
	(3,232)	(7,878)	(12,900)	(26,274)
Research and Development:	(859)	(612)	(1,271)	(1,550)
Total reported revenues	$12,885	$9,072	$49,537	$13,230
Segment reporting operating income (loss)
Refined Coal	$1,458	$6,491	$7,294	$22,406
Emissions Control - Engineering Technology Services	1,394	(72)	5,839	(1,997)
Emissions Control - Manufacturing	(2,402)	(1,539)	(7,772)	(3,535)
Research and Development	(2,416)	(382)	(6,400)	(1,181)
Total segment operating income (loss)	$(1,966)	$4,498	$(1,039)	$15,693

RC
The following table details the segment revenues of the Company's respective equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Earnings from CCS	$—	$6,226	$4,730	$22,547
Earnings from CCSS	1,358	892	3,530	2,529
Loss from RCM6	(1,399)	(1,515)	(3,127)	(3,057)
Earnings from equity method investments	$(41)	$5,603	$5,133	$22,019

Earnings in equity method investments decreased during the three and nine months ended September 30, 2015 compared to 2014 due to decreases in cash distributions from CCS and three and nine months of losses from RCM6 in 2015 whereas RCM6 was purchased in February 2014.

Additional discussion of our equity method investments is included above within our consolidated results and in Note 4 of the Consolidated Financial Statements.

During the three and nine months ended September 30, 2015 and 2014, there was 7.0 million, 4.1 million, 16.1 million and 8.4 million tons, respectively, of RC produced RC facilities using M-45TM and M-45-PCTM technologies, which CCS licensed from us beginning in July 2012. Changes in tons produced were driven by increases in the number of RC facilities using the M-45TM and M-45-PCTM technologies.

Segment operating income (loss) decreased during the three months ended September 30, 2015 compared to 2014 due to a decrease in revenue, driven by the decrease in cash distributions from CCS, offset by an increase in CCSS earnings of $0.5 million and Royalties related to CCS's use of our M-45 License of $0.6 million.

Segment operating income (loss) decreased during the nine months ended September 30, 2015 compared to 2014 due to the decrease in revenue, driven by the decrease in cash distributions from CCS, offset by an increase in CCSS earnings of $1.0 million and Royalties related to CCS's use of our M-45 License of $1.8 million.

EC - ETS
During the three months ended September 30, 2015 compared to 2014, revenues increased due to the revenue recognized on contracts completed during the respective periods. We recognized revenues of $8.5 million and $7.1 million and costs of revenue of $6.0 million and $5.4 million, respectively. We did not recognize any loss provisions related to contracts during the three months ended September 30, 2015 and 2014 related to ACI systems.

During the nine months ended September 30, 2015 compared to 2014, revenues increased due to an increase in contracts completed. We recognized revenues of $43.5 million and $8.7 million and costs of revenue of $32.5 million and $6.3 million, respectively. We did not recognize any loss provisions related to ACI systems contracts during the nine months ended September 30, 2015 and 2014.

We provided consulting services related to emissions regulations. During the three months ended September 30, 2015 and 2014, revenues decreased period over period due to a decrease in average contract revenue as well as a decrease in the number of consulting service engagements performed.

During the nine months ended September 30, 2015 and 2014, consulting service revenues decreased period over period due to did not change in average contract revenue and a decrease in the number of consulting service engagements performed.

The most significant component of Chemicals and other revenues and costs of revenues were chemical sales related to emissions control technologies. During the three months ended September 30, 2015 and 2014, revenues increased slightly year over year due to an increase in average contract revenue. Due to coal-fired power plant requirements to be in compliance with applicable regulations in 2015 and beyond, we believe this will lead to an increase in the market for these products in the future.

As a result of the increase in revenue during the three months ended September 30, 2015 compared to 2014, segment operating income increased, despite offsetting increases in costs of sales, payroll and benefits, and other costs.

Segment operating income increased during the nine months ended September 30, 2015 compared to 2014, due to an increase in the number of contracts completed during the period.

EC - Manufacturing
During the three months ended September 30, 2015 compared to 2014, revenues increased due to an increase in contracts completed. We recognized revenues of $3.3 million and $0.3 million and costs of revenue of $3.8 million and $0.2 million, respectively. Due to potential cost overruns related to certain DSI projects, the Company expects that the future relationship between revenues and costs may be dissimilar from prior results. Cost of sales were impacted year over year due to $1.2 million and zero in loss provisions related to DSI contracts that were recognized during the three months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015 and 2014, revenues increased due to an increase in contracts completed. The Company recognized revenues of $3.3 million and $0.5 million and costs of revenue of $5.7 million and $0.6 million, respectively. Due to potential cost overruns related to certain DSI projects, we expect that the future relationship between revenues and costs may be dissimilar from prior results. Cost of sales were impacted year over year due to $3.2 million and zero in loss provisions recognized during the nine months ended September 30, 2015 and 2014, respectively, related to DSI contracts

We provided consulting services related to emissions regulations. During the three months ended September 30, 2015 and 2014, revenues decreased period over period as no consulting services were performed during the three months ended September 30, 2015.

During the nine months ended September 30, 2015 and 2014, consulting services revenues decreased period over period due to a decrease in average contract revenue and a decrease in the number of consulting service engagements performed.

Despite the increase in revenue during the three months ended September 30, 2015 compared to 2014, segment operating loss increased due to increases in costs of sales, including loss contract provisions, payroll and benefits, and other costs.

Despite the decrease in revenues and increases in cost of sales, including loss contract provisions, payroll and benefits, and other costs resulted in an increase of segment operating loss increased during the nine months ended September 30, 2015 compared to 2014.

R&D
Research and development expense increased during the three months ended September 30, 2015 compared to 2014 primarily due to impairment charges of $1.9 million related to ADA Analytics, LLC. This increase was offset by an increase in reimbursable expenses from the DOE and industry cost share partners.

Research and development expense increased during the nine months ended September 30, 2015 compared to 2014 due to expenses incurred related to ADA Analytics of $2.5 million, including $1.9 million impairment charge. Additionally increases included expenses paid to an independent third party to develop cooling technology related to liquefied natural gas, which has subsequently been terminated and net DOE costs.

Segment operating loss increased during the three months ended September 30, 2015 compared to 2014, due to impairment charges recognized during the period.

Segment operating loss increased during the nine months ended September 30, 2015 compared to 2014, due to additional costs spent on R&D related projects including ADA Analytics and development of cooling technology as well as impairment charges recognized.

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

Liquidity and Capital Resources
Overview of Factors Affecting Our Liquidity
During the nine months ended September 30, 2015, our working capital and cash balances continued to decline, consistent with such balances also declining in the previous six-month period in 2015, due principally to continued losses. Such losses were driven primarily by poor operating performance within our EC - Manufacturing segment, substantial and continuing expenditures required to fund the Restatement activities, and a significant reduction in the receipt of cash distributions from CCS, including no cash distributions during the third quarter. This deterioration of working capital directly necessitated the securing of the loan transaction described below. The Company expects that pressure on its working capital will continue until such time as all Restatement activities are completed, including resolution of the SEC Inquiry and the conclusion of the private litigation described in Note 8 to the Condensed Consolidated Financial Statements.
Our principal sources of liquidity include:

•	cash on hand;

•	distributions from CCS and CCSS;

•	royalty payments from CCS; and

•	proceeds from the securing of debt facilities, such as the $15 million term loan obtained in October 2015, as described below.
Since April 2014, we have been unable to borrow from our bank line of credit as a result of not being in compliance with certain covenants related to our loan agreement. No borrowings were outstanding as of September 30, 2015 or December 31, 2014. Prior to June 2014, the bank line of credit was used primarily to provide collateral support for certain Letters of Credit that had been issued to customers related to certain contractual performance and payment guarantees, typically provided in lieu of surety bonds. Upon notification of such covenant non-compliance, we were required to secure such letters of credit with cash collateral. Additionally, we are required to provide collateral to other financial institutions that have issued letters of credit providing security for continuing royalty indemnification obligations related to the settlement of certain litigation. The collateral amounts are disclosed on our Condensed Consolidated Balance Sheets as Restricted cash, Restricted cash, long-term and Investment securities, restricted, long-term. As of September 30, 2015 and December 31, 2014, these collateral amounts totaled $12.0 million and $11.6 million, respectively.
Our bank line of credit has been amended six times (December 2, 2013, April 3, 2014, September 20, 2014, December 15, 2014, May 29, 2015 and September 30, 2015), most notably to extend the maturity date. The lender has also provided seven waivers relating to various transactions and obligations to provide financial information to the lender. As amended, the Line of Credit is available until May 31, 2016. No amounts were drawn on the line of credit during the nine months ended September 30, 2015 and 2014, respectively.
Our primary uses of liquidity during the nine months ended September 30, 2015, in addition to the restricted cash assets described above, include costs and expenses related to completing the Restatement of prior year financial statements, including litigation and other expenses related thereto; delivering on our existing contracts and customer commitments; our corporate restructuring and realignment of its businesses. Additional uses of liquidity include 453A interest payments, capital calls related to RCM6 to fund operating expenses, royalty indemnification payments, interest expense on the Company’s notes payable, capital expenditures and research and development costs. During the first quarter of 2015, we used $2.1 million in cash resources to acquire certain assets of InSyst Ltd. and ClearView Monitoring Solutions Ltd.
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
Sources and Uses of Cash
Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
Cash and cash equivalents decreased from $25.2 million as of December 31, 2014 to $8.6 million as of September 30, 2015. The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended September 30,
(in thousands)	2015	2014	Change
Cash provided by (used in):
Operating activities	$(13,640)	$(30,831)	$17,191
Investing activities	(1,514)	15,463	(16,977)
Financing activities	(1,442)	(1,055)	(387)
Net change in cash and cash equivalents	$(16,596)	$(16,423)	$(173)
Cash flow from operating activities
Cash flows used in operating activities reflect operating losses as well as the timing of our working capital requirements, in addition to other items discussed herein.
Our cash spend for legal and professional fees for the nine months ended September 30, 2015 increased from that of the comparable prior year period, primarily due to our efforts related to the Restatement process and SEC Inquiry, causing an increase in cash outflows of $3.3 million, and consulting fees paid to a former consultant for RC technology.
Deferred revenue and project costs resulted in a change in cash provided by operating cash flows on a net basis of $2.2 million due to production of ACI and DSI equipment systems. However, due to the completed contract revenue recognition method, these billings and related costs have not yet been recognized within revenues and cost of sales, respectively.
We are required to provide collateral for certain letters of credit for ACI and DSI equipment, as discussed in Note 8 of the our Condensed Consolidated Financial Statements. Cash is pledged as security for letters of credit in the same amount as the assets. During the nine months ended September 30, 2015 the Company completed certain ACI and DSI equipment contracts which resulted in no longer needing to collateralize letters of credit. During the nine months ended September 30, 2014 the Company used cash to collateralize letters of credit for ACI and DSI equipment contracts.
Settlement and royalty indemnification obligation payments relate to the payment of litigation matters discussed in Note 8 of the consolidated financial statements. These payments will continue through the third quarter of 2018 and will increase or decrease based upon the sale of activated carbon by a third party.
Our operating cash flow may also be significantly impacted by distributions from our equity investees which are classified as either a return on investment within operating cash flows or a return in excess of investment basis within investing cash flows. During the nine months ended September 30, 2015, we received $17.8 million less in total cash distributions from equity method investees than we did during the nine months ended September 30, 2014.

Cash flow from investing activities
Purchase and maturity of investments in securities, restricted and Increase in restricted cash
We are required to provide collateral for certain letters of credit for future payments related to royalty indemnification obligation and other payments as discussed in Note 8 of our Condensed Consolidated Financial Statements. Investment securities and cash are pledged as security for letters of credit in the same amount as the investments. The restricted investments and cash increased during the nine months ended September 30, 2015 due to a contractual requirement related to the royalty indemnification obligation.
Acquisition of property and equipment
Acquisitions of property and equipment were $0.4 million and $1.2 million during the nine months ended September 30, 2015 and September 30, 2014, respectively. Investing cash flows during 2015 were related to equipment and during 2014 related to spend for equipment and leasehold improvements.
Advance on note receivable
In December 2014, we loaned $0.5 million to an independent third party to provide financing to for the pursuit of emissions technology projects, bearing annual interest of 8%. Interest and principal were payable at maturity of the agreement in June 2015. In March 2015, we loaned an additional $0.5 million to the third party, continuing to bear annual interest at 8%. All interest and principal payments were then deferred until March 2018. Subsequent to the second loan disbursement, it was determined that the independent third party was not awarded contracts, which would have utilized their emissions technology. Without these contracts, we concluded that the ability of the independent third party to repay these loans was in doubt. We have recorded an allowance against the entire principal balance of the note receivable outstanding, reversed accrued interest and put the two respective portions of the note on non-accrual status as of December 31, 2014 and September 30, 2015, respectively.
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
Equity method and cost method investments
On February 10, 2014, we purchased a 24.95% membership interest in RCM6, which owns a single RC facility that produces RC that qualifies for Section 45 tax credits. Total consideration given included a cash payment of $2.4 million and the execution of a $13.3 million note payable. In addition, we are subject to quarterly capital calls and variable payments based upon differences in originally forecasted RC production as of the purchase date and actual quarterly production. Due to the difference of the stated rate and the effective rate, the note payable is periodically negatively amortizing and is carried at a discount of $14.4 million and $14.2 million, respectively, as of September 30, 2015 and December 31, 2014. During the nine months ended September 30, 2015 and 2014, we funded capital calls and made variable payments of $1.1 million and $2.7 million, respectively.
As discussed within the Results of Operations and the operating cash flow activities above, our investing cash flow may also be significantly impacted by the classification of cash distributions from equity method investees as either a return on investment within operating cash flows or a return in excess of investment basis within investing cash flows. During the nine months ended September 30, 2015, there was a decrease in distributions from equity method investments within the investing section due to a decrease in period over period distributions in excess of cumulative earnings from CCS.

Cash flow from financing activities
Notes payable activity
During the nine months ended September 30, 2015 and 2014 we used $1.2 million and zero cash, respectively, for repayments of principal on the RCM6 and DSI Business Owner notes payable, as described in Note 6 of our Condensed Consolidated Financial Statements. Principal payments increased period over period as the Company did not purchase RCM6 until the first quarter of 2014 and no payments during the nine-months ended September 30, 2014 were applied to the principal balance. Additionally, the Company did not terminate its consulting agreement with the DSI Business Owner until December 31, 2014, at which time the Company recorded a note payable for remaining amounts owed.

Equity award activity
During the nine months ended September 30, 2015 and 2014 we used $0.3 million and $1.3 million, respectively, for the repurchase of shares to satisfy minimum tax withholdings upon the vesting of equity based awards. Additionally, during the same periods, we received zero and $0.2 million of proceeds related to the exercise of options.
Significant non-cash transactions

	Nine Months Ended September 30,
(in thousands)	2015	2014
Restricted stock award reclassification (equity to liability)	$—	$501
Issuance of common stock to settle liabilities	—	127
Acquisition of equity method investment through note payable	—	13,301
Contractual Obligations
During the nine months ended September 30, 2015, there were no material changes to our contractual obligations outside of the ordinary course of business. As noted above, we entered into the $15.0 million Credit Agreement on October 22, 2015. Additionally, in March 2016 we sold our 24.95% interest in RCM6 and thus will have no further obligations related to the outstanding note payable to CCS. For further discussion, refer to Note 6 of our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2015, we did not engage in any off-balance sheet arrangements except those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which included operating leases, letters of credit and future 453A interest obligations.
Critical Accounting Policies and Estimates
Our significant accounting policies and estimates have not changed from those reported in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
New Accounting Guidance
Refer to Note 1 of our Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report for new accounting guidance issued during the nine months ended September 30, 2015 and subsequent thereto through the date of this filing.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of September 30, 2015. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015, due to the material weaknesses described in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Changes in Internal Control Over Financial Reporting
Under the applicable SEC rules (Exchange Act Rules 13a-15(f)) and 15d-15(f) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, we have undertaken a broad range of remedial procedures to address material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the three and nine-months ended September 30, 2015 and will continue throughout the remainder of 2015 and during 2016. While we continue to implement remediation efforts and design enhancements to our internal control procedures, we believe there were significant changes in internal controls implemented during the three and nine-months ended September 30, 2015, but the controls were not in place for a sufficient period of time to conclude on the effectiveness of the controls, therefore, further changes may be required.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 1, 2015, the non-management directors received grants of an aggregate of 27,587 restricted shares of our common stock for services to be rendered to the Company for the 2015-2016 term pursuant to our Director Compensation Arrangement under the Amended and Restated 2007 Equity Incentive Plan, as amended (the “2007 Plan”).

On July 3, 2015, the Compensation Committee approved the grant of 568 shares of our common stock to an executive officer upon her promotion to Chief Product Officer for services to be rendered to the Company pursuant to our Long Term Incentive Plan under the 2007 Plan.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
10.77	Sixth Amendment and Seventh Waiver to 2013 Loan and Security Agreement by and among ADA-ES, Inc., Advanced Emissions Solutions, Inc., and CoBiz Bank d/b/a Colorado Business Bank in the State of Colorado dated as of September 30, 2015	10-K	000-54992	10.77	February 29, 2016
31.1	Certification of Chief Executive Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Chief Financial Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
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