Form 10-Q
period 2016-03-31
Advanced Emissions Solutions, Inc.
filed 2016-05-10
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. (Check one):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2016
Common stock, par value $0.001 per share	21,892,875

Part I. – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,469	$9,265
Receivables, net	7,354	8,361
Receivables, related parties, net	794	1,918
Restricted cash	1,414	728
Costs in excess of billings on uncompleted contracts	701	2,137
Prepaid expenses and other assets	1,810	2,306
Total current assets	17,542	24,715
Restricted cash, long-term	10,359	10,980
Property and equipment, net of accumulated depreciation of $4,736 and $4,557, respectively	1,894	2,040
Investment securities, restricted, long-term	—	336
Cost method investment	2,776	2,776
Equity method investments	5,203	17,232
Other assets	3,809	2,696
Total Assets	$41,583	$60,775
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,923	$6,174
Accrued payroll and related liabilities	5,367	5,800
Current portion of notes payable, net of discount, related parties	—	1,837
Billings in excess of costs on uncompleted contracts	5,864	9,708
Short-term borrowings, net of discount and deferred loan costs, related party	10,921	12,676
Settlement and royalty indemnity obligation	5,452	6,502
Other current liabilities	6,324	7,395
Total current liabilities	39,851	50,092
Long-term portion of notes payable, net of discount, related parties	—	13,512
Settlement and royalty indemnification, long-term	13,619	13,797
Advance deposit, related party	2,584	2,980
Other long-term liabilities	5,590	5,372
Total Liabilities	61,644	85,753
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock: par value of $.001 and no par value per share, respectively, 50,000,000 shares authorized, none outstanding	—	—
Common stock: par value of $.001 per share, 100,000,000 shares authorized, 22,009,349 and 21,943,872 shares issued, and 21,858,565 and 21,809,164 shares outstanding at March 31, 2015 and December 31, 2014, respectively	22	22
Additional paid-in capital	116,570	116,029
Accumulated deficit	(136,653)	(141,029)
Total stockholders’ deficit	(20,061)	(24,978)
Total Liabilities and Stockholders’ Deficit	$41,583	$60,775

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data and percentages)	2016	2015
Revenues:
Equipment sales	$21,727	$21,115
Consulting services	196	368
Chemicals and other	434	274
Total revenues	22,357	21,757
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	17,034	15,051
Consulting services cost of revenue, exclusive of depreciation and amortization	135	426
Chemical and other cost of revenue, exclusive of depreciation and amortization	142	238
Payroll and benefits	3,802	4,911
Rent and occupancy	394	631
Legal and professional fees	2,983	3,735
General and administrative	745	1,882
Research and development, net	202	1,250
Depreciation and amortization	231	531
Total operating expenses	25,668	28,655
Operating loss	(3,311)	(6,898)
Other income (expense):
Earnings from equity method investments	5,577	314
Royalties, related party	1,189	2,194
Interest expense	(1,964)	(1,775)
Gain on sale of equity method investment	2,078	—
Gain on settlement of note payable	869	—
Other	(9)	77
Total other income (expense), net	7,740	810
Income (loss) before income tax expense	4,429	(6,088)
Income tax expense	53	44
Net income (loss)	$4,376	$(6,132)
Income (loss) per common share (Note 1):
Basic	$0.20	$(0.28)
Diluted	$0.20	$(0.28)
Weighted-average number of common shares outstanding:
Basic	21,849	21,696
Diluted	22,176	21,696

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities
Net income (loss)	$4,376	$(6,132)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	231	531
Amortization of debt issuance costs	573	25
Gain on settlement of debt	(869)	—
Impairment of property and equipment	—	48
Provision for bad debt expense and note receivable	(6)	511
Share-based compensation expense	636	954
Earnings from equity method investments	(5,577)	(314)
Gain on sale of equity method investment	(2,078)	—
Other non-cash items, net	(17)	(43)
Changes in operating assets and liabilities, net of effects of acquired businesses:
Receivables	1,012	(56)
Related party receivables	1,124	(24)
Prepaid expenses and other assets	496	(308)
Costs incurred on uncompleted contracts	14,613	2,231
Restricted cash	35	—
Other long-term assets	(1,104)	206
Accounts payable	(250)	(116)
Accrued payroll and related liabilities	(444)	(131)
Other current liabilities	(1,071)	(377)
Billings on uncompleted contracts	(17,021)	(3,677)
Advance deposit, related party	(396)	(727)
Other long-term liabilities	242	(65)
Settlement and royalty indemnification obligation	(1,228)	(744)
Distributions from equity method investees, return on investment	4,900	—
Net cash used in operating activities	(1,823)	(8,208)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash flows from investing activities
Maturity of investment securities, restricted	336	—
Increase in restricted cash	(100)	(1,200)
Acquisition of property and equipment	(112)	(111)
Proceeds from sale of property and equipment	12	—
Advance on note receivable	—	(500)
Acquisition of business	—	(2,124)
Purchase of and contributions to equity method investees	(223)	(468)
Distributions from equity method investees in excess of cumulative earnings	—	100
Proceeds from sale of equity method investment	1,773	—
Net cash provided by (used in) investing activities	1,686	(4,303)
Cash flows from financing activities
Repayments on short-term borrowings, related party	(1,750)	—
Repayments on notes payable, related parties	(1,246)	(717)
Repurchase of shares to satisfy minimum tax withholdings	(84)	(215)
Short-term borrowing loan costs	(579)	—
Net cash used in financing activities	(3,659)	(932)
Decrease in Cash and Cash Equivalents	(3,796)	(13,443)
Cash and Cash Equivalents, beginning of period	9,265	25,181
Cash and Cash Equivalents, end of period	$5,469	$11,738
Supplemental disclosures of cash information:
Cash paid for interest	$1,029	$1,599
Cash paid (refunded) for income taxes	(89)	44
Supplemental disclosure of non-cash investing and financing activities:
Settlement of RCM6 note payable	13,234	—
Non-cash reduction of equity method investment	(11,156)	—

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation
Nature of Operations
Advanced Emissions Solutions, Inc. (“ADES” or the "Company"), a Delaware corporation with its principal office located in Highlands Ranch, Colorado, is principally engaged in providing environmental and emissions control equipment, technologies and specialty chemicals to the coal-burning electric power generation industry. Although the Company has historically operated at a net loss, the Company generates substantial earnings and tax credits under Section 45 of the Internal Revenue Code ("IRC") from its equity investments in certain entities and royalty payment streams related to technologies that are licensed to Clean Coal Solutions, LLC, a Colorado limited liability company ("CCS"). Such technologies allow CCS to provide their customers with various solutions to enhance combustion and reduced emissions of nitrogen oxide ("NOx") and mercury from coal burned to generate electrical power. The Company’s sales occur principally throughout the United States. See Note 12 for additional information regarding the Company's operating segments.
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
The unaudited Condensed Consolidated Financial Statements of ADES in this quarterly report are presented on a consolidated basis comprising ADES and its direct and indirect, wholly-owned subsidiaries: ADA-ES, Inc. ("ADA"), a Colorado corporation; BCSI, LLC ("BCSI"), a Delaware limited liability company; Advanced Clean Energy Solutions, LLC ("ACES"), a Delaware limited liability company; ADEquity, LLC ("ADEquity"), a Delaware limited liability company; ADA Environmental Solutions, LLC ("ADA LLC"), a Colorado limited liability company; ADA Intellectual Property, LLC ("ADA IP"), a Colorado limited liability company; ADA-RCM6, LLC ("ADA-RCM6"), a Colorado limited liability company; ADA Analytics, LLC, a Delaware limited liability company and ADA Analytics Israel Ltd. (collectively with ADA Analytics, LLC, "ADA Analytics"), an Israel limited liability company. ADA LLC and ADA IP had no operations in the three months ended March 31, 2016 nor during the year ended December 31, 2015.
Included within the unaudited Condensed Consolidated Financial Statements of ADES in this quarterly report are its investments, CCS and Clean Coal Solutions Services, LLC ("CCSS") and RMC6, LLC ("RCM6"), accounted for using equity-method accounting. As discussed in Note 4, the Company sold its equity investment in RMC6 in March 2016.
During 2015, the Company elected to cease the operations of ADA Analytics. The Company anticipates that ADA Analytics will be legally dissolved during 2016. In addition, the Company terminated its manufacturing operations, conducted under BCSI, effective as of the end of 2015. The Company anticipates that BCSI will eventually be legally dissolved upon the winding down of its remaining manufacturing operations, commitments and obligations. The Company will continue to serve the Dry Sorbent Injection ("DSI") market, which BCSI previously served, through ADA.
Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of and for the three months ended March 31, 2016 and 2015.
In the opinion of management, these Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. These Condensed Consolidated Financial Statements of ADES should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Significant accounting policies disclosed therein have not changed.
Liquidity
During the three months ended March 31, 2016 the Company's cash and cash equivalents balance continued to decline, primarily due to debt service payments on its short-term borrowing and notes payable, fees incurred to extend the maturity of its short-term borrowing agreement, and cash expended to deliver on its existing contracts and customer commitments. In addition, the Company continued to incur professional fees related to the re-audit and restatement of prior financial statements (the "Restatement") and to become current with its regulatory filings. The Company's working capital increased by $3.1 million during the three months ended March 31, 2016, primarily due to proceeds received from the sale of the Company's interest in RCM6 and the elimination of the related note payable, as well as the favorable settlement of its note payable to the former-sole owner of companies from which BCSI acquired its assets ("DSI Business Owner"). Working capital was also positively affected by net income for the quarter, which was driven in part by significantly improved performance from our RC segment. The Company expects that pressure on its cash balance and working capital will continue until such time as all Restatement activities are completed, including resolution of the SEC Inquiry and the conclusion of the private litigation, all of which are described in Note 8. Further, the pending maturity date of the Company's short-term note payable will require significant use of the Company's existing cash balance and/or other sources of liquidity.
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
Earnings (Loss) Per Share
The Company computes earnings (loss) per share in accordance with FASB ASC 260-10. Under this guidance, unvested restricted stock awards ("RSA's") that contain non-forfeitable rights to dividends or dividend equivalents are deemed to be participating securities and, therefore, are included in computing basic earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings (losses). The Company did not declare any cash dividends during the three months ended March 31, 2016 or 2015.
Under the two-class method, net income (loss) for the period is allocated between common stockholders and the holders of the participating securities, in this case, the weighted-average number of unvested restricted stock awards outstanding during the period. The allocated, undistributed income (loss) for the period is then divided by the weighted-average number of common shares and participating securities outstanding during the period to arrive at basic earnings (loss) per common share or participating security for the period, respectively. Because the Company did not declare any dividends during the periods presented, and because the unvested RSA's possess substantially the same rights to undistributed earnings as common shares outstanding, there is no difference between the calculated basic earnings (loss) per share for common shares and participating securities. Accordingly, and pursuant to U.S. GAAP, the Company has elected not to separately present basic or diluted earnings (loss) per share attributable to participating securities on its Condensed Consolidated Statements of Operations.
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

The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Net income (loss)	$4,376	$(6,132)
Less: Undistributed income (loss) allocated to participating securities	32	(64)
Net income (loss) attributable to common stockholders	$4,344	$(6,068)

Basic weighted-average common shares outstanding	21,849	21,696
Add: dilutive effect of equity instruments	327	—
Diluted weighted-average shares outstanding	22,176	21,696
Income (loss) per common share - basic	$0.20	$(0.28)
Income (loss) per common share - diluted	$0.20	$(0.28)
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive to the calculation:

	Three Months Ended March 31,
(share data in thousands)	2016	2015
Stock options	—	19
Restricted stock awards	—	181
Performance share units	—	190
Total shares excluded from diluted shares outstanding	—	390
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to makes estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There have been no changes in the Company’s critical accounting estimates from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Actual results could differ from these estimates.
Reclassifications
Certain balances have been reclassified from the prior year to conform to the current year presentation.
New Accounting Guidance
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation- Improvements to Employee Share-Based Payment Accounting (Topic 718), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. The Company adopted this standard effective as of January 1, 2016. There was no material impact to the Company’s financial statements or disclosures from the adoption of this standard.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which (1) clarifies the principle for determining whether a good or service is “separately identifiable” from other promises in the contract and, therefore, should be accounted for separately; (2) clarifies that entities are not required to identify promised goods or services that are immaterial in the context of the contract; and (3) allows entities to elect to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service. The new standard also provides guidance with respect to the classification of licensed intellectual property as either "functional" or "symbolic", which determines when revenues from licensed intellectual property are recognized. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.

Other than as disclosed above or in the 2015 Form 10-K, there are no other new accounting standards that would have a material effect on the Company’s financial statements and disclosures that have been issued but not yet adopted by the Company as of March 31, 2016, and through the filing date of this report.
Note 2 - Restructuring
The Company recorded restructuring charges during the three months ended March 31, 2016 and 2015 in connection with the departure of executive officers and management's further alignment of the business with strategic objectives. These charges related to severance arrangements with departing employees and executives, as well as non-cash charges related to the acceleration of vesting of certain stock awards. The Company expects to incur additional charges during the remainder of 2016 associated with a reduction in workforce during the second quarter of 2016 and management's further alignment of the business with strategic objectives, which will impact the Emissions Control segment as well as All Other and Corporate.
A summary of the net pretax charges, incurred by segment, for each period is as follows:

		Pretax Charge
(in thousands, except employee data)	Approximate Number of Employees	Refined Coal	Emissions Control	All Other and Corporate	Total
Three Months Ended March 31, 2016
Restructuring charges	3	$—	$—	283	$283
Total pretax charge, net of reversals		$—	$—	283	$283

Three Months Ended March 31, 2015
Restructuring charges	4	$—	$—	479	$479
Changes in estimates		—	(10)	—	(10)
Total pretax charge, net of reversals		$—	$(10)	479	$469

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2016:

(in thousands)	Employee Severance	Facility Closure
Remaining accrual as of December 31, 2015	$2,581	$777
Expense provision (1)	283	—
Cash payments and other (1)	(1,200)	(64)
Change in estimates	—	(210)
Remaining accrual as of March 31, 2016	$1,664	$503

(1) Included within the Expense provision and Cash payments and other line items in the above table is equity based compensation of $0.1 million for the three months ended March 31, 2016, resulting from the accelerated vesting of modified equity-based compensation awards for certain terminated employees.

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

In March 2015, the Company acquired certain assets of ClearView for total cash payments of $2.4 million, which is inclusive of VAT tax of $0.4 million. The acquisition was accounted for under the acquisition method of accounting, which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. Operating results related to the acquired assets were consolidated into the Company’s results of operations beginning March 6, 2015.

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
Note 4 - Equity Method Investments
Clean Coal Solutions, LLC
The Company's ownership interest in CCS was 42.5% as of March 31, 2016 and December 31, 2015. CCS supplies technology, equipment and technical services to cyclone-fired, pulverized coal and other boiler users, but CCS's primary purpose is to put into operation facilities that produce RC that qualify for tax credits available under Section 45 of the IRC ("Section 45 tax credits"). CCS has been determined to be a variable interest entity ("VIE"); however, the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance and has therefore accounted for the investment under the equity method of accounting. The Company determined the partners of CCS with voting rights had identical voting interests, equity control interests and board control interests, and therefore, concluded that the power to direct the activities that most significantly impact the VIE’s economic performance were shared.
The following tables summarize the results of operations of CCS for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
(in thousands)	2016	2015
Gross profit	$26,527	$30,928
Operating, selling, general and administrative expenses	5,512	5,355
Income from operations	21,015	25,573
Other expenses	(1,015)	(799)
Class B preferred return	(1,143)	(1,730)
Loss attributable to noncontrolling interest	1,956	1,330
Net income available to Class A members	$20,813	$24,374
ADES equity earnings	$5,443	$100
The difference between the Company's proportionate share of CCS's net income and the Company's earnings from its CCS equity method investment as reported on its Condensed Consolidated Statements of Operations relates to the Company receiving distributions in excess of the carrying value of the investment, and therefore recognizing such excess distributions as equity method earnings in the period the distributions occur, as discussed below.
As shown in the tables below, the Company’s carrying value in CCS had been reduced to zero throughout 2015, as cumulative cash distributions received from CCS had exceeded the Company's pro-rata share of cumulative earnings in CCS. The carrying value of the Company's investment in CCS shall remain zero as long as the cumulative amount of distributions received from CCS continues to exceed the Company's cumulative pro-rata share of CCS's income. For quarterly periods during which the ending balance of the Company's investment in CCS is zero, the Company only recognizes equity income from CCS to the extent that cash distributions are received from CCS during the period. For quarterly periods during which the ending balance of the Company's investment is greater than zero (e.g., when the cumulative earnings in CCS exceeds cumulative cash distributions received), the Company recognizes its pro-rata share of CCS's earnings (losses) for the period, less any amount necessary to recover the cumulative earnings short-fall balance as of the end of the immediately preceding quarter. During the three months ended March 31, 2016, the Company's cumulative share of pro-rata CCS income exceeded the amount of its cumulative income recognized due to cash being distributed. As such, the Company recognized equity earnings from CCS in the amount of $5.4 million. As of March 31, 2016, the carrying value of the Company's investment in CCS was $2.0 million.
Thus, the amount of equity income or loss reported on the Company's income statement may differ from a mathematical calculation of net income or loss attributable to the equity interest based upon the factor of the equity interest and the net income or loss attributable to equity owners as shown on CCS’s income statement. Additionally, for periods during which the carrying value of the Company's investment in CCS is greater than zero, distributions from CCS are reported on our Condensed Consolidated Statements of Cash Flows as “Distributions from equity method investees, return on investment” within Operating cash flows. For periods during which the carrying value of the Company's investment in CCS is zero, such cash distributions are reported on our Condensed Consolidated Statements of Cash Flows as “Distributions from equity method investees in excess of investment basis” within Investing cash flows.

The following tables present the Company's investment balance, equity earnings and cash distributions in excess of the investment balance, on a quarterly basis, for the three months ended March 31, 2016 and 2015 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Memorandum Account: Cash distributions and equity loss in (excess) of investment balance
Beginning balance	12/31/15	$—	$—	$—	$(3,263)
ADES proportionate share of income from CCS (1)	First Quarter	8,706	8,706	—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	First Quarter	(3,263)	(3,263)	—	3,263
Cash distributions from CCS	First Quarter	(3,400)	—	3,400	—
Adjustment for current year cash distributions in excess of investment balance	First Quarter	—	—	—	—
Total investment balance, equity earnings (loss) and cash distributions	3/31/16	$2,043	$5,443	$3,400	$—

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Memorandum Account: Cash distributions and equity loss in (excess) of investment balance
Beginning balance	12/31/14	$—	$—	$—	$(29,877)
ADES proportionate share of income from CCS (1)	First Quarter	9,827	9,827	—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	First Quarter	(9,827)	(9,827)	—	9,827
Cash distributions from CCS	First Quarter	(100)	—	100	—
Adjustment for current year cash distributions in excess of investment balance	First Quarter	100	100	—	(100)
Total investment balance, equity earnings (loss) and cash distributions	3/31/15	$—	$100	$100	$(20,150)
(1) The amounts of the Company's 42.5% proportionate share of net income as shown in the table above differ from mathematical calculations of the Company’s 42.5% equity interest in CCS multiplied by the amounts of Net Income available to Class A members as shown in the table above of CCS results of operations due to adjustments related to the Redeemable Class B preferred return and the elimination of CCS earnings attributable to RCM6, of which the Company owned 24.95% during the three months ended March 31, 2015 and for two of the three months of the period ended March 31, 2016, as discussed below.
Clean Coal Solutions Services, LLC
On January 20, 2010, the Company, together with NexGen Refined Coal, Inc. ("NexGen"), formed CCSS, a Colorado limited liability company, for the purpose of operating the RC facilities leased or sold to third parties. The Company has determined that CCSS is not a VIE and has evaluated the consolidation analysis under the Voting Interest Model. The Company has a 50% voting and economic interest in CCSS, which is equivalent to the voting and economic interest of NexGen. Therefore, as the Company does not have greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for the investment under the equity method of accounting. The Company’s investment in CCSS as of March 31, 2016 and December 31, 2015 was $3.2 million and $4.0 million, respectively.

The following tables summarize the results of operations of CCSS:

	Three Months Ended March 31,
(in thousands)	2016	2015
Gross loss	$(12,625)	$(10,163)
Operating, selling, general and administrative expenses	34,591	37,945
Loss from operations	(47,216)	(48,108)
Other expenses	(20)	(6)
Loss attributable to noncontrolling interest	48,619	50,158
Net income	$1,383	$2,044
ADES equity earnings	$691	$1,022
Included within the Condensed Consolidated Statement of Operations of CCSS for the three months ended March 31, 2016 and 2015, respectively, were losses related to VIE's consolidated by CCSS. These losses do not impact the Company's equity earnings from CCSS as 100% of those losses are removed from the net income of CCSS as they are losses attributable to a noncontrolling interest.
RCM6, LLC
On February 10, 2014, the Company purchased a 24.95% membership interest in RCM6, which owns a single RC facility that produces RC that qualifies for Section 45 tax credits, from CCS through a combination of an up-front payment and note payable to CCS. Due to the payment terms of the note purchase agreement, the note payable was periodically negatively amortizing and the note payable balance as of December 31, 2015 was $14.2 million. In addition to the up front and subsequent note payments, the Company was also subject to quarterly capital calls and variable payments based upon differences in originally forecasted RC production as of the purchase date and actual quarterly production. The following table contains the capital calls and variable payments made by the Company related to its investment in RCM6 during the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
(in thousands)	2016	2015
Capital calls and variable payments	$223	$468
RCM6 has been determined to be a VIE, however, during the periods presented, the Company did not have the power to direct the activities that most significantly impacted the VIE’s economic performance and has therefore accounted for the investment under the equity method of accounting.
As of December 31, 2015, the Company’s ownership in RCM6 was 24.95%. The carrying value of the Company’s investment in RCM6 as of December 31, 2015 was $13.3 million. On March 3, 2016, the Company sold its 24.95% membership interest in RCM6 for a cash payment of $1.8 million and the assumption of the outstanding note payable made by the Company in connection with its purchase of RCM6 membership interests from CCS in February 2014. In doing so, the Company recognized a gain on the sale of $2.1 million, included within the Gain on sale of equity method investment line item in the Condensed Consolidated Statements of Operations. As a result of the sale of its ownership interest, the Company ceased to be a member of RCM6 and, as such, is no longer subject to any quarterly capital calls and variable payments to RCM6. In addition, the Company has no future obligations related to the previously recorded note payable. However, the Company will still receive its pro-rata share of income and cash distributions through its ownership in CCS based on the RCM6 RC facility lease payments made to CCS.
Prior to the sale of its ownership interest, the Company recognized equity losses related to its investment in RCM6 of $0.6 million for the three months ended March 31, 2016. The following table summarizes the results of operations of RCM6 for the periods ending March 3, 2016 and March 31, 2015:

	January 1 - March 3,	Three Months Ended March 31,
(in thousands)	2016	2015
Gross loss	$(555)	$(800)
Operating expenses	360	461
Loss from operations	(915)	(1,261)
Other expenses	(52)	(72)
Net loss	$(967)	$(1,333)
ADES equity losses	$(557)	$(808)
The following table details the components of the Company's respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2016	2015
Earnings from CCS	$5,443	$100
Earnings from CCSS	691	1,022
Loss from RCM6	(557)	(808)
Earnings from equity method investments	$5,577	$314
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

	Three Months Ended March 31,
(in thousands)	2016	2015
Distributions from equity method investees, return on investment
CCS	$3,400
CCSS	$1,500	$—
	$4,900	$—
Distributions from equity method investees in excess of investment basis
CCS	$—	$100
	$—	$100
Note 5 - Investments

The Company had investment securities related to certificates of deposit in the amount of $0.3 million as of December 31, 2015. No unrealized gains or losses were recorded as of December 31, 2015 related to these investment securities.

The Company also had a cost method investment in the amount of $2.8 million as of March 31, 2016 and December 31, 2015. No unrealized losses were recorded as of March 31, 2016 and December 31, 2015 related to this cost method investment. In November 2014, the Company acquired an 8% ownership interest in the common stock of Highview Enterprises Limited ("Highview"), a London, England based developmental stage company specializing in power storage, for $2.8 million in cash. The Company evaluated the investment and determined that it should account for the investment under the cost method. This investment is evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. As of March 31, 2016 and December 31, 2015, no indicators of impairment had been identified. When there are no indicators of impairment present, the Company estimates the fair value for the Highview investment only if it is practical to do so. As of December 31, 2015, the Company estimated that the fair value of the cost method investment approximated the November 2014 purchase price due to the proximity of the purchase date to December 31, 2015. As of March 31, 2016, there are no indicators of impairment present, and was deemed impractical to estimate the fair value on $2.8 million of cost method assets due to the cost of obtaining an independent valuation in relation to the size of the investment and the relative proximity of the purchase date to March 31, 2016. As such, no impairment of the carrying value of the investment was considered necessary.

Note 6 - Borrowings
The following table summarizes the Company's notes payable, all of which are with related parties, as of March 31, 2016 and December 31, 2015:

	As of
(in thousands)	March 31, 2016	December 31, 2015
Short-term borrowings
Credit Agreement, net of discount and deferred loan costs	$10,921	$12,676
Total short-term borrowings	$10,921	$12,676
Current portion of notes payable
RCM6 note payable, net of discount	$—	$1,207
DSI Business Owner note payable	—	630
Total Current portion of notes payable	—	1,837
Long-term portion of notes payable
RCM6 note payable, net of discount	—	13,023
DSI Business Owner note payable	—	489
Total long-term notes payable	—	13,512
Total notes payable	$—	$15,349
Credit Agreement
On October 22, 2015, the Company entered into a credit agreement for a $15.0 million short-term loan, with Franklin Mutual Quest Fund and MFP Investors LLC (the "Lenders"), and Wilmington Trust, National Association, as the administrative agent and collateral agent (the “Credit Agreement”) which was subsequently amended in 2016 as discussed below. Under the original terms and conditions, the Credit Agreement matured on April 22, 2016, subject to a three month extension at the Company's option to the extent certain conditions are met. The Credit Agreement's annual interest rate was equal to 10.5% and is subject to various prepayment and other premiums if certain events, including a change in control, occur. The Company received net proceeds of $13.5 million and recorded debt discount and debt issuance costs of $1.5 million. The debt discounts and debt issuance costs will be amortized to interest expense using the effective interest method over the life of the Credit Agreement.
On February 8, 2016, the Company entered into the first amendment to the Credit Agreement that extended the Company's filing date deadline related to its 2015 SEC filings to March 30, 2016. On March 30, 2016, the Company entered into the second amendment to the Credit Agreement ("Second Amendment"). The Second Amendment extended the maturity date to July 8, 2016, extended the Company's filing date deadline related to its 2015 SEC filings to April 20, 2016, increased the stated interest rate from 10.5% to 15.0%, increased the minimum cash balance requirement from $3.0 million to $3.5 million and adjusted the amortization payment schedule. The Company incurred $0.6 million in fees related to the Second Amendment.
As of March 31, 2016 and December 31, 2015, the unamortized debt discount and issuance costs were $0.6 million and $0.6 million, respectively. The net proceeds were used to fund working capital needs and for general operating purposes of the Company and its subsidiaries. As of March 31, 2016, the Company was in compliance with all covenants related to the Credit Agreement.

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
CCS - RCM6 Note Payable
The Company acquired membership interests in RCM6 from CCS in February 2014, through an up-front payment and a note payable. Due to the payment terms of the note purchase agreement, the note payable periodically adds interest to the outstanding note payable principal balance. The stated rate associated with the note was 1.65% and the effective rate of the note at inception was 20%. Due to the difference between the stated rate and the effective rate, the note payable was carried at a discount of $7.6 million as of December 31, 2015. As described in Note 4, on March 3, 2016, the Company sold its 24.95% membership interest in RCM6 and, as a result, the Company has no future note payable obligations related to its historical RCM6 equity investment.
DSI Business Owner
As of December 31, 2014, the Company terminated the consulting portion of the agreements with DSI Business Owner, as described in Note 9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. However, per the terms of the remaining agreements the Company was required to make all remaining payments structured as a note payable through the third quarter of 2017. In February 2016, the Company entered into an agreement with the DSI Business Owner and settled the remaining amounts owed as of the date of the agreement of approximately $1.1 million for $0.3 million which was paid during the first quarter of 2016. The difference between the remaining amounts owed and the settlement amount has been included within the Gain on settlement of note payable line item in the Condensed Consolidated Statements of Operations.
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

	As of March 31, 2016		As of December 31, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Instruments:
Investment securities:
Investment securities, restricted, long-term	$—	$—	$336	$336
Cost method investment (1)	$2,776	$2,776	$2,776	$2,776
Notes Payable:
Short-term borrowings, net of discount and deferred loan costs, related party	$10,921	$10,921	$12,676	$12,676
Current portion of notes payable, net of discount, related parties (2)	$—	$—	$1,837	$1,457
Long-term portion of notes payable, net of discount, related parties (2)	$—	$—	$13,512	$13,273
Highview technology license payable	$519	$519	$519	$519
Highview technology license payable, long-term	$1,089	$1,089	$1,038	$1,038
Stock appreciation rights, liability-classified equity award	$659	$659	$742	$742

(1) Represents costs for the cost method investment. Refer to Note 5 for further discussion of the cost method investment.
(2) The fair value related to the DSI Business Owner note payable amounts as of December 31, 2015 was determined using the settlement agreement amount of $0.3 million, as described in Note 6.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The estimated fair values of investment securities are described below. Refer to Note 5 of these Condensed Consolidated Financial Statements for additional information regarding the Company’s investment securities.

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

Financial instruments carried and measured at fair value on a recurring basis are presented in the table below according to the fair value hierarchy described above:

	As of March 31, 2016
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Liabilities:
Stock appreciation rights, liability-classified equity award	$—	$659	$—	$659
Total liabilities at fair value	$—	$659	$—	$659

	As of December 31, 2015
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets:
Investment securities, restricted, long-term	$—	$336	$—	$336
Total assets at fair value	$—	$336	$—	$336
Liabilities:
Stock appreciation rights, liability-classified equity award	$—	$742	$—	$742
Total liabilities at fair value	$—	$742	$—	$742

The estimated fair value of investments securities consisting entirely of certificates of deposits was estimated to be equal to the deposit value of the investment due to the relative short-term nature of the instrument.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During December 2014 and March 2015, the Company loaned a total of $1.0 million to an independent technology development company exploring energy storage to provide financing to pursue emissions technology projects, bearing annual interest of 8%. Interest and principal were payable at maturity in March 2018. Subsequent to the second loan disbursement, the Company became aware that the independent technology development company exploring energy storage was not awarded contracts which would have utilized their emissions technology. The Company also became aware that without these contracts, the ability of the independent third party to repay these loans was in doubt. As a result, the Company has recorded an allowance against the entire principal balance of the note receivable, reversed accrued interest and put the note on non-accrual status.

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

Note 8 - Commitments and Contingencies
Legal Proceedings

The Company is involved in certain legal actions, described below. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek monetary damages and other penalties that could require significant expenditures. In accordance with U.S. GAAP, the Company records a liability in the Condensed Consolidated Financial Statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties or fines. ADES cannot predict, with any certainty, the final outcome of any legal proceedings as described in the paragraphs below, nor can it provide any assurance that the ultimate resolution of any such matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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
As of March 31, 2016 and December 31, 2015, the Company has recorded the components of the Settlement and royalty indemnity obligation within the following line items in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	March 31, 2016	December 31, 2015
Settlement and royalty indemnity obligation, short-term	$5,452	$6,502
Settlement and royalty indemnification, long-term	13,619	13,797
Total settlement and royalty indemnity	$19,071	$20,299
Future amounts to be paid related to the Royalty Award may differ from current estimates due to future adjusted sales of activated carbon.
CCS
The Company also has certain limited obligations contingent upon future events in connection with the activities of CCS. The Company, NexGen and two entities affiliated with NexGen have provided an affiliate of Goldman Sachs with limited guaranties (the “CCS Party Guaranties”) related to certain losses it may suffer as a result of inaccuracies or breach of representations and covenants. The Company also is a party to a contribution agreement with NexGen under which any party called upon to pay on a CCS Party Guaranty is entitled to receive contribution from the other party equal to 50% of the amount paid. No liability or expense provision has been recorded by the Company related to this contingent obligation as the Company believes that it is not probable that a loss will occur with respect to CCS Party Guaranties.
Line of Credit
In September 2013, ADA, as borrower, and ADES, as guarantor, entered into a 2013 Loan and Security Agreement with a bank for an aggregate principal amount of $10 million that is secured by certain amounts due to the Company from certain CCS RC leases (the "Line of Credit"). As amended, the Line of Credit is available until May 31, 2016.
Covenants in the Line of Credit include a borrowing base limitation that is based on a percentage of the net present value of ADA’s portion of payments due to CCS from the RC leases. The Line of Credit also contains other affirmative and negative covenants and customary indemnification obligations of ADA to the lender and provides for the issuance of Letters of Credit provided that the aggregate amount of the Letters of Credit plus all advances then outstanding does not exceed the calculated borrowing base. The Company guaranteed the obligations and agreements of ADA under the Line of Credit. Amounts outstanding under the line of credit bear interest payable monthly at a rate per annum equal to the higher of 5% or the “Prime Rate” (as defined in the agreement) plus 1%. There were no outstanding balances under this agreement at March 31, 2016 and December 31, 2015, respectively. As a result of certain covenant violations, the Company has no borrowing availability under this facility.

Our bank line of credit is available until May 31, 2016. No amounts were drawn on the line of credit during the three months ended March 31, 2016 and 2015, respectively. The Company is in discussions with the lender regarding a possible renewal.

Letters of Credit
The Company has letters of credit ("LOC") with two financial institutions related to equipment projects, the Royalty Award and certain other agreements. The following tables summarize the letters of credit outstanding, collateral, by type, and the related line items within the Condensed Consolidated Balance Sheets where the collateral related to the letters of credit is recorded:

	As of March 31, 2016
(in thousands)	LOC Outstanding	Restricted Cash	Restricted cash, long-term	Investment securities, restricted, long-term
Contract performance - equipment systems	$5,184	$1,078	$4,109	$—
Royalty Award	6,250	—	6,250	—
Other	328	336	—	—
Total LOC outstanding	$11,762	$1,414	$10,359	$—

	As of December 31, 2015
(in thousands)	LOC Outstanding	Restricted Cash	Restricted cash, long-term	Investment securities, restricted, long-term
Contract performance - equipment systems	$5,556	$728	$4,830	$—
Royalty Award	6,150	—	6,150	—
Other	328	—	—	336
Total LOC outstanding	$12,034	$728	$10,980	$336
Restricted balances may exceed the letters of credit outstanding due to interest income earned on the restricted balances.
Performance Guarantee on Equipment Systems
In the normal course of business related to ACI and DSI systems, the Company may guarantee certain performance thresholds during a discrete performance testing period that do not extend beyond six months from the initial test date, the commencement of which is determined by the customer. Performance thresholds include such matters as the achievement of a certain level of mercury removal and other emissions based upon the injection of a specified quantity of a qualified activated carbon or other chemical at a specified rate given other plant operating conditions, availability of equipment and electric power usage. In the event the equipment fails to perform as specified during the testing period, the Company may have an obligation to correct or replace the equipment. In the event the level of mercury removal is not achieved, the Company may have a “make right” obligation within the contract limits. During the third quarter of 2015, the Company began working to modify and correct two performance guarantee issues related to EC systems that were installed during 2015. No revenue will be recognized on these two contracts until the performance guarantees are resolved. Resolution of these performance guarantees is not expected to result in a material adverse effect on the Company’s operating performance or liquidity in 2016 or beyond. Performance guarantee claims, if incurred, would be included within the Equipment sales cost of revenue line of the Condensed Consolidated Statements of Operations.

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

Total stock-based compensation expense for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Restricted stock award expense	$398	$530
Stock option expense	36	46
PSU expense	191	378
SAR expense	11	—
Total stock-based compensation expense	$636	$954

The amount of unrecognized compensation cost as of March 31, 2016, and the expected weighted average period over which the cost will be recognized is as follows:

	As of March 31, 2016
(in thousands)	Unrecognized Compensation Cost	Expected Weighted Average Period of Recognition (in years)
Restricted stock award expense	$888	1.2
Stock option expense	167	0.8
PSU expense	375	0.9
SAR expense	71	0.3
Total unrecognized stock-based compensation expense	$1,501	1.0
Restricted Stock Awards
Restricted stock is typically granted with vesting terms of three or five years. The fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for restricted stock awards is recognized over the entire vesting period on a straight-line basis. A summary of restricted stock award activity under the Company's various stock compensation plans for the three months ended March 31, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	134,708	$8.49
Granted	72,000	$7.10
Vested	(49,826)	$14.86
Forfeited	(6,098)	$27.54
Non-vested at March 31, 2016	150,784	$9.61
During the three months ended March 31, 2016, the Company accelerated the terms of equity awards, including both RSA's and PSU's, granted to an executive as part of the restructuring activities discussed in Note 2. The Company recorded incremental expense of $0.1 million in the Payroll and benefits line item in the Condensed Consolidated Statement of Operations.

Stock Options
Stock options generally vest over three years and have a contractual limit of five years from the date of grant to exercise. The fair value of stock options granted pursuant to one of the Company’s plans is determined on the date of grant using the Black-Scholes option pricing model and the related expense is recognized on a straight-line basis over the entire vesting period. The Company did not grant any stock options during the three months ended March 31, 2016.
A summary of option activity for the three months ended March 31, 2016 is presented below:

(in thousands, except for share and per share amounts)	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding, January 1, 2016	106,250	$15.22
Options granted	—	$—
Options exercised	—	$—
Options expired / forfeited	—	$—
Options outstanding, March 31, 2016	106,250	$15.22	$—	3.5
Options exercisable as of March 31, 2016	86,249	$13.96	$—	3.6

Stock Appreciation Rights
SAR's generally vest over three years and have a contractual limit of five years from the date of grant to exercise. The fair value of SAR's granted is determined on the date of grant using the Black-Scholes option pricing model and the related expense is recognized on a straight-line basis over the derived service period of the respective awards. The Company did not grant any SARs during the three months ended March 31, 2016.

A summary of SARs activity for the three months ended March 31, 2016 is presented below:

(in thousands, except for rights and per right amounts)	Number of SAR's Outstanding and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
SAR's outstanding, January 1, 2016	243,750	$13.87
SAR's granted	—	$—
SAR's exercised	—	$—
SAR's expired / forfeited	—	$—
SAR's outstanding, March 31, 2016	243,750	$13.87	$—	4.3
SAR's exercisable, March 31, 2016	43,750	$13.87	$—	4.3

Performance Share Units
Compensation expense is recognized for PSU awards on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant using a Monte Carlo simulation model. There were no PSU's granted during the three months ended March 31, 2016.
A summary of PSU activity under the Plans for the three months ended March 31, 2016 is presented below:

	Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	169,334	$26.38
Granted (1)	—	—
Vested / settled (1)	(18,934)	26.04
Forfeited / canceled (1)	—	—
Non-vested at March 31, 2016	150,400	$26.42
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

	Year of Grant	Net Number of Issued Shares upon Vesting	Shares Withheld to Settle Tax Withholding Obligations	TSR Multiple Range		Russell 3000 Multiple
				Low	High	Low	High
Three Months Ended March 31, 2016
	2013	11,302	1,572	1.00	1.00	—	—
Three Months Ended March 31, 2015
	2013	8,768	3,954	1.75	1.75	2.00	2.00
	2014	2,506	1,145	0.63	0.75	—	0.75

Note 10 - Income Taxes
For the three months ended March 31, 2016 and 2015, the Company's income tax expense and effective tax rates on forecasted pretax income (losses) were:

	Three Months Ended March 31,
(in thousands, except for rate)	2016	2015
Income tax expense	$53	$44
Effective tax rate	1%	(1)%
The effective tax rates for the three months ended March 31, 2016 and 2015 were different from the statutory rate primarily due to the Company's full valuation allowances against federal and state net operating losses and federal tax credits. In 2015 and 2016 this was partially offset by estimated state tax expense.

The Company projects that its deferred tax assets will exceed its deferred tax liabilities as of December 31, 2016. As a result, the Company determined that it is more likely than not that it would not be able to realize the value of its federal and state net operating loss carryforwards, tax credits and other deferred tax assets and has recorded a full valuation allowance against the excess deferred tax assets. This valuation allowance is expected to increase over time as the Company's deferred tax assets increase.
Note 11 - Supplemental Financial Information

Supplemental Balance Sheet Information
The following table summarizes the components of Prepaid expenses and other assets and Other assets on the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	March 31, 2016	December 31, 2015
Other current assets:
Prepaid expenses	$1,505	$2,117
Inventory	305	189
	$1,810	$2,306
Other long-term assets:
Deposits	$325	$414
Intangibles	1,949	1,941
Other long-term assets	1,535	341
	$3,809	$2,696

The following table details the components of Other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	March 31, 2016	December 31, 2015
Other current liabilities:
Accrued compensation	$—	$369
Accrued interest	1,129	1,042
Accrued losses on equipment contracts	416	759
Deferred revenue	923	682
Warranty liabilities	1,118	1,197
Other	2,738	3,346
	$6,324	$7,395
Other long-term liabilities:
Deferred rent	$713	$767
Deferred revenue, related party	2,000	2,000
Other long-term liabilities	2,877	2,605
	$5,590	$5,372

Included within Other long-term liabilities is the Company's asset retirement obligation. Changes in the Company's asset retirement obligations were as follows:

	As of
(in thousands)	March 31, 2016	December 31, 2015
Asset retirement obligation, beginning of period	$1,248	$1,188
Accretion	16	60
Asset retirement obligations, end of period	$1,264	$1,248

The following table shows the Company's receivable balance associated with related parties, included within the Accounts payable in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	March 31, 2016	December 31, 2015
Payable to related party	$35	$270

Supplemental Condensed Consolidated Statements of Operations Information
The following table details the components of Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2016	2015
453A interest	$791	$1,131
Interest on RCM6 note payable, related party	263	609
Credit agreement interest	897	—
Other	13	35
Total interest expense	$1,964	$1,775

Note 12 - Business Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company's chief operating decision maker ("CODM"), or a decision making group, in deciding how to allocate resources and in assessing financial performance. As of March 31, 2016, the Company's CODM was the Company's CEO. The Company's operating and reportable segments are organized by products and services provided. Segments have been reorganized from prior periods due to changes within the Company's management structure and the manner in which the Company is operating the business. All prior periods have been conformed to the current year presentation.
During the fourth quarter of 2015, the Company realigned is operating segments into two reportable segments: (1) Refined Coal; and (2) Emissions Control ("EC"). Following the realignment, the Company retroactively adjusted all segment related disclosures included within the notes to the Condensed Consolidated Financial Statements.
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

As of March 31, 2016 and December 31, 2015 all material assets are located in the U.S. and all significant customers are either U.S. companies or the U.S. Government. The following table presents the Company's operating segment results for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenues:
Refined Coal:
Earnings from equity method investments	$5,577	$314
Consulting services	—	21
Royalties	1,189	2,194
	6,766	2,529
Emissions Control:
Equipment sales	21,727	21,115
Consulting services	196	347
Chemical and other	434	274
	22,357	21,736
Total segment reporting revenues	$29,123	$24,265
Adjustments to reconcile to reported revenues:
Refined Coal:
Earnings from equity method investments	$(5,577)	$(314)
Royalties	(1,189)	(2,194)
	(6,766)	(2,508)
Total reported revenues	$22,357	$21,757
Segment operating income
Refined Coal (1)	$7,870	$665
Emissions Control	4,631	621
Total segment operating income	$12,501	$1,286

(1) Included within the RC segment operating income is the $2.1 million gain on sale of RCM6.

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Segment income
Total segment operating income	$12,501	$1,286
Adjustments to reconcile to net loss attributable to Advanced Emissions Solutions, Inc.
Corporate payroll and benefits	(3,134)	(2,940)
Corporate rent and occupancy	(211)	(138)
Corporate legal and professional fees	(2,928)	(3,308)
Corporate general and administrative	(775)	(906)
Corporate depreciation and amortization	(116)	(149)
Corporate interest expense	(910)	—
Other income	2	67
Income tax expense	(53)	(44)
Net income (loss)	$4,376	$(6,132)

Corporate general and administrative expenses include certain costs that benefit the business as a whole but are not directly related to one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, legal fees, facility costs, audit fees and corporate governance expenses.

Segment assets were as follows as of the dates presented:

	As of
(in thousands)	March 31, 2016	December 31, 2015
Refined Coal	$6,376	$19,507
Emissions Control	26,734	31,467
All Other and Corporate	8,473	9,801
Consolidated	$41,583	$60,775
Note 13 - Subsequent Events
Unless disclosed elsewhere within the notes to the Condensed Consolidated Financial Statements, the following are the matters that occurred subsequent to the balance sheet date.
Restructuring
In April 2016, the Company initiated a workforce reduction plan affecting approximately 30% of the Company’s employees. In connection with these actions, the Company currently expects to record aggregate charges with respect to severance payments, benefits continuation and vesting of certain equity awards that are estimated to be approximately $0.6 million - $0.9 million and are expected to be recorded during the second and third quarters of 2016. Cash expenditures related to the April 2016 Restructuring are expected to be approximately $0.6 million - $0.9 million and are expected to be paid during the second and third quarters of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited Condensed Consolidated Financial Statements and notes of Advanced Emissions Solutions, Inc. (“ADES" or the “Company”) included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and the related notes of ADES, included in our most recent Annual Report on Form 10-K for the year ended December 31, 2015.
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

•
Through CCS, an unconsolidated entity, reduction of mercury and nitrogen oxide ("NOX") emissions at select coal-fired power generators, via the production of RC. Additionally, there is benefit from the tax credits generated by the production of RC by retaining the credits or selling or leasing the pertinent RC facilities to tax equity investors. See the separately filed financial statements of CCS and the other related RC entities within the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations
For the three months ended March 31, 2016 we recognized net income of $4.4 million, compared to a net loss of $6.1 million for the three months ended March 31, 2015.

For comparability purposes, the following tables set forth our results of operations for the periods presented in our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report. The period-to-period comparison of financial results may not be indicative of financial results to be achieved in future periods.

Comparison of the Three Months Ended March 31, 2016 and 2015

Total Revenue and Cost of Revenue
A summary of the components of our revenue and costs of revenue for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2016	2015	($)	(%)
Revenues:
Equipment sales	$21,727	$21,115	$612	3%
Consulting services	196	368	(172)	(47)%
Chemicals and other	434	274	160	58%
Total revenues	22,357	21,757	600	3%
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	17,034	15,051	1,983	13%
Consulting services cost of revenue, exclusive of depreciation and amortization	135	426	(291)	(68)%
Chemical and other cost of revenue, exclusive of depreciation and amortization	142	238	(96)	(40)%

Equipment sales and Equipment sales cost of revenue, exclusive of items shown separately below
During the three months ended March 31, 2016 and 2015, we entered into four and one long term (6 months or longer) fixed price contracts to supply Activated Carbon Injection ("ACI") systems with aggregate contract values, net of change orders during the period, of $0.9 million and $3.3 million, respectively. Total value per contract may change due to the relative sizes of ACI systems and the contracts related thereto. During the three months ended March 31, 2016 and 2015, we completed 10 and 11 ACI systems, recognizing revenues of $14.6 million and $21.0 million and costs of revenue of $10.1 million and $14.7 million, respectively. We recognized $0.1 million and zero in loss provisions related to contracts during the three months ended March 31, 2016 and 2015, respectively, related to ACI systems.

During the three months ended March 31, 2016 and 2015, we entered into zero and one long term (6 months or longer) fixed price contracts to supply Dry Sorbent Injection ("DSI") systems. During the three months ended March 31, 2016 change orders impacted prior year contracts, which had a negative aggregate contract value of $1.2 million. During the three months ended March 31, 2015, the aggregate contract values, net of changes orders was $1.5 million. Total value per contract may change due to the relative sizes of DSI systems and the contracts related thereto. During the three months ended March 31, 2016 and 2015, we completed five and zero DSI systems, recognizing revenues of $7.0 million and zero and costs of revenue of $6.8 million and zero, respectively. Certain of the DSI system long-term fixed price contracts were expected to be completed with losses. As a result, cost of sales included $0.4 million and $0.2 million in loss provisions related to DSI system contracts that were recognized during the three months ended March 31, 2016 and 2015, respectively.

The remaining changes were due to other equipment sales.

Demand for ACI and DSI system contracts have historically be driven by coal fired power plant utilities that need to comply with MATS and MACT standards by 2015. As the deadline for these standards has past, we expect a continued decline in the number of contracts entered into going forward.

Consulting services and Consulting services cost of revenue
We provided consulting services related to emissions regulations. During the three months ended March 31, 2016 and 2015, revenues decreased period over period due to a decrease in the number of consulting service engagements performed and a decrease in average contract revenue, which will fluctuate due to customer mix and specific consulting engagements. The decrease in the number of consulting services engagements was due to the Company no longer performing consulting services related to a customer, which was part of the legacy Emissions Control - Manufacturing segment.

Chemicals and other
The most significant component of Chemicals and other revenues and related costs were chemical sales related to emissions control technologies. During the three months ended March 31, 2016 and 2015, revenues increased year over year due to an increase in average contract revenue, specifically driven by one customer we provided chemical demonstrations to regarding the effectiveness in reducing emissions. Due to coal-fired power plant requirements to be in compliance with applicable regulations in 2015 and beyond, we believe this will lead to an increase in the market for these products in the future.

Additional information related to revenue concentrations and contributions by class and reportable segment can be found within the segment discussion below and in Note 12 to the Company's Condensed Consolidated Financial Statements.

Other Operating Expenses
A summary of the components of our operating expenses, exclusive of costs of revenue (presented above), for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2016	2015	($)	(%)
Operating expenses:
Payroll and benefits	$3,802	$4,911	$(1,109)	(23)%
Rent and occupancy	394	631	(237)	(38)%
Legal and professional fees	2,983	3,735	(752)	(20)%
General and administrative	745	1,882	(1,137)	(60)%
Research and development, net	202	1,250	(1,048)	(84)%
Depreciation and amortization	231	531	(300)	(56)%
	$8,357	$12,940	$(4,583)	(35)%

Payroll and benefits
Payroll and benefits expenses decreased during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to a decrease in executive and overall head count and a decrease in restructuring expenses, in connection with the departure of an executive officer and management's alignment of the business with strategic objectives, of $0.2 million in 2016.

Rent and occupancy
Rent and occupancy expenses decreased during the three months ended March 31, 2016 compared to the same period in 2015 due to a decrease in rent expense primarily related to the shutdown of our BCSI office and fabrication facilities in the fourth quarter of 2015. During the three months ended March 31, 2016, the Company entered into an agreement to terminate various lease agreements covering approximately 207 thousand square feet of manufacturing, warehouse and office space located in Pennsylvania. As consideration for terminating the leases, the Company agreed to pay the lessor termination fees of $0.3 million in April 2016 and the same amount in April 2017. The Company recorded a gain of $0.2 million related to the difference between the amount accrued as of the cease use date of December 31, 2015 and the settlement amount during the first quarter of 2016

Legal and professional fees
Legal and professional fees decreased during the three months ended March 31, 2016 compared to the same period in 2015 as a result of a decrease in the professional resources deployed to address the Restatement. Expenses related to the Restatement for the three months ended March 31, 2016 were $1.4 million compared to $2.6 million for the three months ended March 31, 2015.

General and administrative
General and administrative expense decreased during the three months ended March 31, 2016 compared to the same period in 2015 due in part to a $0.5 million allowance recorded during 2015 against the entire principal balance of a note receivable. Additionally, there was a decrease in expenses of $0.5 million due to the shutdown of our BCSI office and fabrication facilities in the fourth quarter of 2015. The remaining decrease included a decrease in other general and administrative expenses including personnel acquisition costs, director expenses and sales tax during the three months ended March 31, 2016.

Research and development, net
Research and development expense decreased during the three months ended March 31, 2016 compared to the same period in 2015 due to an overall planned decrease in all research and development expenses. The decrease includes a decrease of $0.3 million related in net Department of Energy (“DOE”) costs, $0.1 million related to ADA Analytics and $0.5 million related to fees paid to an independent third party to develop cooling technology to liquefy natural gas, which project was terminated during the third quarter of 2015.

Depreciation and amortization
Depreciation and amortization expense decreased during the three months ended March 31, 2016 compared to the same period in 2015 due to reduction in fixed assets related to the sale of certain property and equipment as part of the wind down of our manufacturing operation of BCSI, LLC.

Other Income (Expense), net
A summary of the components of our other income (expense), net for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2016	2015	($)	(%)
Other income (expense):
Earnings from equity method investments	$5,577	$314	$5,263	*
Royalties, related party	1,189	2,194	(1,005)	(46)%
Interest expense	(1,964)	(1,775)	(189)	11%
Gain on sale of equity method investment	2,078	—	2,078	*
Gain on settlement of note payable	869	—	869	*
Other	(9)	77	(86)	(112)%
Total other income (expense), net	$7,740	$810	$6,930	856%
* Calculation not meaningful

Earnings in equity method investments
The following table details the components of the Company's respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2016	2015
Earnings from CCS	$5,443	$100
Earnings from CCSS	691	1,022
Loss from RCM6	(557)	(808)
Earnings from equity method investments	$5,577	$314

Earnings in equity method investments, and changes related thereto, are impacted by our three equity method investees: CCS, CCSS and RCM6. Earnings in equity method investments increased primarily as a result of an increase in earnings from CCS. Although our CCS earnings increased period over period due to accounting discussed below, CCS's earnings decreased period over period due to the renegotiation of certain RC facility contracts.

During the three months ended March 31, 2016 we recognized $5.4 million in equity income from CCS, compared to our proportionate share of CCS's net income of $8.7 million for the period. During the three months ended March 31, 2015, we recognized $0.1 million in equity income from CCS, compared to our proportionate share of CCS's net income of $9.8 million for the period. The difference between our pro-rata share of CCS's net income and our earnings from our CCS equity method investment as reported on our Condensed Consolidated Statements of Operations relates to the Company previously receiving distributions in excess of the carrying value of the investment, and therefore recognizing such excess distributions as equity method earnings in the period the distributions occur, as discussed in more detail below.

The carrying value of our investment in CCS had been reduced to zero throughout 2015, as cumulative cash distributions received from CCS had exceeded our pro-rata share of cumulative earnings in CCS. Our carrying value of the Company's investment in CCS shall remain zero as long as the cumulative amount of distributions received from CCS continues to exceed our cumulative pro-rata share of CCS's income. For quarterly periods during which the ending balance of our investment in CCS is zero, we only recognize equity income from CCS to the extent that cash distributions are received from CCS during the period. For quarterly periods during which the ending balance of our investment is greater than zero (e.g., when the cumulative earnings in CCS exceeds cumulative cash distributions received), we recognize our pro-rata share of CCS's earnings (losses) for the period, less any amount necessary to recover the cumulative earnings short-fall balance as of the end of the immediately preceding quarter. See additional information related to the Company's investment balance, equity earnings and cash distributions in Note 4 of the Condensed Consolidated Financial Statements.

As a result of earnings from invested RC facilities, CCS net income exceeded cash distributions of $3.4 million to the Company, resulting in the Company no longer having cumulative amount of distributions that exceed our cumulative pro-rata share of CCS's income as of March 31, 2016.

As of March 31, 2016 and 2015, CCS had 13 and 11 invested RC facilities that were generating rental income, respectively. The number of retained RC facilities that were generating Internal Revenue Code Section 45 tax credits ("PTCs") and other tax benefits as of March 31, 2016 and 2015, were zero and eight, respectively.

Equity earnings from our interest in CCSS decreased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to a decrease in the number of RC facilities being operated by CCSS. The weighted-average number of RC facilities for which CCSS had operating and maintenance agreements in place, based upon the number of months each facility was operated during the respective periods, decreased period over period. As of March 31, 2016 and 2015, CCSS had operating and maintenance agreements in place with 13 and 19 RC facilities, respectively. CCSS derives earnings both from fixed-fee arrangements as well as fees that are tied to actual RC production, depending upon the specific RC facility operating and maintenance agreement. The reduction in operated facilities during the three months ended March 31, 2016, was due to suspending operations on retained facilities in order to reduce operating expenses.

During February 2014, we purchased a membership interest in RCM6 and recognized equity method losses resulting from the operation of the RC facility owned by RCM6 in all reporting periods since then; although, RCM6 generated tax credits and tax benefits available to us. Equity losses from our interest in RCM6 decreased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due to our sale of our 24.95% membership interest in RCM6 on March 3, 2016 for a cash payment of $1.8 million and assumption of the outstanding note payable made by the Company in connection with its purchase of RCM6 membership interests from CCS in February 2014. As a result of the sale, the Company is no longer a member of RCM6 and is no longer subject to any quarterly capital calls and variable payments to RCM6.

Although all of our deferred tax assets have a full valuation allowance recorded against them as of March 31, 2016 and March 31, 2015, respectively, we earned the following tax credits which may be available for future benefit related to the operation of retained RC facilities that were not invested:

	Three Months Ended March 31,
(in thousands)	2016	2015
Section 45 tax credits earned	$2,711	$8,276

The decrease in tax credits earned during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was due to the suspension of retained facilities, as described above. Additional information related to our equity method investees is included in Note 4 of the Condensed Consolidated Financial Statements.

Royalties, related party
During the three months ended March 31, 2016 and 2015, there was 3.3 million tons and 4.2 million tons, respectively, of RC produced using M-45TM and M-45-PCTM technologies, which CCS licenses from us. The decrease was due to a reduction in the number of RC retained facilities producing RC with our technologies. During the three months ended March 31, 2016, CCS suspended operations on retained facilities in order to reduce operating expenses. We anticipate royalty income for the remainder of 2016 to approximate the income of the three months ending March 31, 2016, based on similar production results and number of retained facilities, rather than the earnings amounts from the comparable period in 2015 due to the suspension of operations related to retained RC facilities.

Interest expense
During the three months ended March 31, 2016 and 2015, interest expense increased due to interest related to the Credit Agreement, as described in Note 6, of $0.9 million as the Credit Agreement was entered into during the fourth quarter of 2015. This increase was offset by decreases in Internal Revenue Code section 453A ("453A") interest, which requires taxpayers using the installment method to pay an interest charge on the portion of the tax liability that was deferred under the installment method.

Gain on sale of equity method investment
On March 3, 2016, we sold our 24.95% membership interest in RCM6 for a cash payment of $1.8 million and the assumption of the note payable, which the Company entered into in connection with its purchase of RCM6 membership interests from CCS in February 2014. The outstanding balance on the note payable at the time of the sale was $13.2 million. In doing so, we recognized a gain on the sale of $2.1 million, included within the Gain on sale of equity method investment line item in the Condensed Consolidated Statements of Operations.

Gain on settlement of note payable
As of December 31, 2014, we terminated the consulting portion of our agreements with the DSI Business Owner. Per the terms of the remaining agreements the Company was required to make all remaining payments, structured as a note payable, through the third quarter of 2017. In February 2016, we entered into an agreement with the DSI Business Owner to settle the remaining amounts owed of approximately $1.1 million for a one-time payment of $0.3 million. The one-time payment was made during the first quarter of 2016.

Income tax expense
We did not record any federal income tax expense (benefit) during the three months ended March 31, 2016 and 2015 as a result of recording full valuation allowances against all of our net deferred tax assets in all jurisdictions. However, we recorded nominal state income tax expense for the three months ended March 31, 2016 and 2015.

Business Segments
As discussed in Note 12 of the Condensed Consolidated Financial Statements, during the fourth quarter of 2015, the Company realigned is operating segments into two reportable segments: (1) Refined Coal ("RC"); and (2) Emissions Control ("EC"). Following the realignment, the Company retroactively adjusted all segment related disclosures included within the notes to the Condensed Consolidated Financial Statements as well as within this Item. The business segment measurements are computed in accordance with the principles listed below:

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

•	Items not included in operating income are excluded from segment reporting except for 453A and RCM6 interest expense, which are directly attributable to our RC segment.

The principal products and services of our segments are:

1.
RC - Our RC segment derives its earnings from equity method investments as well as royalty payment streams and other revenues related to enhanced combustion of and reduced emissions of both NOX and mercury from the burning of coals. The Company's equity method investments related to the RC segment include CCS, CCSS and RCM6 (until March 3, 2016). Segment revenues include the Company's equity method earnings and losses from the Company's equity method investments and royalty earnings from CCS. These earnings are included within the Earnings from equity method investments and Royalties, related party line items in the Condensed Consolidated Statements of Operations.

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

The following table presents the Company's operating segment results for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenues:
Refined Coal:
Earnings from equity method investments	$5,577	$314
Consulting services	—	21
Royalties	1,189	2,194
	6,766	2,529
Emissions Control:
Equipment sales	21,727	21,115
Consulting services	196	347
Chemical and other	434	274
	22,357	21,736
Total segment reporting revenues	$29,123	$24,265
Adjustments to reconcile to reported revenues:
Refined Coal:
Earnings from equity method investments	$(5,577)	$(314)
Royalties	(1,189)	(2,194)
	(6,766)	(2,508)
Total reported revenues	$22,357	$21,757
Segment operating income
Refined Coal (1)	$7,870	$665
Emissions Control	4,631	621
Total segment operating income	$12,501	$1,286
(1) Included within the RC segment operating income is the $2.1 million gain on sale of RCM6.

RC
The following table details the segment revenues of the Company's respective equity method investments:

	Three Months Ended March 31,
(in thousands)	2016	2015
Earnings from CCS	$5,443	$100
Earnings from CCSS	691	1,022
Loss from RCM6	(557)	(808)
Earnings from equity method investments	$5,577	$314

RC earnings increased primarily due to increased equity earnings in CCS during the three months ended March 31, 2016 compared to 2015, as presented above. This was partially offset by a $1.2 million decrease in royalty earnings from use of M-45TM and M-45-PCTM technologies.

RC segment operating income increased during the three months ended March 31, 2016 compared to 2015 due to the earnings discussed above as well as a $0.7 million decrease in 453A and RCM6 interest expense.

Additional discussion of our equity method investments is included above within our consolidated results and in Note 4 of the Condensed Consolidated Financial Statements.

EC

Discussion of revenues derived from our EC segment and costs related thereto is included above within our consolidated results.

EC segment operating income increased during the three months ended March 31, 2016 compared to 2015 due to the earnings discussed within the consolidated results and decreases of $1.5 million, $0.7 million, $1.0 million, respectively, related to Payroll and benefits, Legal and professional fees and Research and development expense, net. These decreases were due to decreased headcount largely due to the closure of the Company's fabrication facility, a decrease in consultants and legal expenses related to the EC segment and limited research and development expenses in connection with our changing strategic objectives. Additionally, impacting period over period change was an increase due to the settlement of the remaining amounts owed to the former DSI Business Owner, resulting in a reduction of segment expenses of $0.9 million during 2016. Offsetting these items was the allowance related to a note receivable of $0.5 million in 2015.

Liquidity and Capital Resources
Overview of Factors Affecting Our Liquidity
During the three months ended March 31, 2016, our cash and cash equivalents balance continued to decline, primarily due to debt service payments on our short-term borrowing and notes payable, fees incurred to extend the maturity of our short-term borrowing agreement and delivering on our existing contracts and customer commitments. In addition, we continued to incur professional fees related to our Restatement activities and to become current with our 2015 regulatory filings. However, during the three months ended March 31, 2016, our working capital position improved by $3.1 million, primarily due to distributions from CCS, proceeds received from the sale of our interest in RCM6 and the elimination of the related note payable, as well as the favorable settlement of our note payable to the former DSI Business Owner. We expect that the pressure on our working capital will continue for the foreseeable future as we continue to restructure our operations, seek to expand our revenue generating activities and seek resolution of the SEC Inquiry and the conclusion of the private litigation described in Note 8 to the Condensed Consolidated Financial Statements.
Our principal sources of liquidity include:

•	cash on hand;

•	cash provided by our operations;

•	distributions from CCS and CCSS;

•	royalty payments from CCS; and

•	proceeds from the securing of debt facilities, such as the $15 million term loan obtained in October 2015, as described below.
Since April 2014, we have been unable to borrow from our bank line of credit as a result of not being in compliance with certain covenants related to our loan agreement. No borrowings were outstanding as of March 31, 2016 or December 31, 2015. Prior to June 2014, the bank line of credit was used primarily to provide collateral support for certain Letters of Credit that had been issued to customers related to certain contractual performance and payment guarantees, typically provided in lieu of surety bonds. Upon notification of such covenant non-compliance, we were required to secure such letters of credit with cash collateral. Additionally, we are required to provide collateral to other financial institutions that have issued letters of credit providing security for continuing royalty indemnification obligations related to the settlement of certain litigation. The collateral amounts are disclosed on our Condensed Consolidated Balance Sheets as Restricted cash, Restricted cash, long-term and Investment securities, restricted, long-term. As of March 31, 2016 and December 31, 2015, these collateral amounts totaled $11.8 million and $12.0 million, respectively.
Our bank line of credit is available until May 31, 2016. We had no borrowing capacity as of March 31, 2016 and no amounts were drawn on the line of credit during the three months ended March 31, 2016 and 2015, respectively. Additionally, no amounts were drawn on the line of credit through the date of this filing. The Company is in discussions with the lender regarding a possible renewal.
Our primary uses of liquidity during the three months ended March 31, 2016, in addition to the restricted cash assets described above, include costs and expenses related to completing the restatement of prior year financial statements, including litigation and other expenses related thereto; delivering on our existing contracts and customer commitments; our corporate restructuring and realignment of its businesses. Additional uses of liquidity include 453A interest payments, royalty indemnification payments and interest expense and debt repayments on the Company’s short term borrowings.
On October 22, 2015, we entered into a credit agreement for a $15.0 million term loan, with Franklin Mutual Quest Fund and MFP Investors LLC (the "Lenders"), and Wilmington Trust, National Association, as the administrative agent and collateral agent (the “Credit Agreement”), which was subsequently amended in 2016 as discussed below. Under the original terms and conditions, the Credit Agreement matured on April 22, 2016, subject to a three month extension at the Company's option to the extent certain conditions are met. The Credit Agreement bears interest at an annual rate equal to 10.5% and is subject to various prepayment and other premiums if certain events, including a change in control, occur. Upon closing, we received net proceeds of $13.9 million and recorded debt discounts and debt issuance costs of $1.5 million. The debt discounts and debt issuance costs will be amortized to interest expense using the effective interest method over the life of the Credit Agreement. The net proceeds received were being used to fund our working capital needs and general operating purposes. The Credit Agreement may become due prior to maturity based on certain customary events requiring mandatory prepayment, including upon certain asset sales or receipts of certain types of cash proceeds outside the ordinary course of business, upon a change of control, and upon a default.

On February 8, 2016, we amended the Credit Agreement to extend the deadline for completing all 2015 SEC filings to March 30, 2016. On March 30, 2016, we entered into the second amendment to the Credit Agreement, which extended the maturity date to July 8, 2016, extended the deadline for completing all 2015 SEC filings to April 30, 2016, increased the stated interest rate from 10.5% to 15% and increased the minimum unrestricted cash balance requirement from $3.0 million to $3.5 million.

We incurred approximately $0.6 million in fees related to these amendments. As of March 31, 2016, the Company was in compliance with all covenants related to the Credit Agreement. We met all of our 2015 SEC filings requirements on April 19, 2016.

In February 2016, we entered into an agreement with the DSI Business Owner to settle the remaining amount owed under the note payable to the DSI Business Owner which, as of the date of the agreement, was approximately $1.1 million, for a one-time cash payment of approximately $0.3 million. The one-time payment was made during the first quarter of 2016.
On March 3, 2016, the Company sold its entire ownership interest in RCM6. The Company received a cash payment of $1.8 million related to the sale and has no future obligations related to previously recorded notes payable.
Our ability to generate sufficient cash flow required to meet ongoing operational needs and to meet our obligations, including the repayment of the loan under the Credit Agreement, depends upon several factors, including executing on our contracts and initiatives, discussed above, receiving royalty payments from CCS and distributions from CCS and CCSS, and our ability to maintain a significant share of the market and increase operational efficiencies for emissions control equipment, chemicals and services. Increased distributions from CCS will likely be dependent upon maintaining its base of existing tax equity investors, and the securing of additional tax equity investors for those CCS facilities that are currently not operating, or operating as retained RC facilities. If we are unable to generate sufficient cash flow, we may be unable to meet our operational needs and/or repay our loan when due. Should this be the case, we will seek to refinance the loan or obtain alternative financing. If we are unable to refinance the loan or obtain alternative financing, our lenders would be entitled to take possession of the collateral securing the indebtedness, which includes substantially all of our assets, to the extent permitted by the Credit Agreement and applicable law.
The following table summarizes the cash flows of CCS, the entity from which cash distributions to the Company are most significant, for the three months ended March 31, 2016 and 2015, respectively, which directly impact potential distributions to the Company:

	Three Months Ended March 31,
(in thousands)	2016	2015
CCS cash and cash equivalents, beginning of year	$6,182	$3,870
Cash provided by (used in):
Operating activities	10,140	18,031
Investing activities	(2,028)	(7,700)
Financing activities	(4,405)	2,786
Net change in cash and cash equivalents	3,707	13,117
CCS cash and cash equivalents, end of period	$9,889	$16,987

Sources and Uses of Cash
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
Cash and cash equivalents decreased from $9.3 million as of December 31, 2015 to $5.5 million as of March 31, 2016. The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
(in thousands)	2016	2015	Change
Cash provided by (used in):
Operating activities	$(1,823)	$(8,208)	$6,385
Investing activities	1,686	(4,303)	5,989
Financing activities	(3,659)	(932)	(2,727)
Net change in cash and cash equivalents	$(3,796)	$(13,443)	$9,647
Cash flow from operating activities
Cash flows used in operating activities reflect operating gains or losses, as well as the timing of our working capital requirements, in addition to other items discussed herein.
Our cash spend for legal and professional fees for the three months ended March 31, 2016 decreased from that of the comparable prior year period due to a reduction in the professional resources deployed to address the Restatement, causing a decrease in cash outflows of $1.6 million.
Deferred revenue and project costs, shown in the Cost incurred on uncompleted contracts and Billings on uncompleted contracts line items within the Condensed Consolidated Statement of Cash Flows, resulted in a change in the use of operating cash flows on a net basis of $1.0 million due to production of ACI and DSI equipment systems. However, due to the completed contract revenue recognition method, these billings and related costs have not yet been recognized within revenues and cost of sales, respectively.
We are required to provide collateral for certain letters of credit for ACI and DSI equipment, as discussed in Note 8 of our Condensed Consolidated Financial Statements. Cash is pledged as security for letters of credit in the same amount as the assets. There were no material changes related to restricted cash supporting letters of credit for equipment contracts during the three months ended March 31, 2016 compared to the balances as of December 31, 2015. During the three months ended March 31, 2016 and March 31, 2015, restricted cash was needed to collateralize letters of credit related to ACI and DSI equipment.
Our operating cash flow may also be significantly impacted by distributions from our equity investees which are classified as either a return on investment within operating cash flows or a return in excess of investment basis within investing cash flows. During the three months ended March 31, 2015, we received $4.8 million less in total cash distributions from equity method investees than we did during the three months ended March 31, 2016.

Cash flow from investing activities
Advance on note receivable
In December 2014, we loaned $0.5 million to an independent third party to provide financing for the pursuit of emissions technology projects, bearing annual interest of 8%. Interest and principal were payable at maturity of the agreement in June 2015. In March 2015, we loaned an additional $0.5 million to the third party, continuing to bear annual interest at 8%. All interest and principal payments were then deferred until March 2018. Subsequent to the second loan disbursement, it was determined that the independent third party was not awarded contracts, which would have utilized their emissions technology. Without these contracts, we concluded that the ability of the independent third party to repay these loans was in doubt. We have recorded an allowance against the entire principal balance of the note receivable outstanding, reversed accrued interest and put the two respective portions of the note on non-accrual status as of December 31, 2015 and March 31, 2015, respectively.
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

Proceeds from sale of equity method investment
On February 10, 2014, we purchased a 24.95% membership interest in RCM6, which owns a single RC facility that produces RC that qualifies for Section 45 tax credits. Total consideration given included a cash payment of $2.4 million and the execution of a $13.3 million note payable. In addition, we were subject to quarterly capital calls and variable payments based upon differences in originally forecasted RC production as of the purchase date and actual quarterly production. During the three months ended March 31, 2016 and 2015, we funded capital calls and made variable payments of $0.2 million and $0.5 million, respectively. As discussed in Note 4 of our Condensed Consolidated Financial Statements, we sold our investment in RCM6 in March 2016. Proceeds from the sale included $1.8 million in cash and the assumption, by the buyer, of all unpaid amounts outstanding under the original note payable.
As discussed within the Results of Operations and the operating cash flow activities above, our investing cash flow may also be significantly impacted by the classification of cash distributions from equity method investees as either a return on investment within operating cash flows or a return in excess of investment basis within investing cash flows.

Cash flow from financing activities
Short-term borrowings
During the three months ended March 31, 2016 we repaid $1.8 million related to the short-term borrowings under the Credit Agreement. Additionally, we paid $0.6 million in debt issuance costs related to the Second Amendment.
Repayment of notes payable
During the three months ended March 31, 2016 and 2015 we used $1.2 million and $0.7 million cash, respectively, for repayments of principal on the RCM6 and DSI Business Owner notes payable, as described in Note 6 of the Condensed Consolidated Financial Statements. As discussed above, we settled all remaining amounts due to the DSI Business Owner in March 2016 for $0.3 million, which resulted in the recognition of a gain of approximately $0.9 million.
Significant non-cash transactions

	Three Months Ended March 31,
(in thousands)	2016	2015
Settlement of RCM6 note payable	$13,234	$—
Non-cash reduction of equity method investment	$(11,156)	$—
Contractual Obligations
Our contractual obligations as of March 31, 2016 are as follows:

	Payment Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term borrowings, net of discount and deferred loan costs, related party (a)	11,500	11,500	—	—	—
Capital lease obligations	—	—	—	—	—
Operating leases (b)	3,987	1,330	2,657	—	—
Purchase obligations (c)	—	—	—	—	—
Settlement and royalty indemnification (d)	19,071	5,452	13,619	—	—
Other long-term liabilities (e)	3,115	519	1,113	742	741
	$37,673	$18,801	$17,389	$742	$741
(a) Represents principal amount owed and maturing on July 8, 2016. See Credit Agreement discussion above.
(b) During the three months ended March 31, 2015, and in connection with the aforementioned realignment of the Company's operations, the Company entered into an agreement to terminate various lease agreements covering approximately 207 thousand square feet of manufacturing, warehouse and office space located in Pennsylvania. As consideration for terminating the leases, the Company agreed to pay the lessor termination fees of $250 thousand in April 2016 and the same amount in April 2017. These amounts are included within our future operating lease payments as of March 31, 2016.
(c) Purchase obligations does not include commitments pursuant to subcontracts and/or other purchase orders related to equipment contracts since such amounts are expected to be funded under contract billings.

(d) Future cash payments related to our Settlement and royalty indemnification may differ from the payment amounts included within the above schedule due to actual revenues generated by our former equity method investment and changes in estimates related to future revenues. If such differences were to occur, these changes would also impact our results of operations and financial condition.
(e) Obligations related to Other long-term liabilities relate to our November 2014 acquisition of licensed technology from Highview, in the form of a long term, exclusive arrangement, requiring us to make payments over the course of 10 years in the amount of $3.4 million. The technology license agreement was amended in November 2015 to defer license fee payments for a year, to allow us to elect a non-exclusive license at a lower cost, or to terminate the license in return for paying a buy-out fee starting at £0.2 million ($0.3 million based upon the exchange rate in effect as of the date of the November 2015 amendment) if terminated in 2016 and reducing annually over the term of the 10 year agreement.
We have not included obligations related to 453A interest payments due to uncertainty of amounts payable in future periods relating to matters impacting future obligations such as the balance deferred under the installment method at each future balance sheet date and changes in interest rates. However, based upon the number of RC facilities as of March 31, 2016, the estimated ending liability deferred on installment sales as of December 31, 2016 and interest rates in effect as of the date of this Form 10-Q filing, we estimate paying approximately $3.9 million in 453A interest during the year ended December 31, 2016. If no future RC facilities obtain investors, the deferred gain balance would decrease and interest payments, assuming no changes in the applicable interest rate, would also decrease throughout the periods in the table above.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2016, we did not engage in any off-balance sheet arrangements except those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which included operating leases, letters of credit and future 453A interest obligations.
Critical Accounting Policies and Estimates
Our significant accounting policies and estimates have not changed from those reported in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
New Accounting Guidance
Refer to Note 1 of our Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report for new accounting guidance issued during the three months ended March 31, 2016 and subsequent thereto through the date of this filing.
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

(a)	the production of RC will qualify for IRC Section 45 tax credits in conjunction with the production of RC;

(b)	expected growth or contraction in and potential size of our target markets;

(c)	expected supply and demand for our products and services;

(d)	use of third-party manufacturers for the fabrication of DSI systems;

(e)	the effectiveness of our technologies and the benefits they provide;

(f)	CCS’s ability to profitably sell and/or lease additional RC facilities and/or RC facilities that may be returned to CCS, or recognize the tax benefits from their operations;

(g)	our ability to realize the value of our federal and state net operating loss carryforwards, tax credits and other deferred tax assets and the amount of the related valuation allowance over time;

(h)	probability of any loss occurring with respect to CCS Party Guarantees;

(i)	the effects of resolving performance guarantee issues;

(j)	the timing of awards of, and work and related testing under, our contracts and agreements and their value;

(k)
the timing and amounts of or changes in future revenues, royalties earned, backlog, funding for our business and projects, margins, expenses, earnings, tax rate, cash flow, royalty payment obligations, working capital, liquidity and other financial and accounting measures;

(l)	ability to refinance the loan under the Credit Agreement or obtain alternative financing;

(m)	the outcome of current and pending legal proceedings;

(n)	the timing of dissolution of certain of our non-operating subsidiaries;

(o)
the amount and timing of charges incurred associated with, and the impact of, a reduction in force during the second quarter of 2016 and management’s further alignment of the business with strategic objectives; and

(p)	the continuation and outcome of the remediation of material weaknesses in our internal control over financial reporting.
Our expectations are based on certain assumptions, including without limitation, that:

(a)	coal will continue to be a major source of fuel for electrical generation in the United States;

(b)	the IRS will allow the production of RC to qualify for IRC Section 45 tax credits;

(c)	we will continue as a key supplier of equipment, chemicals and services to the coal-fired power generation industry as it seeks to implement reduction of mercury emissions;

(d)	current environmental laws and regulations requiring reduction of mercury from coal-fired boiler flue gases will not be materially weakened or repealed by courts or legislation in the future;

(e)	we will be able to meet any performance guarantees we make and continue to meet our other obligations under contracts;

(f)	we will be able to obtain adequate capital and personnel resources to meet our operating needs and to fund anticipated growth and our indemnity obligations;

(g)	we will be able to establish and retain key business relationships with other companies;

(h)	orders we anticipate receiving will in fact be received;

(i)	governmental audits of our costs incurred under Department of Energy contracts will not result in material adjustments to amounts we have previously received under those contracts;

(j)	we will be able to effectively compete against others;

(k)	we will be able to meet any technical requirements of projects we undertake;

(l)	CCS will be able to sell or lease the remaining RC facilities, including RC facilities that may be returned to CCS, to third party investors; and

(m)	we will be able to utilize our portion of the Section 45 tax credits generated by operation of RC facilities for our benefit.

The forward-looking statements included in this Quarterly Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, timing of new and pending regulations and any legal challenges to or extensions of compliance dates of them; the government’s failure to promulgate regulations or appropriate funds that benefit our business; changes in laws and regulations, accounting rules, prices, economic conditions and market demand; impact of competition; availability, cost of and demand for alternative energy sources and other technologies; technical, start up and operational difficulties; failure of the RC facilities to produce coal that qualifies for tax credits; termination of or amendments to the contracts for RC facilities; decreases in the production of RC; inability to commercialize our technologies on favorable terms; our inability to ramp up our operations to effectively address recent and expected growth in our business; loss of key personnel; potential claims from any terminated employees, customers or vendors; failure to satisfy performance guarantees; availability of materials and equipment for our businesses; intellectual property infringement claims from third parties; pending litigation and the SEC Inquiry; elevated spending on non-recurring cash expenses, which may last longer than expected or reductions in operating costs may be less than expected; identification of additional material weaknesses or significant deficiencies; as well as other factors relating to our business, as described in our filings with the SEC, with particular emphasis on the risk factor disclosures contained in those filings and in Item 1A of this Quarterly Report. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Quarterly Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company is most significantly exposed to interest rate risk related to its obligations to pay 453A interest to the IRS. Additionally, the Company is currently exposed to interest rate risk related to cash equivalents and restricted cash subject to variable interest rates. There have been no material changes from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Foreign Currency Risk
There have been no material changes from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Commodity Price Risk
There have been no material changes from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2016. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016, due to the material weaknesses described in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Notwithstanding the material weaknesses, management has concluded that the Condensed Consolidated Financial Statements included in this Form 10-Q present fairly, in all material aspects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control Over Financial Reporting
Under the applicable SEC rules (Exchange Act Rules 13a-15(f)) and 15d-15(f) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, we have undertaken a broad range of remedial procedures to address material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the three months ended March 31, 2016 and will continue throughout the remainder of 2016. While we continue to implement remediation efforts and design enhancements to our internal control procedures, we believe there were significant changes in internal controls implemented during the year ended December 31, 2015 and three months ended March 31, 2016, but the controls were not in place for a sufficient period of time to conclude on the effectiveness of the controls; therefore, further changes may be required.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company is involved in litigation, claims and other proceedings related to the conduct of our business. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. See Note 8, Commitments and Contingencies, in Part I, Item 1 of this report, for additional discussion.
Item 1A. Risk Factors
There are no material updates to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Compensation Committee of our Board of Directors approved the grant of 72,000 restricted shares of our common stock to our President and Chief Executive Officer effective on January 4, 2016 for retention purposes and services to be rendered to the Company pursuant to our Long Term Incentive Plan under the Amended and Restated 2007 Equity Incentive Plan, as amended (the “2007 Plan”).

On March 1, 2016, the Compensation Committee approved the issuance of an aggregate of 12,864 shares of our common stock to three executive officers at the time and one former executive officer pursuant to the vesting terms of the Performance Share Units previously granted to such recipients under the 2007 Plan.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
10.1	Third Amended and Restated Limited Liability Company Agreement for RCM6, LLC effective as of January 1, 2016*
10.2	Waiver and Release Agreement between Advanced Emissions Solutions, Inc. and Jonathon R. Lagarenne effective as of January 15, 2016*, **	10-K	000-54992	10.31	February 29, 2016
10.3	First Amendment to Credit Agreement, dated as of February 8, 2016, among Advanced Emissions Solutions, Inc., as borrower, the required lenders party thereto, and Wilmington Trust, National Association, as administrative agent.	8-K	000-54992	10.1	February 10, 2016
10.4	Second Amended and Restated Equipment Lease (New Madrid) dated February 26, 2016 between and AEC-NM, LLC and GS RC Investments LLC***	8-K	000-54992	10.1	March 3, 2016
10.5	Second Amendment to Exchange Agreement (New Madrid) dated February 26, 2016 between Clean Coal Solutions, LLC, AEC-NM, LLC and GS RC Investments, LLC***	8-K	000-54992	10.2	March 3, 2016
10.6	Agreement for Purchase of Membership Interests dated March 3, 2016 among ADA-RCM6, LLC, another seller and Liberty Clean Fuels 2, LLC	8-K	000-54992	2.1	March 9, 2016
10.7	Second Amendment to Credit Agreement, dated as of March 30, 2016, among Advanced Emissions Solutions, Inc., as borrower, the required lenders party thereto, and Wilmington Trust, National Association, as administrative agent.	8-K	000-54992	10.1	March 31, 2016
31.1	Certification of Chief Executive Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Chief Financial Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32.1
Certification of Chief Executive Officer and Chief Financial Officer of Advanced Emissions Solutions, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101. INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document

Notes:

*	– Filed herewith.

**	- Management contract or compensatory plan or arrangement.

***	- Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been separately filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Emissions Solutions, Inc.
(Registrant)

Date: May 10, 2016	By:	/s/ L. Heath Sampson
L. Heath Sampson
President, Chief Executive Officer and Treasurer
(Principal Executive and Accounting Officer)

Date: May 10, 2016	By:	/s/ A. Bradley Gabbard
A. Bradley Gabbard
Chief Financial Officer
(Principal Financial Officer)