Form 10-Q
period 2016-06-30
Advanced Emissions Solutions, Inc.
filed 2016-08-09
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. (Check one):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2016
Common stock, par value $0.001 per share	22,037,821

Part I. – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,221	$9,265
Receivables, net	8,950	8,361
Receivables, related parties, net	444	1,918
Restricted cash	4,469	728
Costs in excess of billings on uncompleted contracts	1,254	2,137
Prepaid expenses and other assets	1,781	2,306
Total current assets	19,119	24,715
Restricted cash, long-term	6,700	10,980
Property and equipment, net of accumulated depreciation of $2,528 and $4,557, respectively	1,218	2,040
Investment securities, restricted, long-term	—	336
Cost method investment	2,776	2,776
Equity method investments	3,081	17,232
Other assets	3,714	2,696
Total Assets	$36,608	$60,775
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,263	$6,174
Accrued payroll and related liabilities	3,413	5,800
Current portion of notes payable, related parties	—	1,837
Billings in excess of costs on uncompleted contracts	5,112	9,708
Short-term borrowings, net of discount and deferred loan costs, related party	—	12,676
Legal settlements and accruals	11,470	6,502
Other current liabilities	7,012	7,395
Total current liabilities	30,270	50,092
Long-term portion of notes payable, related party	—	13,512
Legal settlements and accruals, long-term	11,596	13,797
Advance deposit, related party	2,362	2,980
Other long-term liabilities	2,871	5,372
Total Liabilities	47,099	85,753
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock: par value of $.001 and no par value per share, respectively, 50,000,000 shares authorized, none outstanding	—	—
Common stock: par value of $.001 per share, 100,000,000 shares authorized, 22,241,474 and 21,943,872 shares issued, and 21,967,969 and 21,809,164 shares outstanding at June 30, 2016 and December 31, 2015, respectively	22	22
Additional paid-in capital	118,280	116,029
Accumulated deficit	(128,793)	(141,029)
Total stockholders’ deficit	(10,491)	(24,978)
Total Liabilities and Stockholders’ Deficit	$36,608	$60,775

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data and percentages)	2016	2015	2016	2015
Revenues:
Equipment sales	$8,213	$14,236	$29,919	$35,351
Chemicals	613	343	1,047	617
Consulting services and other	125	316	320	684
Total revenues	8,951	14,895	31,286	36,652
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	5,437	13,698	22,470	28,749
Chemicals cost of revenue, exclusive of depreciation and amortization	255	41	396	278
Consulting services cost of revenue, exclusive of depreciation and amortization	77	264	212	690
Payroll and benefits	3,956	9,746	7,759	14,657
Rent and occupancy	632	601	1,026	1,232
Legal and professional fees	1,982	4,387	4,965	8,122
General and administrative	1,346	1,503	2,092	3,385
Research and development, net	(345)	1,860	(143)	3,110
Depreciation and amortization	223	573	454	1,104
Total operating expenses	13,563	32,673	39,231	61,327
Operating loss	(4,612)	(17,778)	(7,945)	(24,675)
Other income (expense):
Earnings from equity method investments	13,754	4,860	19,331	5,174
Royalties, related party	669	2,299	1,859	4,493
Interest income	95	6	118	18
Interest expense	(1,573)	(1,794)	(3,537)	(3,569)
Gain on sale of equity method investment	—	—	2,078	—
Gain on settlement of note payable and licensed technology	151	—	1,019	—
Other	(525)	23	(535)	87
Total other income	12,571	5,394	20,333	6,203
Income (loss) before income tax expense	7,959	(12,384)	12,388	(18,472)
Income tax expense	99	63	152	107
Net income (loss)	$7,860	$(12,447)	$12,236	$(18,579)
Earnings (loss) per common share (Note 1):
Basic	$0.36	$(0.57)	$0.55	$(0.85)
Diluted	$0.35	$(0.57)	$0.55	$(0.85)
Weighted-average number of common shares outstanding:
Basic	21,875	21,715	21,895	21,728
Diluted	22,187	21,715	22,204	21,728

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities
Net income (loss)	$12,236	$(18,579)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	454	1,104
Amortization of debt issuance costs	1,152	50
Impairment of property and equipment and inventory	517	46
Interest costs added to principal balance of notes payable	—	432
Share-based compensation expense	1,543	5,459
Earnings from equity method investments	(19,331)	(5,174)
Gain on sale of equity method investment	(2,078)	—
Gain on settlement of note payable and licensed technology	(1,019)	—
Other non-cash items, net	34	688
Changes in operating assets and liabilities, net of effects of acquired businesses:
Receivables	(627)	7,625
Related party receivables	1,473	(226)
Prepaid expenses and other assets	806	(460)
Costs incurred on uncompleted contracts	17,201	2,363
Restricted cash	1,089	(709)
Other long-term assets	(2,630)	231
Accounts payable	(2,910)	2,713
Accrued payroll and related liabilities	(1,596)	1,651
Other current liabilities	(101)	1,348
Billings on uncompleted contracts	(20,910)	(9,420)
Advance deposit, related party	(618)	(1,496)
Other long-term liabilities	(1,336)	19
Legal settlements and accruals	2,767	(1,472)
Distributions from equity method investees, return on investment	5,900	19
Net cash used in operating activities	(7,984)	(13,788)

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash flows from investing activities
Maturity of investment securities, restricted	336	—
Increase in restricted cash	(550)	(1,200)
Acquisition of property and equipment, net	(111)	(380)
Advance on note receivable	—	(500)
Acquisition of business	—	(2,124)
Purchase of and contributions to equity method investees	(223)	(230)
Proceeds from sale of equity method investment	1,773	—
Distributions from equity method investees in excess of cumulative earnings	14,875	4,730
Net cash provided by investing activities	16,100	296
Cash flows from financing activities
Repayments on short-term borrowings, related party	(13,250)	—
Repayments on notes payable, related party	(1,246)	(1,014)
Short-term borrowing loan costs	(579)	—
Repurchase of shares to satisfy tax withholdings	(85)	(262)
Net cash used in financing activities	(15,160)	(1,276)
Decrease in Cash and Cash Equivalents	(7,044)	(14,768)
Cash and Cash Equivalents, beginning of period	9,265	25,181
Cash and Cash Equivalents, end of period	$2,221	$10,413
Supplemental disclosures of cash information:
Cash paid for interest	$1,436	$2,993
Cash paid (refunded) for income taxes	$(72)	$146
Supplemental disclosure of non-cash investing and financing activities:
Restricted stock award reclassification (liability to equity)	$899	$—
Settlement of RCM6 note payable	$13,234	$—
Non-cash reduction of equity method investment	$11,156	$—

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation
Nature of Operations
Advanced Emissions Solutions, Inc. ("ADES" or the "Company"), a Delaware corporation with its principal office located in Highlands Ranch, Colorado, is principally engaged in providing environmental and emissions control equipment, technologies and specialty chemicals to the coal-burning electric power generation industry. Although the Company has historically operated at a net loss, the Company generates substantial earnings and tax credits under Section 45 of the Internal Revenue Code ("IRC") from its equity investments in certain entities and royalty payment streams related to technologies that are licensed to Clean Coal Solutions, LLC, a Colorado limited liability company ("CCS"). Such technologies allow CCS to provide their customers with various solutions to enhance combustion and reduced emissions of nitrogen oxide ("NOx") and mercury from coal burned to generate electrical power. The Company’s sales occur principally throughout the United States. See Note 12 for additional information regarding the Company's operating segments.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of ADES are unaudited and have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") and with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.
The unaudited Condensed Consolidated Financial Statements of ADES in this quarterly report are presented on a consolidated basis comprising ADES and its direct and indirect, wholly-owned subsidiaries: ADA-ES, Inc. ("ADA"), a Colorado corporation; BCSI, LLC ("BCSI"), a Delaware limited liability company; Advanced Clean Energy Solutions, LLC ("ACES"), a Delaware limited liability company; ADEquity, LLC ("ADEquity"), a Delaware limited liability company; ADA Environmental Solutions, LLC ("ADA LLC"), a Colorado limited liability company; ADA Intellectual Property, LLC ("ADA IP"), a Colorado limited liability company; ADA-RCM6, LLC ("ADA-RCM6"), a Colorado limited liability company; ADA Analytics, LLC, a Delaware limited liability company and ADA Analytics Israel Ltd. (collectively with ADA Analytics, LLC, "ADA Analytics"), an Israel limited liability company. ADA LLC and ADA IP had no operations for the three and six months ended June 30, 2016 and 2015, nor during the year ended December 31, 2015.
Included within the unaudited Condensed Consolidated Financial Statements of ADES in this quarterly report are its investments, CCS and Clean Coal Solutions Services, LLC ("CCSS"), which are accounted for using the equity method of accounting. As discussed in Note 4, the Company sold its equity investment in RMC6 in March 2016, which was also accounted for using the equity method prior to the sale.
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
Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of and for the three and six months ended June 30, 2016 and 2015.
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
Liquidity
During the six months ended June 30, 2016, the Company's cash and cash equivalents balance continued to decline, primarily due to debt service payments on our short-term loan, discussed in Note 8 (the “Credit Agreement”) and notes payable, fees incurred to extend the maturity of our Credit Agreement, the payoff of our Credit Agreement on June 30, 2016 and delivering on our existing contracts and customer commitments. In addition, the Company continued to incur professional fees related to the re-audit and restatement of prior financial statements (the "Restatement") and to become current with its regulatory filings.

The Company's working capital increased by $14.2 million during the six months ended June 30, 2016, primarily due to distributions from CCS and CCSS, reduction in operated retained RC facilities, proceeds received from the sale of our interest in RCM6 and the elimination of the related note payable, as well as the favorable settlement of our note payable to the former-sole owner of companies from which BCSI acquired its assets (the "DSI Business Owner"). Working capital was also positively affected by net income for the three and six months ended June 30, 2016, which was driven in part by significantly improved performance from our Refined Coal ("RC") segment, specifically cash distributions. The Company expects that the pressure on our working capital will continue as we continue to restructure our operations and seek to expand our revenue generating activities.
The Company's ability to generate sufficient cash flow required to meet ongoing operational needs and to meet obligations depends upon several factors, including executing on the Company's contracts and initiatives, receiving royalty payments from CCS and distributions from CCS and CCSS, and our ability to maintain and grow our share of the market and increase operational efficiencies for emissions control equipment, chemicals and services. Increased distributions from CCS will likely be dependent upon the securing of additional tax equity investors for those CCS facilities that are currently not operating, or operating as retained RC facilities. If we are unable to generate sufficient cash flow, we may be unable to meet our operational needs. We are working to renegotiate the terms of the existing revolving credit facility to enable the Company to have borrowing capacity to provide short-term liquidity for operating purposes. If we are unable to obtain such financing, we will continue to restructure our operations to adequately manage our cash position.
Earnings (Loss) Per Share
The Company computes earnings (loss) per share in accordance with FASB ASC 260-10. Under this guidance, unvested restricted stock awards ("RSA's") that contain non-forfeitable rights to dividends or dividend equivalents are deemed to be participating securities and, therefore, are included in computing basic earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings (losses). The Company did not declare any cash dividends during the three-month or six-month periods ended June 30, 2016 or 2015.
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
Diluted earnings (loss) per share takes into consideration shares of common stock and unvested RSA's outstanding (computed under basic earnings (loss) per share) and potentially dilutive shares of common stock. Potentially dilutive shares consist of vested, in-the-money outstanding options, Stock Appreciation Rights ("SAR's") and contingent Performance Share Units ("PSU's") (collectively "Potential dilutive shares"). When there is a loss from continuing operations, all potentially dilutive shares become anti-dilutive and are thus excluded from the calculation of diluted loss per share.
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

The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net income (loss)	$7,860	$(12,447)	$12,236	$(18,579)
Less: Undistributed income (loss) allocated to participating securities	83	(130)	109	(215)
Income (loss) attributable to common stockholders	$7,777	$(12,317)	$12,127	$(18,364)

Basic weighted-average common shares outstanding	21,875	21,715	21,895	21,728
Add: dilutive effect of equity instruments	312	—	309	—
Diluted weighted average shares outstanding	22,187	21,715	22,204	21,728
Earnings (loss) per share - basic	$0.36	$(0.57)	$0.55	$(0.85)
Earnings (loss) per share - diluted	$0.35	$(0.57)	$0.55	$(0.85)
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive to the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
(share data in thousands)	2016	2015	2016	2015
Stock options	—	18	—	24
Restricted stock awards	—	161	—	181
Performance share units	—	200	—	195
Stock appreciation rights	—	2	—	6
Total shares excluded from diluted shares outstanding	—	381	—	406
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
New Accounting Guidance
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting (Topic 718), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. The Company adopted this standard effective as of January 1, 2016. There was no material impact to the Company’s financial statements or disclosures from the adoption of this standard.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which (1) clarifies the principle for determining whether a good or service is "separately identifiable" from other promises in the contract and, therefore, should be accounted for separately; (2) clarifies that entities are not required to identify promised goods or services that are immaterial in the context of the contract; and (3) allows entities to elect to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service. The new standard also provides guidance with respect to the classification of licensed intellectual property as either "functional" or "symbolic," which determines when revenues from licensed intellectual property are recognized. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.

In May 2016, the FASB issued ASU No. 2016-11, "Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting ("EITF")," which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.

Other than as disclosed above or in the 2015 Form 10-K, there are no other new accounting standards that would have a material effect on the Company’s financial statements and disclosures that have been issued but not yet adopted by the Company as of June 30, 2016, and through the filing date of this report.
Note 2 - Restructuring
The Company recorded restructuring charges during the three and six months ended June 30, 2016 and 2015 in connection with a reduction in force, the departure of certain executive officers and management's further alignment of the business with strategic objectives. These charges related to severance arrangements with departing employees and executives, as well as non-cash charges related to the acceleration of vesting of certain stock awards. The Company expects to incur additional charges during the remainder of 2016 associated with management's further alignment of the business with strategic objectives, which will impact the Emissions Control and All Other and Corporate business segments.

A summary of the net pretax charges, incurred by segment, for each period is as follows:

		Pretax Charge
(in thousands, except employee data)	Approximate Number of Employees	Refined Coal	Emissions Control	All Other and Corporate	Total
Three Months Ended June 30, 2016
Restructuring charges	19	$—	$468	$316	$784
Changes in estimates		—	—	—	—
Total pretax charge, net of reversals		$—	$468	$316	$784

Six Months Ended June 30, 2016
Restructuring charges	22	$—	$468	$599	$1,067
Changes in estimates		—	—	—	—
Total pretax charge, net of reversals		$—	$468	$599	$1,067

Three Months Ended June 30, 2015
Restructuring charges	41	$—	$1,801	$3,764	$5,565
Changes in estimates		—	(2)	—	(2)
Total pretax charge, net of reversals		$—	$1,799	$3,764	$5,563

Six Months Ended June 30, 2015
Restructuring charges	45	$—	$1,801	$4,242	$6,043
Changes in estimates		—	(12)	—	(12)
Total pretax charge, net of reversals		$—	$1,789	$4,242	$6,031

The following table summarizes the Company’s change in restructuring accruals for the six months ended June 30, 2016:

(in thousands)	Employee Severance	Facility Closures
Remaining accrual as of December 31, 2015	$2,581	$777
Expense provision (1)	1,067	—
Cash payments and other (1)	(1,933)	(320)
Change in estimates	—	(210)
Remaining accrual as of June 30, 2016	$1,715	$247

(1) Included within the Expense provision and Cash payments and other line items in the above table is equity based compensation of $0.2 million for the six months ended June 30, 2016, resulting from the accelerated vesting of modified equity-based compensation awards for certain terminated employees.

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
Note 4 - Equity Method Investments
Clean Coal Solutions, LLC
The Company's ownership interest in CCS was 42.5% as of June 30, 2016 and December 31, 2015. CCS supplies technology equipment and technical services to cyclone-fired, pulverized coal and other boiler users, but CCS's primary purpose is to put into operation facilities that produce RC that qualify for tax credits available under Section 45 of the IRC ("Section 45 tax credits"). CCS has been determined to be a variable interest entity ("VIE"); however, the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance and has therefore accounted for the investment under the equity method of accounting. The Company determined the partners of CCS with voting rights had identical voting interests, equity control interests and board control interests, and therefore, concluded that the power to direct the activities that most significantly impact the VIE’s economic performance was shared.
The following tables summarize the results of operations of CCS for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Gross profit	$21,154	$24,905	$47,680	$55,834
Operating, selling, general and administrative expenses	4,956	7,147	10,468	12,503
Income from operations	16,198	17,758	37,212	43,331
Other expenses	(3,021)	470	(4,036)	329
Class B preferred return	(1,043)	(1,632)	(2,186)	(3,362)
Loss attributable to noncontrolling interest	3,951	1,782	5,907	3,113
Net income available to Class A members	$16,085	$18,378	$36,897	$43,411
ADES equity earnings	$12,832	$4,630	$18,275	$4,730
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
As shown in the tables below, the Company’s carrying value in CCS had been reduced to zero throughout 2015, as cumulative cash distributions received from CCS had exceeded the Company's pro-rata share of cumulative earnings in CCS. The carrying value of the Company's investment in CCS shall remain zero as long as the cumulative amount of distributions received from CCS continues to exceed the Company's cumulative pro-rata share of CCS's income. For quarterly periods during which the ending balance of the Company's investment in CCS is zero, the Company only recognizes equity income from CCS to the extent that cash distributions are received from CCS during the period. For quarterly periods during which the ending balance of the Company's investment is greater than zero (e.g., when the cumulative earnings in CCS exceeds cumulative cash distributions received), the Company recognizes its pro-rata share of CCS's earnings (losses) for the period, less any amount necessary to recover the cumulative earnings short-fall balance as of the end of the immediately preceding quarter. During the three and six months ended June 30, 2016, the Company's cumulative amount of distributions received from CCS exceeded the Company's cumulative pro-rata share of CCS's income. As such, the Company recognized equity earnings from CCS in the amount of $12.8 million and $18.3 million, respectively. As of June 30, 2016, the Company's carrying value in CCS has been reduced to zero, as cumulative cash distributions received from CCS have exceeded the Company's pro-rata share of cumulative earnings in CCS. If CCS subsequently reports net income, the Company will not record its pro-rata share of such net income until the cumulative share of pro-rata income equals or exceeds the amount of its cumulative income recognized due to the receipt of cash distributions. Until such time, the Company will only report income from CCS to the extent of cash distributions received during the period.
Thus, the amount of equity income or loss reported on the Company's income statement may differ from a mathematical calculation of net income or loss attributable to the equity interest based upon the factor of the equity interest and the net income or loss attributable to equity owners as shown on CCS’s income statement. Additionally, for periods during which the carrying value of the Company's investment in CCS is greater than zero, distributions from CCS are reported on our Condensed Consolidated Statements of Cash Flows as "Distributions from equity method investees, return on investment" within Operating cash flows. For periods during which the carrying value of the Company's investment in CCS is zero, such cash distributions are reported on our Condensed Consolidated Statements of Cash Flows as "Distributions from equity method investees in excess of investment basis" within Investing cash flows.
The following table presents the Company's investment balance, equity earnings and cash distributions in excess of the investment balance, on a quarterly basis, for the three and six months ended June 30, 2016 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Memorandum Account: Cash distributions and equity loss in (excess) of investment balance
Beginning balance	12/31/15	$—	$—	$—	$(3,263)
ADES proportionate share of income from CCS (1)	First Quarter	8,706	8,706	—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	First Quarter	(3,263)	(3,263)	—	3,263
Cash distributions from CCS	First Quarter	(3,400)	—	3,400	—
Total investment balance, equity earnings (loss) and cash distributions	3/31/2016	2,043	$5,443	$3,400	—
ADES proportionate share of income from CCS (1)	Second Quarter	6,758	$6,758	$—	—
Cash distributions from CCS	Second Quarter	(14,875)	—	14,875	—
Adjustment for current year cash distributions in excess of investment balance	Second Quarter	6,074	6,074	—	(6,074)
Total investment balance, equity earnings (loss) and cash distributions	6/30/2016	$—	$12,832	$14,875	$(6,074)
The following table presents the Company's investment balance, equity earnings and cash distributions in excess of the investment balance, on a quarterly basis, for the three and six months ended June 30, 2015 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Memorandum Account: Cash distributions and equity loss in (excess) of investment balance
Beginning balance	12/31/2014	$—	$—	$—	$(29,877)
ADES proportionate share of income from CCS (1)	First Quarter	9,827	9,827	—	—
Recovery of cumulative distributions and equity losses in excess of investment balance	First Quarter	(9,827)	(9,827)	—	9,827
Cash distributions from CCS	First Quarter	(100)	—	100	—
Adjustment for current year cash distributions in excess of investment balance	First Quarter	100	100	—	(100)
Total investment balance, equity earnings (loss) and cash distributions	3/31/2015	—	$100	$100	(20,150)
ADES proportionate share of income from CCS (1)	Second Quarter	7,825	$7,825	$—	—
Recovery of cumulative distributions and equity losses in excess of investment balance	Second Quarter	(7,825)	(7,825)	—	7,825
Cash distributions from CCS	Second Quarter	(4,630)	—	4,630	—
Adjustment for current year cash distributions in excess of investment balance	Second Quarter	4,630	4,630	—	(4,630)
Total investment balance, equity earnings (loss) and cash distributions	6/30/2015	$—	$4,630	$4,630	$(16,955)
(1) The amounts of the Company's 42.5% proportionate share of net income as shown in the table above differ from mathematical calculations of the Company’s 42.5% equity interest in CCS multiplied by the amounts of Net Income available to Class A members as shown in the table above of CCS results of operations due to adjustments related to the Redeemable Class B preferred return and the elimination of CCS earnings attributable to RCM6, of which the Company owned 24.95% during the periods presented through March 6, 2016. As noted below, the Company sold its interest in RCM6 on March 3, 2016.
Clean Coal Solutions Services, LLC
On January 20, 2010, the Company, together with NexGen Refined Coal, Inc. ("NexGen"), formed CCSS, a Colorado limited liability company, for the purpose of operating the RC facilities leased or sold to third parties. The Company has determined that CCSS is not a VIE and has evaluated the consolidation analysis under the Voting Interest Model. The Company has a 50% voting and economic interest in CCSS, which is equivalent to the voting and economic interest of NexGen. Therefore, as the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for the investment under the equity method of accounting. The Company’s investment in CCSS as of June 30, 2016 and December 31, 2015 was $3.1 million and $4.0 million, respectively.
The following table summarizes the results of operations of CCSS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Gross loss	$(14,473)	$(9,732)	$(27,098)	$(19,895)
Operating, selling, general and administrative expenses	31,128	41,008	67,390	78,954
Loss from operations	(45,601)	(50,740)	(94,488)	(98,849)
Other expenses	(20)	(70)	(40)	(75)
Loss attributable to noncontrolling interest	47,465	53,110	97,754	103,268
Net income	$1,844	$2,300	$3,226	$4,344
ADES equity earnings	$922	$1,150	$1,613	$2,172
Included within the Consolidated Statement of Operations of CCSS for the three and six months ended June 30, 2016 and 2015, respectively, were losses related to VIE's of CCSS. These losses do not impact the Company's equity earnings from CCSS as 100% of those losses are removed from the net income of CCSS as they are losses attributable to a noncontrolling interest.

RCM6, LLC
On February 10, 2014, the Company purchased a 24.95% membership interest in RCM6, which owned a single RC facility that produced RC that qualified for Section 45 tax credits, from CCS through a combination of an up-front payment and note payable to CCS. Due to the payment terms of the note purchase agreement, the note payable was periodically negatively amortizing. The balance of the note payable as of December 31, 2015 was $14.2 million. In addition to the up-front and subsequent note payments, the Company was also subject to quarterly capital calls and variable payments based upon differences in originally forecasted RC production as of the purchase date and actual quarterly production. The following table presents the capital calls and variable payments made by the Company related to its investment in RCM6 during the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Capital calls and variable payments (1)	$—	$(238)	$223	$230
(1) During the three months ended June 30, 2015, net capital calls and variable payments were negative due to a true-up calculation by CCS of the cumulative variable payments related to the RCM6 purchase by which the Company received a refund of $0.4 million.
RCM6 was determined to be a VIE, however, during the periods presented, the Company did not have the power to direct the activities that most significantly impacted the VIE's economic performance and has therefore accounted for the investment under the equity method of accounting.
As of December 31, 2015, the Company’s ownership in RCM6 was 24.95%. The carrying value of the Company’s investment in RCM6 as of December 31, 2015 was $13.3 million. On March 3, 2016, the Company sold its 24.95% membership interest in RCM6 for a cash payment of $1.8 million and the assumption, by the buyer, of the outstanding note payable made by the Company in connection with its purchase of RCM6 membership interests from CCS in February 2014. In doing so, the Company recognized a gain on the sale of $2.1 million, which is included within the Gain on sale of equity method investment line item in the Condensed Consolidated Statements of Operations. As a result of the sale of its ownership interest, the Company ceased to be a member of RCM6 and, as such, is no longer subject to any quarterly capital calls and variable payments to RCM6. In addition, the Company has no future obligations related to the previously recorded note payable. However, the Company will still receive its pro-rata share of income and cash distributions through its ownership in CCS based on the RCM6 RC facility lease payments made to CCS.
Prior to the sale of its ownership interest, the Company recognized equity losses related to its investment in RCM6 of $0.6 million for the three months ended March 31, 2016. The following table summarizes the results of operations of RCM6 for the period from January 1 to March 3, 2016, and the three and six months ended June 30, 2015:

	Three Months Ended June 30,		January 1-March 3,	Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Gross loss	$—	$(1,180)	$(555)	$(1,980)
Operating expenses	—	516	360	977
Loss from operations	—	(1,696)	(915)	(2,957)
Other expenses	—	(89)	(52)	(162)
Net loss	$—	$(1,785)	$(967)	$(3,119)
ADES equity losses	$—	$(920)	$(557)	$(1,728)
The following table details the components of the Company's respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Earnings from CCS	$12,832	$4,630	$18,275	$4,730
Earnings from CCSS	922	1,150	1,613	2,172
Loss from RCM6	—	(920)	(557)	(1,728)
Earnings from equity method investments	$13,754	$4,860	$19,331	$5,174

The following table details the components of the cash distributions from the Company's respective equity method investments included within the Condensed Consolidated Statements of Cash Flows. Distributions from equity method investees are reported on our Condensed Consolidated Statements of Cash Flows as "return on investment" within Operating cash flows until such time as the carrying value in an equity method investee company is reduced to zero; thereafter, such distributions are reported as "distributions in excess of cumulative earnings" within Investing cash flows.

	Six Months Ended June 30,
(in thousands)	2016	2015
Distributions from equity method investees, return on investment
CCS	$3,400	$—
CCSS	2,500	19
	$5,900	$19
Distributions from equity method investees in excess of investment basis
CCS	$14,875	$4,730
	$14,875	$4,730

Note 5 - Investments

The Company had investment securities related to certificates of deposit in the amount of $0.3 million as of December 31, 2015. No unrealized gains or losses were recorded as of December 31, 2015 related to these investment securities. The Company did not have any investment securities related to certificates of deposit as of June 30, 2016.
In November 2014, the Company acquired an 8% ownership interest in the common stock of Highview Enterprises Limited ("Highview"), a London, England based developmental stage company specializing in power storage, for $2.8 million in cash. The Company evaluated the investment and determined that it should account for the investment under the cost method. This investment is evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. As of June 30, 2016 and December 31, 2015, no indicators of impairment had been identified with respect to the cost method investment in Highview. When there are no indicators of impairment present, the Company estimates the fair value for the investment only if it is practical to do so. As of June 30, 2016, the Company estimated that the fair value of the cost method investment based upon an equity raise completed by Highview during the second quarter of 2016 at a price of £4.60 per share. As £4.60 per share exceeds our cost per share of £4.25, there was no impairment as of June 30, 2016. As of December 31, 2015, the Company estimated that the fair value of the cost method investment approximated the November 2014 purchase price due to the proximity of the purchase date to December 31, 2015.

Note 6 - Borrowings

The following table summarizes the Company's borrowings and notes payable, all of which were with related parties:

	As of
(in thousands)	June 30, 2016	December 31, 2015
Short-term borrowings
Credit Agreement, net of discount and deferred loan costs	$—	$12,676
Total short-term borrowings	$—	$12,676
Current portion of notes payable
RCM6 note payable, net of discount	$—	$1,207
DSI Business Owner note payable	—	630
Total current portion of short-term borrowings and notes payable	—	1,837
Long-term portion of notes payable
RCM6 note payable, net of discount	—	13,023
DSI Business Owner note payable	—	489
Total long-term portion of notes payable	—	13,512
Total notes payable	$—	$15,349
Credit Agreement
On October 22, 2015, the Company entered into a credit agreement for a $15.0 million short-term loan (the "Credit Agreement") with Franklin Mutual Quest Fund and MFP Investors LLC (the "Lenders"), and Wilmington Trust, National Association, as the administrative agent and collateral agent (the "Administrative Agent" ),which was subsequently amended in 2016 as discussed below. Under the original terms and conditions, the Credit Agreement was scheduled to mature on April 22, 2016, subject to a three month extension at the Company's option to the extent certain conditions were met. The Credit Agreement's annual interest rate was equal to 10.5% and was subject to various prepayment and other premiums if certain events, including a change in control, occurred. The Company received net proceeds of $13.5 million and recorded an initial debt discount and debt issuance costs totaling $1.5 million. The debt discounts and debt issuance costs were amortized to interest expense using the effective interest method over the life of the Credit Agreement. As of December 31, 2015, the unamortized debt discount and issuance costs were $0.6 million. The net proceeds were used to fund working capital needs and for general operating purposes of the Company and its subsidiaries.
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
On June 30, 2016, the Company, the required Lenders under the Credit Agreement and the Administrative Agent agreed to terminate the Credit Agreement (the "Payoff Letter") prior to the maturity date of July 8, 2016, effective upon the Company’s prepayment of the total principal balance of the loans and advances made to or for the benefit of the Company, together with all accrued but unpaid interest, and the total amount of all fees, costs, expenses and other amounts owed by the Company thereunder, including a prepayment premium (the "Payoff Amount"). The Payoff Amount was paid on June 30, 2016 (the "Payoff Date") and equaled $9.9 million. The Payoff Letter included a waiver by the Lenders for a portion of the prepayment premium of 4% reflected in the Credit Agreement.
All obligations of the Company under the Credit Agreement were unconditionally guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than ADA Analytics, LLC) and were secured by perfected security interests in substantially all of the assets of the Company and the guarantors, subject to certain agreed upon exceptions.
The Lenders were beneficial owners of Common Stock in the Company. The Credit Agreement was approved by the Company's Board of Directors and by the Audit Committee as a related party transaction.
CCS - RCM6 Note Payable
The Company acquired membership interests in RCM6 from CCS in February 2014, through an up-front payment and a note payable (the "RCMC Note Payable") . Due to the payment terms of the note purchase agreement, the RCMC Note Payable periodically added interest to the outstanding principal balance. The stated rate associated with the RCMC Note Payable was 1.65% and the effective rate of the RCMC Note Payable at inception was 20%. Due to the difference between the stated rate and the effective rate, the RCMC Note Payable was carried at a discount of $7.6 million as of December 31, 2015. As discussed in Note 4, on March 3, 2016, the Company sold its 24.95% membership interest in RCM6 and, as a result, the Company has no future obligations related to the previously recorded RCMC Note Payable.
DSI Business Owner
As of December 31, 2014, the Company terminated the consulting portion of the agreements with the DSI Business Owner, as described in Note 9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. However, according to the terms of the remaining agreements, the Company was required to make all remaining payments structured as a note payable through the third quarter of 2017. In February 2016, the Company entered into an agreement with the DSI Business Owner and settled the remaining amounts owed as of the date of the agreement of approximately $1.1 million for $0.3 million, which was paid during the first quarter of 2016. The difference between the remaining amounts owed and the settlement amount has been included within the Gain on settlement of note payable and licensed technology line item in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016.
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

	As of June 30, 2016		As of December 31, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Instruments:
Investment securities:
Cost method investment (1)	$2,776	$2,964	$2,776	$2,776
Investment securities, restricted, long-term	$—	$—	$336	$336
Notes Payable:
Short-term borrowings, net of discount and deferred loan costs, related party	$—	$—	$12,676	$12,676
Current portion of notes payable, related party (2)	$—	$—	$1,837	$1,457
Long-term portion of notes payable, related party (2)	$—	$—	$13,512	$13,273
Highview technology license payable	$238	$238	$519	$519
Highview technology license payable, long-term	$—	$—	$1,038	$1,038
Stock appreciation rights, liability-classified equity award (3)	$—	$—	$742	$742

(1) Fair value is based on the investee's recently completed equity raise at £4.60 per share. Refer to Note 5 for further discussion of this investment. The fair value has been calculated using the historical spot rate as of the acquisition date.
(2) The fair value related to the DSI Business Owner note payable amounts as of December 31, 2015 was determined using the settlement agreement amount of $0.3 million, as described in Note 6.
(3) Based upon the approval of amendments to the 2007 Equity Incentive Plan by stockholders during the second quarter of 2016, SAR's that were previously reported as liability classified equity awards became option awards and were reclassified to equity awards as the settlement of the award was within the control of the Company.
Concentration of credit risk
The Company's certificates of deposits and virtually all of the Company's restricted and unrestricted cash accounts are at two financial institutions. If those institutions were to be unable to perform their obligations, the Company would be at risk regarding the amount of cash and investments in excess of the Federal Deposit Insurance Corporation limits ($250 thousand) that would be returned to the Company.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The estimated fair values of investment securities are described below. Refer to Note 5 of these Condensed Consolidated Financial Statements for additional information regarding the Company’s investment securities.
Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The Company uses the hierarchy prescribed in the accounting guidance for fair value measurements based upon the available inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:
Level 1 Inputs - Quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.
Level 2 Inputs - Inputs other than quoted prices within Level 1 that are observable either directly or indirectly, including but not limited to quoted prices in markets that are not active, quoted prices in active markets for similar assets or liabilities and observable inputs other than quoted prices such as interest rates or yield curves.
Level 3 Inputs - Unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.
Financial instruments carried and measured at fair value on a recurring basis are presented in the table below according to the fair value hierarchy described above. There were no financial instruments carried and measured at fair value on a recurring basis as of June 30, 2016.

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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During December 2014 and March 2015, the Company loaned a total of $1.0 million to an independent technology development company exploring energy storage to provide financing to pursue emissions technology projects, bearing annual interest of 8%. Interest and principal were payable at maturity in March 2018. Subsequent to the second loan disbursement, the Company became aware that the independent technology development company exploring energy storage was not awarded contracts that would have utilized their emissions technology. The Company also became aware that without these contracts, the ability of the independent third party to repay these loans was in doubt. As a result, the Company has recorded an allowance against the entire principal balance of the notes receivable, reversed accrued interest and put the note on non-accrual status.
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
In June 2016, the Company sold certain inventory and property and equipment having a net book value of approximately $0.5 million. The Company recorded an impairment charge of approximately $0.5 million for the three and six months ended June 30, 2016.

The fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Additionally, the Company previously recorded impairment charges related to a Note Receivable, as discussed in Note 11.

Note 8 - Commitments and Contingencies
Legal Proceedings

The Company is involved in certain legal actions, described below. The outcomes of these legal actions are not within the Company’s complete control and may not be finalized for prolonged periods of time. In the described actions, the claimants seek monetary damages and other penalties. In accordance with U.S. GAAP, the Company records a liability in the Condensed Consolidated Financial Statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages, or, potentially involve penalties or fines. In the described actions, the Company has either engaged in settlement mediation with the claimants or engaged in communications with the applicable governmental agency, and has reached agreement in principle with regard to the amount of monetary damages required to settle each action such that the amount is probable and reasonably estimable. The Company cannot predict the timing of resolution or the final outcome of any legal proceedings as described in the paragraphs below, nor can it provide any assurance that the ultimate resolution of any such matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Securities class action lawsuit: United Food and Commercial Workers Union v. Advanced Emissions Solutions, Inc., No. 14-cv-01243-CMA-KMT (U.S. District Court, D. Colo.)

A class action lawsuit against ADES and certain of its current and former officers is pending in the federal court in Denver, Colorado ("U.S. District Court"). This lawsuit and a companion case were originally filed in May 2014. On February 19, 2015, the U.S. District Court consolidated these cases and appointed the United Foods and Commercial Workers Union and Participating Food Industry Employers Tri-State Pension Fund as lead plaintiff and approved its selection of the law firms. The consolidated case is now captioned United Food and Commercial Workers Union v. Advanced Emissions Solutions, Inc., No. 14-cv-01243-CMA-KMT (U.S. District Court, D. Colo.) (the “Denver Securities Litigation”).

The lead plaintiff filed "Lead Plaintiff’s Consolidated Class Action Complaint" on April 20, 2015 (the "Consolidated Complaint"). The Consolidated Complaint names as defendants the Company and certain current and former Company officers.
Plaintiffs allege that ADES and other defendants ("Defendants") misrepresented to the investing public the Company’s financial condition and its financial controls to artificially inflate and maintain the market price of ADES’s common stock. The Consolidated Complaint alleges two claims for relief for: 1) alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, and 2) control person liability under Section 20(a) of the Exchange Act.

The Consolidated Complaint seeks unspecified monetary damages together with costs and attorneys’ fees incurred in prosecuting the class action, among other relief, and alleges a class period covering all purchasers or acquirers of the common stock of ADES or its predecessor-in-interest during the proposed class period from May 12, 2011 through January 29, 2015.
Defendants filed a motion to dismiss the Consolidated Complaint on June 19, 2015, contending the Consolidated Complaint: 1) fails to meet the strict pleading standards required for Section 10(b) claims; and 2) fails to establish the primary violation required for any claim of secondary (control person) liability. Plaintiffs filed a response in opposition to this motion on July 2, 2015 and Defendants filed their reply brief on July 16, 2015. On March 7, 2016, the parties filed a stipulated motion to stay the case while the parties mediated the matter. On March 8, 2016, the motion to stay was granted, and the Defendants’ motion to dismiss was denied without prejudice with the option to refile should mediation fail. The case was stayed until further order of the U.S. District Court.

Following the mediation, which occurred in May of 2016, the parties came to an agreement in principle to settle the Denver Securities Litigation, and on June 30, 2016, the parties entered into a Stipulation and Agreement of Settlement (the "Denver Settlement") to resolve the action in its entirety. Under the terms of the Denver Settlement, a payment of $4.0 million will be made in exchange for the release of claims against the defendants and other released parties by the lead plaintiff and all settlement class members, and for the dismissal of the action with prejudice. The Denver Settlement remains subject to the approval of the U.S. District Court. Prior to any final U.S. District Court approval of the Denver Settlement, potential settlement class members (i.e., all persons and entities who purchased or otherwise acquired our common stock during May 12, 2011 through January 29, 2015 ((both dates inclusive), with limited exclusions), will have an opportunity to exclude themselves from participating in the Denver Settlement or to raise objections with the U.S. District Court regarding the Denver Settlement or any part thereof. On June 30, 2016, the plaintiffs in the Denver Securities Litigation filed the Denver Settlement and related exhibits with the U.S. District Court and moved, among other things, for the U.S. District Court to preliminarily approve the Denver Settlement, to approve the contents and procedures for notice to potential settlement class members, to certify the Denver Securities Litigation as a class action for settlement purposes only, and to schedule a hearing for the U.S. District Court to consider final approval of the Denver Settlement.

The Denver Settlement contains no admission of liability, and all of the Defendants in the Denver Securities Litigation have expressly denied, and continue to deny, all allegations of wrongdoing or improper conduct. If the Denver Settlement is approved by the U.S. District Court, the Company's insurance carriers will fund the $4.0 million Denver Settlement. In the event the Denver Settlement is not approved by the U.S. District Court or otherwise does not become effective for any reason, the Denver Settlement will become null and void, all things of value will be returned to the party providing them, and the case will move forward. Under those circumstances, all of the Defendants intend to continue to defend themselves vigorously against the allegations in the Second Amended Complaint.

The Company recorded a liability as of June 30, 2016 in connection with the Denver Settlement for $4.0 million as the losses in connection with this matter are probable and reasonably estimable under U.S. GAAP. The liability was recorded in the Legal settlements and accruals line item of the Condensed Consolidated Balance Sheet. A related receivable was also recorded in connection with the Denver Settlement for $4.0 million as the Company's insurance carriers will fund the full settlement.

Stockholder derivative lawsuits: In Re Advanced Emissions Solutions, Inc. Shareholder Derivative Litigation, No. 2014CV-30709 (District Court, Douglas County, Colorado) (consolidated actions).

Consolidated stockholder derivative claims against certain of the Company’s current and former officers and directors, along with the Company as a "nominal defendant," are pending in the Colorado District Court for Douglas County, Colorado ("Douglas County District Court"), and are currently stayed.

In June and July 2014 stockholder derivative actions were filed in the Douglas County District Court and in the Colorado District Court for the City and County of Denver ("Denver District Court"). By agreement of the parties, the case in the Denver District Court was transferred to the Douglas County District Court and the cases were consolidated.

In separate complaints, the plaintiffs allege breach of fiduciary duties, waste of corporate assets, and unjust enrichment against the defendants for their alleged use of improper accounting techniques and for failing to maintain effective internal controls that, together, resulted in materially inaccurate financial statements from which incentive compensation was derived and paid. Plaintiffs demand, on behalf of the Company, unspecified monetary damages, "appropriate equitable relief," and the costs and disbursements of the action, including attorneys', accountants' and experts' fees, costs, expenses, and restitution, as well as certain corporate governance changes (collectively the "Derivative Claims").

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

The parties mediated the Derivative Claims in May 2016 and came to an agreement in principle to settle the Derivative Claims in July 2016. The parties are actively negotiating a Stipulation and Agreement of Settlement (the “Derivative Settlement”) to resolve the action in its entirety. Under the proposed Derivative Settlement, the Company expects to agree to make or maintain certain corporate governance changes and not to oppose a reasonable fee award in an amount not to exceed $0.6 million in exchange for the release of all the Derivative Claims against the defendants and for the dismissal of the action with prejudice. If finalized, the Derivative Settlement and fee award will be subject to the approval of the Douglas County District Court. The Company recorded a liability as of June 30, 2016 in connection with the Derivative Settlement for $0.6 million as the losses in connection with this matter are probable and reasonably estimable under U.S. GAAP. The liability was recorded in the Legal settlements and accruals line item of the Condensed Consolidated Balance Sheet. A related receivable was also recorded in connection with the Derivative Settlement for $0.6 million as the Company's insurance carriers will fund the fee award amount.
SEC Inquiry

On April 7, 2014, the staff of the SEC’s Division of Enforcement ("SEC Staff") informed the Company that it had initiated an inquiry to determine if violations of the federal securities laws have occurred (the "SEC Inquiry"), and in September 2014 the SEC issued a formal order of investigation. The SEC Inquiry generally pertains to the restatement of the Company's financial statements and internal controls processes, as described in Note 2 to the Consolidated Financial Statements of the Company included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company cooperated with the SEC by providing information and documents to the SEC on an ongoing basis. In July 2016, the SEC Staff communicated to the Company that it would recommend to the SEC that it authorize a settlement with the Company on terms that include payment of a civil monetary penalty of $0.5 million. The SEC must approve the SEC Staff recommendation and any final settlement or relief.

As a result of the communication from SEC Staff, the Company recorded a liability as of June 30, 2016 for the payment of monetary penalties in connection with the SEC Inquiry in the amount of $0.5 million as the losses in connection with this matter are both probable and reasonably estimable under U.S. GAAP. The recorded liability was based on an agreement in principle with SEC Staff subject to approval by the SEC. The liability was recorded in the Legal settlements and accruals line item on the Condensed Consolidated Balance Sheets. The expense recognized related to this accrual is included in the Other line item in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016. While the Company anticipates that the proposed settlement will likely be approved by the SEC, it is possible that the ultimate settlement terms, including the penalty amount, could change.

Settlement and royalty indemnity
In August 2008, Norit International N.V. f/k/a Norit N.V. ("Norit") filed a lawsuit against the Company asserting claims for misappropriation of trade secrets and other claims related to the Company's ADA Carbon Solutions, LLC joint venture ("Carbon Solutions"). In August 2011, the Company and Norit entered into a settlement agreement whereby the Company paid amounts related to the non-solicitation breach of contract claim, and ADA was also required to pay additional damages related to certain future revenues generated from the equity method investment through the second quarter of 2018 (the "Royalty Award"). Payments of amounts due under the Royalty Award for each quarter are payable three months after such quarter ends. In October 2011, an arbitration panel endorsed and confirmed the terms of the settlement agreement.
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
As of June 30, 2016, and December 31, 2015, the Company recorded the components of the Royalty Award in Legal settlements and accruals in the Condensed Consolidated Balance Sheets of $6.3 million and $6.5 million, respectively and in Legal settlements and accruals, long-term of $11.6 million and $13.8 million, respectively. Future amounts to be paid related to the Royalty Award may differ from current estimates due to future adjusted sales of activated carbon from the Red River plant.
The following table summarizes the Company's legal settlements and accruals as described above, which are presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	June 30, 2016	December 31, 2015
Settlement and Royalty Indemnification	$6,345	$6,502
Legal settlements	5,125	—
Legal settlements and accruals	11,470	6,502
Settlement and Royalty Indemnification, long-term	11,596	13,797
Legal settlements and accruals, long-term	11,596	13,797
Total legal settlements and accruals	$23,066	$20,299
CCS
The Company also has certain limited obligations contingent upon future events in connection with the activities of CCS. The Company, NexGen and two entities affiliated with NexGen have provided an affiliate of Goldman Sachs with limited guaranties (the "CCS Party Guaranties") related to certain losses it may suffer as a result of inaccuracies or breach of representations and covenants. The Company also is a party to a contribution agreement with NexGen under which any party called upon to pay on a CCS Party Guaranty is entitled to receive contributions from the other party equal to 50% of the amount paid. No liability or expense provision has been recorded by the Company related to this contingent obligation as the Company believes that it is not probable that a loss will occur with respect to CCS Party Guaranties.
Line of Credit
In September 2013, ADA, as borrower, and ADES, as guarantor, entered into a 2013 Loan and Security Agreement with a bank for an aggregate principal amount of $10 million that is secured by certain amounts due to the Company from certain CCS RC leases (the "Line of Credit"). During the second quarter of 2016, the Company entered into the Seventh Amendment and Eighth Waiver related to the Line of Credit. As amended, the Line of Credit is available until August 29, 2016.
Covenants in the Line of Credit include a borrowing base limitation that is based on a percentage of the net present value of ADA’s portion of payments due to CCS from the RC leases. The Line of Credit also contains other affirmative and negative covenants and customary indemnification obligations of ADA to the lender and provides for the issuance of letters of credit provided that the aggregate amount of the letters of credit plus all advances then outstanding does not exceed the calculated borrowing base. The Company guaranteed the obligations and agreements of ADA under the Line of Credit. Amounts outstanding under the Line of Credit bear interest payable monthly at a rate per annum equal to the higher of 5% or the "Prime Rate" (as defined in the agreement) plus 1%. There were no outstanding balances under this agreement at June 30, 2016 and

December 31, 2015, respectively, nor were any amounts drawn on the Line of Credit during the three and six months ended June 30, 2016.
As a result of certain historical covenant violations, the Company had no borrowing availability under this facility as of June 30, 2016 and December 31, 2015. The Company is currently in discussions with the lender regarding a possible renewal that would include the ability to utilize the Line of Credit.
Letters of Credit
The Company has letters of credit ("LOC") with two financial institutions related to equipment projects, the Royalty Award and certain other agreements. The following tables summarize the letters of credit outstanding, collateral, by type, and the related line items within the Condensed Consolidated Balance Sheets where the collateral related to the letters of credit is recorded:

	As of June 30, 2016
(in thousands)	LOC Outstanding	Restricted Cash	Restricted cash, long-term	Investment securities, restricted, long-term
Contract performance - equipment systems	$4,463	$4,469	$—	$—
Royalty Award	6,700	—	6,700	—
Total LOC outstanding	$11,163	$4,469	$6,700	$—

	As of December 31, 2015
(in thousands)	LOC Outstanding	Restricted Cash	Restricted cash, long-term	Investment securities, restricted, long-term
Contract performance - equipment systems	$5,556	$728	$4,830	$—
Royalty Award	6,150	—	6,150	—
Other	328	—	—	336
Total LOC outstanding	$12,034	$728	$10,980	$336
Restricted balances may exceed the letters of credit outstanding due to interest income earned on the restricted balances.
Performance Guarantee on Equipment Systems
In the normal course of business related to ACI and DSI systems, the Company may guarantee certain performance thresholds during a discrete performance testing period that do not extend beyond six months from the initial test date, the commencement of which is determined by the customer. Performance thresholds include such matters as the achievement of a certain level of mercury removal and other emissions based upon the injection of a specified quantity of a qualified activated carbon or other chemical at a specified rate given other plant operating conditions, and availability of equipment and electric power usage. In the event the equipment fails to perform as specified during the testing period, the Company may have an obligation to correct or replace the equipment. In the event the level of mercury removal is not achieved, the Company may have a “make right” obligation within the contract limits. During the third quarter of 2015, the Company began working to modify and correct two performance guarantee issues related to Emissions Control ("EC") systems that were installed during 2015. No revenue will be recognized on these two contracts until the performance guarantees are resolved and contract obligations are substantially complete. During the second quarter of 2016 significant progress was made on one performance guarantee issue but substantial completion has not yet been reached as June 30, 2016. Thus far, resolution of this performance guarantee did not have a material adverse effect on the Company's operating performance or liquidity. Additionally, resolution of the remaining performance guarantee is not expected to result in a material adverse effect on the Company's operating performance or liquidity in 2016 or beyond. Performance guarantee claims, if incurred, would be included within the Equipment sales cost of revenue line of the Condensed Consolidated Statements of Operations.

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

Total stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Restricted stock award expense	$584	$1,409	$982	$1,939
Stock option expense	103	192	139	570
PSU expense	125	2,387	316	2,433
SAR expense	95	517	106	517
Total stock-based compensation expense	$907	$4,505	$1,543	$5,459
The amount of unrecognized compensation cost as of June 30, 2016, and the expected weighted average period over which the cost will be recognized is as follows:

	As of June 30, 2016
(in thousands)	Unrecognized Compensation Cost	Expected Weighted Average Period of Recognition (in years)
Restricted stock award expense	$1,609	0.81
Stock option expense	133	0.64
PSU expense	270	0.75
Total unrecognized stock-based compensation expense	$2,012	0.73
Restricted Stock Awards
Restricted stock is typically granted with vesting terms of three or five years. The fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for restricted stock awards is recognized over the entire vesting period on a straight-line basis. A summary of restricted stock award activity under the Company's various stock compensation plans for the six months ended June 30, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	134,708	$8.49
Granted	255,285	7.38
Vested	(109,615)	13.45
Forfeited	(6,873)	26.49
Non-vested at June 30, 2016	273,505	8.37
During the six months ended June 30, 2016, the Company accelerated the terms of equity awards, including both RSA's and PSU's, granted to employees as part of a reduction in workforce. The Company recorded incremental expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively, and $3.0 million and $3.1 million for the three and six months ended June 30, 2015, respectively, in the Payroll and benefits line item in the Condensed Consolidated Statement of Operations.
Stock Options
Stock options generally vest over three years and have a contractual limit of five years from the date of grant to exercise. The fair value of stock options granted pursuant to one of the Company’s plans is determined on the date of grant using the Black-Scholes option pricing model and the related expense is recognized on a straight-line basis over the entire vesting period. The Company did not grant any stock options during the six months ended June 30, 2016.

A summary of option activity for the six months ended June 30, 2016 is presented below:

	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding, January 1, 2016	106,250	$15.22
Options granted (1)	268,198	$13.19
Options exercised	—	$—
Options expired / forfeited	—	$—
Options outstanding, June 30, 2016	374,448	$13.77	$—	3.85
Options exercisable as of June 30, 2016	157,780	$12.87	$—	3.73

(1)
Included in options granted are 243,750 awards granted that were initially granted on a contingent basis and became exercisable as a result of the automatic expiration of the same number of Stock Appreciation Rights, as a result of stockholder approval of Amendment No. 4 of the Company's Amended and Restated 2007 Equity Incentive Plan, as amended (the "2007 Plan"). See "Stock Appreciation Rights," below for a discussion of the provisions of the exchange and incremental expense recognized.

Stock Appreciation Rights
SAR's generally vest over three years and have a contractual limit of five years from the date of grant to exercise. The fair value of SAR's granted is determined on the date of grant using the Black-Scholes option pricing model and the related expense is recognized on a straight-line basis over the derived service period of the respective awards. The Company did not grant any SAR's during the six months ended June 30, 2016.
During the six months ended June 30, 2016, the Company's stockholders approved the 2007 Plan, which triggered an automatic expiration of the Stock Appreciation Rights and an equal number of stock options being exercisable and no longer granted on a contingent basis. Upon approval, all existing SAR's expired under this provision. The Company recorded incremental expense of $0.1 million to stock-based compensation related to the change in fair value of the SAR's prior to the reclassification date. Upon reclassification, the impact to Additional paid-in capital was $0.8 million. The Company had no SAR's outstanding at June 30, 2016.
Performance Share Units
Compensation expense is recognized for PSU awards on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant using a Monte Carlo simulation model. There were no PSU's granted during the six months ended June 30, 2016.
A summary of PSU activity for the six months ended June 30, 2016 is presented below:

	Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	169,334	$26.38
Granted	—	—
Vested / Settled (1)	(119,818)	26.87
Forfeited / Canceled	—	—
Non-vested at June 30, 2016	49,516	$25.19
(1) The number of units shown in the table above are based on target performance. The final number of shares of common stock issued may vary depending on the achievement of market conditions established within the awards, which could result in the actual number of shares issued ranging from zero to a maximum of two times the number of units shown in the above table.

The following table shows the PSU's that were settled by issuing shares of the Company's common stock relative to a broad stock index and a peer group performance index.

	Year of Grant	Net Number of Issued Shares upon Vesting	Shares Withheld to Settle Tax Withholding Obligations	TSR Multiple Range		Russell 3000 Multiple
				Low	High	Low	High
Six Months Ended June 30, 2016
	2013	28,566	1,572	0.63	1.00	—	—
	2014	11,487	—	0.63	0.63	—	—
	2015	13,529	—	0.50	0.50	—	—
Six Months Ended June 30, 2015
	2013	8,768	3,954	1.75	1.75	2.00	2.00
	2014	2,506	1,145	0.63	0.75	—	0.75
Note 10 - Income Taxes
For the three and six months ended June 30, 2016 and 2015, the Company's income tax expense and effective tax rates on forecasted pretax income (losses) were:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for rate)	2016	2015	2016	2015
Income tax expense	$99	$63	$152	$107
Effective tax rate	1%	(1)%	1%	(1)%
The effective tax rates for the three and six months ended June 30, 2016 were different from the statutory rate primarily due to a release of the Company's valuation allowances against federal and state net operating losses and federal tax credits due to the utilization of a portion of the net operating losses and federal tax credits, which was partially offset by estimated state tax expense in for those periods in 2016.
The effective tax rates for the three and six months ended June 30, 2015 were different from the statutory rate primarily due to an increase in the Company's valuation allowances against federal and state net operating losses and federal tax credits, which was partially offset by estimated state tax expense in for those periods in 2016 and 2015.
Consistent with December 31, 2015, the Company determined that it is more likely than not that it would not be able to realize the value of its federal and state net operating loss carryforwards, tax credits and other deferred tax assets and has recorded a full valuation allowance against the deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2016. As such, the Company has concluded that a full valuation allowance continues to be necessary related to the deferred tax assets as of June 30, 2016 that may not be realized.

Note 11 - Supplemental Financial Information

Supplemental Balance Sheet Information
The following table summarizes the components of Other current assets and Other long-term assets as presented on the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	June 30, 2016	December 31, 2015
Other current assets:
Prepaid expenses	$1,287	$2,117
Inventory	187	189
Net investment in sales-type lease, current	307	—
	$1,781	$2,306
Other long-term assets:
Deposits	$264	$414
Net investment in sales-type lease, long-term	2,494	—
Intangibles	635	1,941
Other long-term assets	321	341
	$3,714	$2,696
As of June 30, 2016, the Company has a lease related to an equipment system that qualifies as a sales-type lease because the net present value of the future lease payments to be received exceeds the carrying value of the leased equipment.
The following table presents the Company's net investment in the sales-type lease as of June 30, 2016:

(in thousands)
Future lease payments	$5,508
Less: Unguaranteed residual value of leased assets	—
Less: Unearned interest income	(2,707)
Net investment in sales-type lease	$2,801
The following table presents the future minimum lease payments to be received under the sales-type lease as of June 30, 2016 (information presented related to years ending December 31):

(in thousands)	Minimum Lease Payments
2016 (remainder)	$307
2017	441
2018	536
2019	721
2020	796
Thereafter	—
Total	$2,801

The following table summarizes the components of Other current liabilities and Other long-term liabilities as presented on the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	June 30, 2016	December 31, 2015
Other current liabilities:
Accrued consultant incentives	$—	$369
Accrued interest	1,483	1,042
Accrued losses on equipment contracts	550	759
Taxes payable	583	521
Deferred revenue	305	682
Warranty liabilities	959	1,197
Other	3,132	2,825
	$7,012	$7,395
Other long-term liabilities:
Deferred rent	$605	$767
Deferred revenue, related party	2,000	2,000
Other long-term liabilities	266	2,605
	$2,871	$5,372
Below summarizes the components of Other current liabilities and Other long-term liabilities as presented above:
The changes in the carrying amount of the Company’s warranty obligations from December 31, 2015 through June 30, 2016, which do not include amounts for DSI systems as revenues are deferred until the end of the warranty period, are as follows:

As of
(in thousands)	June 30, 2016
Beginning balance	$1,197
Warranties accrued, net	173
Warranty claims	(411)
Ending balance	$959
Included within Other current liabilities as of June 30, 2016 and Other long-term liabilities as of December 31, 2015 is the Company's asset retirement obligation. Changes in the Company's asset retirement obligations were as follows:

	As of
(in thousands)	June 30, 2016	December 31, 2015
Asset retirement obligation, beginning of period	$1,248	$1,188
Accretion	31	60
Asset retirement obligations, end of period	$1,279	$1,248

Long-term License Agreement
During 2014, the Company entered into an exclusive, ten-year agreement ("License Agreement") with Highview to utilize certain licensed technology. Pursuant to the License Agreement, the Company recorded a long-term licensed technology asset and related obligation. As of December 31, 2015, the Company's obligation under the long-term licensing agreement was approximately $1.6 million.
On June 15, 2016, the Company entered into an agreement with Highview to terminate the License Agreement in exchange for a one-time payment by the Company of £0.2 million (approximately $0.2 million). Per the agreement, payment of the termination fee, if any, will only be settled by relinquishing shares of Highview currently owned by the Company equal to £0.2 million. As a result of terminating the License Agreement, the Company wrote off the licensed technology asset, reduced the corresponding long-term liability as of June 30, 2016 to the amount of the one-time payment, and recognized a gain of approximately $0.2 million. The gain on the settlement of the Highview license technology obligation is included in the Other income line on the Company's Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016.

The following table presents the Company's account balances associated with related parties, exclusive of amounts owed to employees in the normal course of business, which are included within the Accounts payable line on the Company's Condensed Consolidated Balance Sheets:

	As of
(in thousands)	June 30, 2016	December 31, 2015
Payable to related party	$35	$270

Supplemental Condensed Consolidated Statements of Operations Information
The following table details the components of Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
453A interest	$354	$1,116	$1,145	$2,272
Interest on RCM6 note payable, related party	—	609	263	1,214
Credit agreement interest	1,215	—	2,112	—
Other	4	69	17	83
Total interest expense	$1,573	$1,794	$3,537	$3,569

Note 12 - Business Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company's chief operating decision maker ("CODM"), or a decision making group, in deciding how to allocate resources and in assessing financial performance. As of June 30, 2016, the Company's CODM was the Company's CEO. The Company's operating and reportable segments are organized by products and services provided. Segments have been reorganized from prior periods due to changes within the Company's management structure and the manner in which the Company is operating the business. All prior periods have been conformed to the current year presentation.
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

•
Segment revenue includes the Company's equity method earnings and losses from the Company's equity method investments. Segment revenue also includes the Company's royalty earnings from CCS and income related to a sales-type lease.

•
Segment operating income (loss) includes the Company's equity method earnings and losses from the Company's equity method investments, royalty earnings from CCS (including depreciation and amortization expense) and gains related to sales of equity method investments. However, segment operating income (loss) excludes Payroll and benefits, Rent and occupancy, Legal and professional fees, and General and administrative ("Corporate general and administrative expenses") unless otherwise specifically included as the Company does not allocate those amounts between segments.

•	All items not included in operating income are excluded from the segments reporting.
As of June 30, 2016 and December 31, 2015, substantially all of the Company's material assets are located in the U.S. and all significant customers are either U.S. companies or the U.S. Government. The following table presents the Company's operating segment results for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenues:
Refined Coal:
Earnings in equity method investments	$13,754	$4,860	$19,331	$5,174
Consulting services	—	34	—	55
Royalties	669	2,299	1,859	4,493
	14,423	7,193	21,190	9,722
Emissions Control:
Equipment sales	8,213	14,235	29,919	35,351
Chemicals	613	344	1,047	617
Consulting services	125	282	320	629
	8,951	14,861	31,286	36,597
Total segment reporting revenues	23,374	22,054	52,476	46,319
Adjustments to reconcile to reported revenues:
Refined Coal:
Earnings in equity method investments	(13,754)	(4,860)	(19,331)	(5,174)
Royalties	(669)	(2,299)	(1,859)	(4,493)
	(14,423)	(7,159)	(21,190)	(9,667)
Total reported revenues	$8,951	$14,895	$31,286	$36,652

Segment operating income (loss):
Refined Coal (1)	$14,199	$5,175	$22,061	$5,835
Emissions Control	2,118	(5,458)	6,700	(4,909)
Total segment operating income (loss)	$16,317	$(283)	$28,761	$926

(1) Included within the RC segment operating income for the six months ended June 30, 2016 is the $2.1 million gain on sale of RCM6.
A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Segment income (loss)
Total segment income (loss)	$16,317	$(283)	$28,761	$926
Adjustments to reconcile to net income (loss) attributable to ADES
Corporate payroll and benefits	(2,866)	(6,641)	(5,912)	(9,511)
Corporate rent and occupancy	(272)	(163)	(501)	(301)
Corporate legal and professional fees	(1,982)	(4,056)	(4,909)	(7,364)
Corporate general and administrative	(1,373)	(1,085)	(2,146)	(1,991)
Corporate depreciation and amortization	(128)	(156)	(258)	(306)
Corporate interest (expense) income, net	(1,214)	6	(2,121)	18
Other (expense) income, net	(523)	(6)	(526)	57
Income tax expense	(99)	(63)	(152)	(107)
Net income (loss)	$7,860	$(12,447)	$12,236	$(18,579)

Corporate general and administrative expenses include certain costs that benefit the business as a whole but are not directly related to one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, legal fees, facility costs, audit fees and corporate governance expenses.
Segment assets were as follows as of the dates presented:

	As of
(in thousands)	June 30, 2016	December 31, 2015
Refined Coal	$3,910	$19,507
Emissions Control	23,711	31,467
All Other and Corporate	8,987	9,801
Consolidated	$36,608	$60,775

Note 13 - Subsequent Events
Unless disclosed elsewhere within the notes to the Condensed Consolidated Financial Statements, the following are the matters that occurred subsequent to the balance sheet date.
In July 2016, $2.4 million of Restricted cash was released to the Company as it met all performance testing requirements on certain equipment projects during the second quarter of 2016. Upon release, the cash will be included in the Cash and cash equivalents line item on the Condensed Consolidated Balance Sheets.
In July 2016, the Company initiated a workforce reduction plan affecting approximately 38% of the Company’s employees. In connection with these actions, the Company currently expects to record aggregate charges with respect to severance payments, benefits continuation and vesting of certain equity awards that are estimated to be approximately $0.7 million - $0.9 million and are expected to be recorded during the third quarter of 2016. Cash expenditures related to this workforce reduction are expected to be approximately $0.5 million - $0.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited Condensed Consolidated Financial Statements and notes of Advanced Emissions Solutions, Inc. ("ADES" or the "Company") included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes of ADES, included in our most recent Annual Report on Form 10-K for the year ended December 31, 2015.
Overview
ADES serves as the holding entity for a family of companies that provide emissions solutions to customers in the coal-fired power generation and industrial boiler industries. Through its subsidiaries and joint ventures, the Company is a leader in emissions control technologies and associated equipment, chemicals, and services. Our proprietary environmental technologies enable our customers to reduce emissions of mercury and other pollutants, maximize utilization levels and improve operating efficiencies to meet the challenges of existing and pending emission control regulations.
Our approach to technology development, implementation and commercialization involves taking technology to full-scale testing as quickly as we can and enhancing the technology under actual operating conditions.
Our major activities include:

•
Through CCS, an unconsolidated entity, the reduction of mercury and nitrogen oxide ("NOX") emissions at select coal-fired power generators, via the production of refined coal ("RC"). The primary economic benefit of this activity is derived from the tax credits generated by the production of RC, which are either retained for our future use or transferred to a third party tax equity investor(s) via the sale or lease of such RC facilities. See the separately filed financial statements of CCS and the other related RC entities within the Company’s Annual Report on Form 10-K for the year ended December 31, 2015;

•	Development and sale of technology to reduce emissions and improve operations of coal-fired boilers used for power generation and industrial processes; and

•
Development and sale of equipment, consulting services, specialty chemicals and other products designed to reduce emissions of mercury, acid gases, metals and other pollutants and the providing of technology services in support of our customers' emissions compliance strategies.

Results of Operations
For the three and six months ended June 30, 2016, we recognized net income of $7.9 million and $12.2 million, respectively, compared to a net loss of $12.4 million and $18.6 million for the three and six months ended June 30, 2015, respectively.

Generally, this improved performance during the three and six months ended June 30, 2016 as compared to 2015 can be attributed to a combination of factors, including:

•	Improved margin performance in the EC business, despite a reduction in sales in both the three and six month periods ended June 30, 2016 as compared to the comparable periods of 2015;

•	Improved performance in our RC business segment, principally related to substantially higher dividend distributions and equity earnings from our CCS and CCSS joint ventures;

•
Across the board reductions in all categories of expenses in 2016 as compared to 2015, driven by restructuring activities and by a reduction in resources to complete the re-audit and restatement of prior financial statements (the "Restatement"), with such activities being substantially completed by April 2016.

The following sections provide additional information regarding these comparative periods. For comparability purposes, the following tables set forth our results of operations for the periods presented in our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report. The period-to-period comparison of financial results may not be indicative of financial results to be achieved in future periods.

Comparison of the Three Months Ended June 30, 2016 and 2015
Total Revenue and Cost of Revenue
A summary of the components of our revenue and costs of revenue for the three months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2016	2015	($)	(%)
Revenues:
Equipment sales	$8,213	$14,236	$(6,023)	(42)%
Chemicals	613	343	270	79%
Consulting services and other	125	316	(191)	(60)%
Total revenues	$8,951	$14,895	$(5,944)	(40)%
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	$5,437	$13,698	$(8,261)	(60)%
Chemicals cost of revenue, exclusive of depreciation and amortization	$255	$41	$214	522%
Consulting services cost of revenue, exclusive of depreciation and amortization	$77	$264	$(187)	(71)%

Equipment sales and Equipment sales cost of revenue, exclusive of items shown separately below
During the three months ended June 30, 2016 and 2015, we entered into one and one long term (6 months or longer) fixed price contracts to supply Activated Carbon Injection ("ACI") systems with aggregate contract values, net of change orders during the period, of $1.1 million and $0.9 million, respectively. The total value per contract may change due to the relative sizes of ACI systems and the contracts related thereto. During the three months ended June 30, 2016 and 2015, we completed 3 and 10 ACI systems, recognizing revenues of $4.8 million and $14.0 million and costs of revenue of $4.0 million and $11.8 million, respectively. We recognized $0.4 million and zero in loss provisions, included within costs of revenue, for contracts related to ACI systems during the three months ended June 30, 2016 and 2015, respectively.
During the three months ended June 30, 2016 and 2015, we did not enter into any long term (6 months or longer) fixed price contracts to supply Dry Sorbent Injection ("DSI") systems. During the three months ended June 30, 2016, change orders impacted prior period contracts, which had a negative aggregate contract value of $1.0 million. During the three months ended June 30, 2015, the aggregate value of contracts, net of change orders, was $0.4 million. Total value per contract may change due to the relative sizes of DSI systems and the contracts related thereto. During the three months ended June 30, 2016 and 2015, we completed one and zero DSI systems, resulting in no material revenue in either period. During the three months ended June 30, 2016 and 2015, the Company recognized costs of revenue of $0.2 million and $1.8 million, respectively. Certain of the DSI system long-term fixed price contracts were expected to be completed with losses. During the three months ended June 30, 2016, the Company released $0.3 million related to loss provisions recognized in cost of revenue due to a change in estimate for DSI system contracts. During the three months ended June 30, 2015, $1.8 million in loss provisions was included in cost of revenue related to DSI system contracts. Due to potential cost overruns related to certain DSI projects, we expect that the future relationship between revenues and costs may be dissimilar from prior results.
Additionally, in June 2016, the Company commenced a lease agreement related to ACI and DSI systems, which resulted in the Company recognizing revenue of $3.4 million and cost of revenue of $1.2 million during the three months ended June 30, 2016 related to the Company's net investment in the sales-type lease.
The remaining changes were due to other equipment sales.
Demand for ACI and DSI system contracts have historically been driven by coal fired power plant utilities that need to comply with Federal Mercury and Air Toxics Standards ("MATS"), and Maximum Achievable Control Technology Standards ("MACT") standards. As the deadline for these standards has passed, we expect a continued significant decline in the number of long term fixed price contracts entered into going forward. However, the Company believes there will continue to be a market related to the upgrade and replacement of ACI and DSI systems as well as other equipment solutions to achieve compliance with regulatory standards.
Chemicals and Chemicals cost of revenue
During the three months ended June 30, 2016 and 2015, revenues increased quarter over quarter due to an increase in pounds sold related to sales of our M-45TM and M-45-PCTM technologies. Due to coal-fired power plant requirements to be in compliance with applicable regulations in 2015 and beyond, we believe this will lead to an increase in the market for these products in the future.
Consulting services and Consulting services cost of revenue
The Company also provides consulting services related to emissions regulations. During the three months ended June 30, 2016 and 2015, revenues decreased period over period due to a decrease in the number of consulting service engagements performed and a decrease in average contract revenue, which will fluctuate due to customer mix and specific consulting engagements. The decrease in the number of consulting services engagements was in part due to the Company no longer performing consulting services related to a certain customer, within the legacy Emissions Control - Manufacturing segment.
Additional information related to revenue concentrations and contributions by class and reportable segment can be found within the segment discussion below and in Note 12 to the Company's Condensed Consolidated Financial Statements.
Other Operating Expenses
A summary of the components of our operating expenses, exclusive of costs of revenue (presented above), for the three months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2016	2015	($)	(%)
Operating expenses:
Payroll and benefits	$3,956	$9,746	$(5,790)	(59)%
Rent and occupancy	632	601	31	5%
Legal and professional fees	1,982	4,387	(2,405)	(55)%
General and administrative	1,346	1,503	(157)	(10)%
Research and development, net	(345)	1,860	(2,205)	(119)%
Depreciation and amortization	223	573	(350)	(61)%
	$7,794	$18,670	$(10,876)	(58)%

Payroll and benefits
Payroll and benefits expenses decreased during the three months ended June 30, 2016 compared to the same period in 2015 primarily due to a decrease in restructuring expenses, including the modification and acceleration of equity awards in connection with certain executive officers and employees impacted by management's alignment of the business with strategic objectives. During the three months ended June 30, 2016 and June 30, 2015, the Company recorded restructuring charges of $0.8 million and $5.6 million, respectively, including the modification and acceleration of equity awards of $0.1 million and $3.0 million, respectively. Additionally, the Company had a decrease in headcount of approximately 72% quarter over quarter in connection with employees impacted by management's alignment of the business with strategic objectives.

Rent and occupancy
Rent and occupancy expense increased during the three months ended June 30, 2016 compared to the same period in 2015 primarily due to an increase in insurance expense and property taxes. This increase was offset by a decrease in rent expense primarily related to the shutdown of our BCSI office and fabrication facilities in the fourth quarter of 2015. During the first quarter of 2016, the Company entered into an agreement to terminate various lease agreements covering approximately 207 thousand square feet of manufacturing, warehouse and office space located in Pennsylvania. As consideration for terminating the leases, the Company agreed to pay the lessor termination fees of $0.3 million in April 2016 and the same amount in April 2017. The Company recorded a gain of $0.2 million related to the difference between the amount accrued as of the cease use date of December 31, 2015 and the settlement amount during the first quarter of 2016.

Legal and professional fees
Legal and professional fees expenses decreased during the three months ended June 30, 2016 compared to the same period in 2015 as a result of a reduction in the professional resources deployed to address the Restatement of our consolidated financial statements, including the an inquiry to determine if violations of the federal securities laws have occurred (the "SEC Inquiry"). Expenses related to the Restatement during the three months ended June 30, 2016 and 2015 were $0.3 million and $2.7 million respectively. The Restatement was substantially completed as of April 2016, and we expect that the SEC Inquiry will also be resolved by the end of 2016.
General and administrative
General and administrative expense decreased during the three months ended June 30, 2016 compared to the same period in 2015 due to a decrease in general operating expenses, including travel, professional dues and recruiting. This decrease is offset by impairment charges recognized on property and equipment and inventory of $0.5 million, as projected future cash flows from operations related to the property and equipment and inventory did not support the carrying value recorded by the Company.
Research and development, net
Research and development expense decreased during the three months ended June 30, 2016 compared to the same period in 2015 due to a decrease in research and development activities as the Company has concluded all material R&D activities. Additionally, the Company reduced R&D expense due to final billings to the Department of Energy ("DOE") for one R&D contract.
Depreciation and amortization
Depreciation and amortization expense decreased during the three months ended June 30, 2016 compared to the same period in 2015 by approximately $0.3 million due to the shutdown of our BCSI office and fabrication facility in the fourth quarter of 2015 and by approximately $0.1 million due to the termination of the Highview technology license. See further discussion of the termination of the Highview technology license in Note 7.

Other Income (Expense), net
A summary of the components of our other income (expense), net for the three months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2016	2015	($)	(%)
Other income (expense):
Earnings from equity method investments	$13,754	$4,860	$8,894	183%
Royalties, related party	669	2,299	(1,630)	(71)%
Interest income	95	6	89	*
Interest expense	(1,573)	(1,794)	221	(12)%
Gain on settlement of note payable and licensed technology	151	—	151	*
Other	(525)	23	(548)	*
Total other income	$12,571	$5,394	$7,177	133%

* Calculation not meaningful

Earnings from equity method investments
The following table details the components of the Company's respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(in thousands)	2016	2015
Earnings from CCS	$12,832	$4,630
Earnings from CCSS	922	1,150
Loss from RCM6	—	(920)
Earnings from equity method investments	$13,754	$4,860

Earnings in equity method investments, and changes related thereto, are impacted by our equity method investees: CCS, CCSS and RCM6 (through the date of the sale of our interest, March 3, 2016). Earnings in equity method investments increased due to an increase in cash distributions in excess of our investment balance from CCS.

During the three months ended June 30, 2016, we recognized $12.8 million in equity income from CCS compared to our proportionate share of CCS's net income of $6.8 million for the period. During the three months ended June 30, 2015, we recognized $4.6 million in equity income from CCS compared to our proportionate share of CCS's net income of $7.8 million for the period. The difference between our pro-rata share of CCS's net income and our earnings from our CCS equity method investment as reported on our Condensed Consolidated Statements of Operations relates to the Company previously receiving distributions in excess of the carrying value of the investment, and therefore recognizing such excess distributions as equity method earnings in the period the distributions occur, as discussed in more detail below.

The carrying value of our investment in CCS was reduced to zero as of June 30, 2016, as cumulative cash distributions received from CCS exceeded our pro-rata share of cumulative earnings in CCS. Our carrying value of the Company's investment in CCS will remain zero as long as the cumulative amount of distributions received from CCS continues to exceed our cumulative pro-rata share of CCS's income. For quarterly periods during which the ending balance of our investment in CCS is zero, we only recognize equity income from CCS to the extent that cash distributions are received from CCS during the period. For quarterly periods during which the ending balance of our investment is greater than zero (e.g., when the cumulative earnings in CCS exceeds cumulative cash distributions received), we recognize our pro-rata share of CCS's earnings (losses) for the period, less any amount necessary to recover the cumulative earnings short-fall balance as of the end of the immediately preceding quarter. See additional information related to the Company's investment balance, equity earnings and cash distributions in Note 4 of the Condensed Consolidated Financial Statements.

As a result of cash flows from invested RC facilities, CCS cash distributions to the Company during the three months ended June 30, 2016 of $6.1 million exceeded the Company's pro-rata share of CCS net income, which resulted in the Company having a cumulative amount of cash distributions that exceeded our cumulative pro-rata share of CCS's income as of June 30, 2016.

As of June 30, 2016 and 2015, CCS had 13 and 12 invested RC facilities, respectively, that were generating rental income respectively. The number of retained RC facilities that were generating Internal Revenue Code Section 45 tax credits ("PTCs") and other tax benefits as of as of June 30, 2016 and 2015, were zero and five, respectively. The reduction in operated retained RC facilities was due to suspending operations on retained facilities in order to reduce operating expenses.

Equity earnings from our interest in CCSS decreased by $0.2 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to a decrease in the number of RC facilities being operated by CCSS. The weighted-average number of RC facilities for which CCSS had operating and maintenance agreements in place, based upon the number of months each facility was operated during the respective periods, decreased period over period. As of June 30, 2016 and 2015, CCSS had operating and maintenance agreements in place with 13 and 17 operating RC facilities, respectively. CCSS derives earnings both from fixed-fee arrangements as well as fees that are based on actual RC production, depending upon the specific RC facility operating and maintenance agreement. The reduction in operated facilities during the three months ended June 30, 2016, was due to suspending operations on retained facilities to reduce operating expenses.

During February 2014, we purchased a membership interest in RCM6 and recognized equity method losses resulting from the operation of the RC facility owned by RCM6 in all subsequent reporting periods; although, RCM6 generated tax credits and tax benefits available to us. Equity losses from our interest in RCM6 decreased during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, due to our sale of our 24.95% membership interest in RCM6 on March 3, 2016 for a cash payment of $1.8 million and assumption of the outstanding note payable made by the Company in connection with its purchase of RCM6 membership interests from CCS in February 2014. As a result of the sale, the Company is no longer a member of RCM6 and is no longer subject to any quarterly capital calls and variable payments to RCM6.

Although all of our deferred tax assets have a full valuation allowance recorded against them as of June 30, 2016 and 2015, respectively, we earned, through our ownership in CCS, the following tax credits which may be available for future benefit related to the operation of retained RC facilities that were not invested:

	Three Months Ended June 30,
(in thousands)	2016	2015
Section 45 tax credits earned	$116	$9,113

The decrease in tax credits earned during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was due to suspending operations on retained facilities, as described above. Additional information related to our equity method investees is included in Note 4 of the Condensed Consolidated Financial Statements.

Royalties, related party
During the three months ended June 30, 2016 and 2015, there were 2.9 million tons and 4.9 million tons, respectively, of RC produced using M-45TM and M-45-PCTM technologies, which CCS licenses from us. The decrease was due to a decrease in the number of RC facilities producing RC with our technologies, specifically the suspension of operations at retained facilities. Additionally, as the royalties are earned on a percentage of the per-ton, pre-tax margin of RC produced with the M-45 License that produces a valid and verifiable Section 45 Tax Credit, net of certain allocable operating expenses, the increase in operating expenses of CCS due to payments made to secure the location for an RC facility, while waiting to receive a tax equity investor, also decreased the royalty we earned. We anticipate royalty income for the remainder of 2016 to approximate the income of the three months ended June 30, 2016 based on similar production results and number of retained facilities, rather than the earnings amounts from the comparable period in 2015 due to the suspension of operations related to retained RC facilities.

Interest expense
During the three months ended June 30, 2016 and 2015, interest expense decreased due to a decrease in interest expense related to Internal Revenue Code section 453A ("453A"), which requires taxpayers using the installment method to pay an interest charge on the portion of the tax liability that was deferred under the installment method, and the elimination of the RCM6 note payables. These decreases were $0.8 million and $0.6 million, respectively. These decreases were offset by an increase in interest expense related to the credit agreement for a $15.0 million short-term loan (the "Credit Agreement").

Gain on settlement of licensed technology obligation
On June 15, 2016, the Company entered into an agreement with Highview to terminate the License Agreement in exchange for a one-time payment by the Company of £0.2 million (approximately $0.2 million). Per the agreement, this payment will only be made upon the sale of the Company's shares of Highview to satisfy the liability. As a result of terminating the License Agreement, the Company wrote off the licensed technology asset, reduced the corresponding long-term liability as of June 30, 2016 to the amount of the one-time payment, and recognized a gain of approximately $0.2 million,

Other
The Company recorded an expense as of June 30, 2016 for the expected payment of monetary penalties in connection with the SEC Inquiry in the amount of $0.5 million. For additional detail, see Note 8 of the Condensed Consolidated Financial Statements.

Income tax expense
We did not record any federal income tax expense (benefit) during the three months ended June 30, 2016 and 2015 as a result of recording full valuation allowances against all of our net deferred tax assets in all jurisdictions. However, we recorded nominal state income tax expense for the three months ended June 30, 2016 and 2015 of $0.1 million and $0.1 million, respectively.

Comparison of the Six Months Ended June 30, 2016 and 2015

Total Revenue and Cost of Revenue
A summary of the components of our revenue and costs of revenue for the six months ended June 30, 2016 and 2015 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except per share data and percentages)	2016	2015	($)	(%)
Revenues:
Equipment sales	$29,919	$35,351	$(5,432)	(15)%
Chemicals	1,047	617	430	70%
Consulting services and other	320	684	(364)	(53)%
Total revenues	$31,286	$36,652	$(5,366)	(15)%
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	$22,470	$28,749	$(6,279)	(22)%
Chemicals cost of revenue, exclusive of depreciation and amortization	$396	$278	$118	42%
Consulting services cost of revenue, exclusive of depreciation and amortization	$212	$690	$(478)	(69)%

Equipment sales and Equipment sales cost of revenue, exclusive of items shown separately below
During the six months ended June 30, 2016 and 2015, we entered into five and two long term (6 months or longer) fixed price contracts to supply ACI systems, having aggregate contract values, net of changes orders, during the period, of $2.0 million and $4.2 million, respectively. Total value per contract may change due to the relative sizes of ACI systems and the contracts related thereto. During the six months ended June 30, 2016 and 2015, we completed 13 and 21 ACI systems, recognizing revenues of $19.4 million and $35.0 million and costs of revenue of $14.1 million and $26.5 million, respectively. We recognized $0.5 million and zero in loss provisions, included within cost of revenue, related to ACI systems contracts during the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016 and 2015, we entered into zero and one long term (6 months or longer) fixed price contracts to supply DSI systems and other material handling equipment. During the six months ended June 30, 2016, change orders impacted prior period contracts, which had a negative aggregate contract value of $2.2 million. During the six months ended June 30, 2015, the aggregate contract values, net of change orders were $1.9 million. Total value per contract may change due to the relative sizes of DSI systems and the contracts related thereto. During the six months ended June 30, 2016 and 2015, we completed six and zero DSI systems, recognizing revenues of $6.8 million and zero and costs of revenue of $7.0 million and $2.0 million, respectively. Due to potential cost overruns related to certain DSI projects, we expect that the future relationship between revenues and costs may be dissimilar from prior results. Certain of the DSI long-term fixed price contracts were expected to be completed with losses. As a result, cost of revenue included $0.1 million and $2.0 million in loss provisions recognized during the six months ended June 30, 2016 and 2015, respectively, related to DSI contracts.

Additionally, in June 2016, the Company commenced lease agreements related to ACI and DSI systems, which resulted in the Company recognizing revenue of $3.4 million and cost of revenue of $1.2 million during the six months ended June 30, 2016 related to the Company's net investment in the sales-type lease.
The remaining changes were due to other equipment sales.
Demand for ACI and DSI system contracts have historically been driven by coal fired power plant utilities that need to comply with MATS and MACT standards. As the deadline for these standards has passed, we expect a continued significant decline in the number of long term fixed price contracts entered into going forward. However, the Company believes there will continue to be a market related to the upgrade and replacement of ACI and DSI systems as well as other equipment solutions to achieve compliance with regulatory standards.

Chemicals and Chemicals cost of revenue
During the six months ended June 30, 2016 and 2015, revenues increased year over year due to an increase in pounds sold related to sales of our M-45TM and M-45-PCTM technologies and one customer we provided chemical demonstrations to regarding the effectiveness in reducing emissions. Due to coal-fired power plant requirements to be in compliance with applicable regulations in 2015 and beyond, we anticipate that this will lead to an increase in the market for these products in the future.

Consulting services and Consulting services cost of revenue
During the six months ended June 30, 2016 and 2015, revenues decreased period over period due to a decrease in the number of consulting service engagements performed and a decrease in average contract revenue, which will fluctuate due to customer mix and specific consulting engagements and specific consulting engagements. The decrease in the number of consulting services engagements was due in part to the Company no longer performing consulting services related to a certain customer within the legacy Emissions Control - Manufacturing segment.

Additional information related to revenue concentrations and contributions by class and reportable segment can be found within the segment discussion below and in Note 12 to the Company's Condensed Consolidated Financial Statements.

Other Operating Expenses
A summary of the components of our other operating expenses, exclusive of costs of revenue (presented above), for the six months ended June 30, 2016 and 2015 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2016	2015	($)	(%)
Operating expenses:
Payroll and benefits	$7,759	$14,657	$(6,898)	(47)%
Rent and occupancy	1,026	1,232	(206)	(17)%
Legal and professional fees	4,965	8,122	(3,157)	(39)%
General and administrative	2,092	3,385	(1,293)	(38)%
Research and development, net	(143)	3,110	(3,253)	(105)%
Depreciation and amortization	454	1,104	(650)	(59)%
	$16,153	$31,610	$(15,457)	(49)%

Payroll and benefits
Payroll and benefits expenses decreased during the six months ended June 30, 2016 compared to the same period in 2015 primarily due to a decrease in restructuring expenses, including the modification and acceleration of equity awards, in connection with certain executive officers and employees impacted by management's alignment of the business with strategic objectives. During the six months ended June 30, 2016 and June 30, 2015, the Company recorded restructuring charges of $1.1 million and $6.0 million, respectively, including the modification and acceleration of equity awards of $0.2 million and $3.0 million, respectively. Additionally, the Company had a decrease in headcount of approximately 35% during the six months ended June 30, 2016 compared to the same period in 2015 in connection with employees impacted by management's alignment of the business with strategic objectives.

Rent and occupancy
Rent and occupancy expenses decreased during the six months ended June 30, 2016 compared to the same period in 2015 primarily due to the shutdown of our BCSI office and fabrication facilities in the fourth quarter of 2015. During the first quarter of 2016, the Company entered into an agreement to terminate various lease agreements covering approximately 207 thousand square feet of manufacturing, warehouse and office space located in Pennsylvania. As consideration for terminating the leases, the Company agreed to pay the lessor termination fees of $0.3 million in April 2016 and the same amount in April 2017. The Company recorded a gain of $0.2 million related to the difference between the amount accrued as of the cease use date of December 31, 2015 and the settlement amount during the first quarter of 2016.

Legal and professional fees
Legal and professional fees expenses decreased during the six months ended June 30, 2016 compared to the same period in 2015 as a result of a reduction in the professional resources deployed to address the Restatement of our consolidated financial statements, including the SEC Inquiry. Expenses related to the Restatement during the six months ended June 30, 2016 and 2015 were $1.7 million and $5.3 million respectively. These decreases were offset by expenses related to general business activities.

General and administrative
General and administrative expense decreased during the six months ended June 30, 2016 compared to the same period in 2015 due to a $0.5 million allowance recorded during 2015 against the entire principal balance of a note receivable. Additionally, there was a decrease in expenses of $0.5 million due to the shutdown of our BCSI office and fabrication facilities in the fourth quarter of 2015. Other decreases were due to decreases in general operating expenses, including travel, professional dues and recruiting. These decreases were partially offset by impairment charges recognized on property and equipment and inventory of $0.5 million, as projected future cash flows from operations related to such property and equipment and inventory did not support the carrying value recorded by the Company.

Research and development, net
Research and development expense decreased during the six months ended June 30, 2016 compared to the same period in 2015 due to a decrease in research and development activities as the Company has concluded all material R&D activities. Additionally, the Company reduced R&D expense due to final billings to the DOE for one R&D contract.

Depreciation and amortization
Depreciation and amortization expense decreased during the six months ended June 30, 2016 compared to the same period in 2015 by approximately $0.6 million due to the shutdown of our BCSI office and fabrication facility in the fourth quarter of 2015 and by approximately $0.1 million due to the termination of the Highview technology license . See further discussion of the termination of the Highview technology license in Note 7.

Other Income (Expense), net
A summary of the components of our other income (expense), net for the six months ended June 30, 2016 and 2015 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2016	2015	($)	(%)
Other income (expense):
Earnings from equity method investments	$19,331	$5,174	$14,157	274%
Royalties, related party	1,859	4,493	(2,634)	(59)%
Interest income	118	18	100	556%
Interest expense	(3,537)	(3,569)	32	(1)%
Gain on sale of equity method investment	2,078	—	2,078	*
Gain on settlement of note payable and licensed technology	1,019	—	1,019	*
Other	(535)	87	(622)	(715)%
Total other income	$20,333	$6,203	$14,130	228%
* Calculation not meaningful

Earnings in equity method investments
The following table details the components of the Company's respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Six Months Ended June 30,
(in thousands)	2016	2015
Earnings from CCS	$18,275	$4,730
Earnings from CCSS	1,613	2,172
Loss from RCM6	(557)	(1,728)
Earnings from equity method investments	$19,331	$5,174

Earnings in equity method investments, and changes related thereto, are impacted by our equity method investees: CCS, CCSS and RCM6 (through the date of the sale of our interest in RCM6 on March 3, 2016). Earnings in equity method investments increased primarily as a result of an increase in cash distributions. See discussion below regarding the accounting of earnings from CCS.

During the six months ended June 30, 2016, we recognized $18.3 million in equity income from CCS compared to our proportionate share of CCS's net income of $15.5 million for the period. During the six months ended June 30, 2015, we recognized $4.7 million in equity income from CCS compared to our proportionate share of CCS's net income of $17.7 million for the period. The difference between our pro-rata share of CCS's net income and our earnings from our CCS equity method investment as reported on our Condensed Consolidated Statements of Operations relates to the Company receiving distributions in excess of the carrying value of the investment, and therefore recognizing such excess distributions as equity method earnings in the period the distributions occur, as discussed in more detail below.
The carrying value of our investment in CCS has been reduced to zero throughout 2016, as cumulative cash distributions received from CCS exceeded our pro-rata share of cumulative earnings in CCS. Our carrying value of the Company's investment in CCS will remain zero as long as the cumulative amount of distributions received from CCS continues to exceed our cumulative pro-rata share of CCS's income. For quarterly periods during which the ending balance of our investment in CCS is zero, we only recognize equity income from CCS to the extent that cash distributions are received from CCS during the period. For quarterly periods during which the ending balance of our investment is greater than zero (e.g., when the cumulative earnings in CCS exceeds cumulative cash distributions received), we recognize our pro-rata share of CCS's earnings (losses) for the period, less any amount necessary to recover the cumulative earnings short-fall balance as of the end of the immediately preceding quarter. See additional information related to the Company's investment balance, equity earnings and cash distributions in Note 4 of the Condensed Consolidated Financial Statements.
As a result of cash flows from invested RC facilities, CCS distributions to the Company during the six months ended June 30, 2016 were $18.3 million, which exceeded the Company's pro-rata share of CCS's net income, resulting in the Company having a cumulative amount of cash distributions, which exceeded our cumulative pro-rata share of CCS's income as of June 30, 2016.

Equity earnings from our interest in CCSS decreased by $0.6 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to a decrease in the number of RC facilities being operated by CCSS. The weighted-average number of RC facilities for which CCSS had operating and maintenance agreements in place, based upon the number of months each facility was operated during the respective years, decreased year over year. As of June 30, 2016 and 2015, CCSS had operating and maintenance agreements in place with 13 and 17 operating RC facilities, respectively. CCSS derives earnings both from fixed-fee arrangements as well as fees that are based on actual RC production, depending upon the specific RC facility operating and maintenance agreement. The reduction in operated facilities during the six months ended June 30, 2016 was due to suspending operations on retained facilities to reduce operating expenses.
During February 2014, we purchased a membership interest in RCM6 and recognized equity method losses resulting from the operation of the RC facility owned by RCM6 in all subsequent reporting periods; although, RCM6 generated tax credits and tax benefits available to us. Equity losses from our interest in RCM6 decreased during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to our sale of our 24.95% membership interest in RCM6 on March 3, 2016 for a cash payment of $1.8 million and assumption by the buyer of the outstanding note payable made by the Company in connection with its purchase of RCM6 membership interests from CCS in February 2014. As a result of the sale, the Company is no longer a member of RCM6 and is no longer subject to any quarterly capital calls and variable payments to RCM6.
Although all of our deferred tax assets have full valuation allowances recorded against them as of June 30, 2016 and 2015, respectively, we earned the following tax credits which may be available for future benefit related to the operation of retained RC facilities that were not invested:

	Six Months Ended June 30,
(in thousands)	2016	2015
Section 45 tax credits earned	$2,827	$17,389

The decrease in tax credits earned during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due to the suspension of retained facilities, as described above. Additional information related to our equity method investees is included in Note 4 of the Condensed Consolidated Financial Statements.
Royalties, related party
During the six months ended June 30, 2016 and 2015, there were 6.3 million tons and 9.1 million tons of RC produced using M-45TM and M-45-PCTM technologies, which CCS licenses from us. The decrease was due to a decrease in the number of RC facilities producing RC with our technologies, specifically the suspension of retained operations at facilities during the first quarter of 2016 to reduce operating expenses. Additionally, as the royalties are earned on a percentage of the per-ton, pre-tax margin of RC produced with the M-45 License that produces a valid and verifiable Section 45 Tax Credit, net of certain allocable operating expenses, the increase in operating expenses of CCS, due to payments made to secure the location for an RC facility, while waiting to receive a tax equity investor, also decreased the royalty we earned. We anticipate royalty income for the remainder of 2016 to approximate the income of the three months ended June 30, 2016, discussed above, based on similar production results and number of retained facilities, rather than the earnings amounts from the comparable period in 2015 due to the suspension of operations related to retained RC facilities.

Interest expense
During the six months ended June 30, 2016 and 2015, interest expense decreased due to interest related to IRS section 453A, which requires taxpayers using the installment method to pay an interest charge on the portion of the tax liability that was deferred under the installment method, and the elimination of the RCM6 and the DSI Business Owner note payables. These decreases were $1.1 million and $1.0 million, respectively. These decreases were offset by interest expense of $2.1 million related to the Credit Agreement, which was entered into during the fourth quarter of 2015.
Gain on sale of equity method investment
On March 3, 2016, we sold our 24.95% membership interest in RCM6 for a cash payment of $1.8 million and the assumption, by the buyer, of the note payable, which the Company entered into in connection with its purchase of RCM6 membership interests from CCS in February 2014. The outstanding balance on the note payable at the time of the sale was $13.2 million. In doing so, we recognized a gain on the sale of $2.1 million, included within the Gain on sale of equity method investment line item in the Condensed Consolidated Statements of Operations.
Gain on settlement of note payable
As of December 31, 2014, we terminated the consulting portion of our agreements with the DSI Business Owner. Originally, the Company was required to make all remaining payments, structured as a note payable, through the third quarter of 2017. In February 2016, we entered into an agreement with the DSI Business Owner to settle the remaining amounts owed of approximately $1.1 million for a one-time payment of $0.3 million. The one-time payment was made during the first quarter of

2016, and we recognized a gain of approximately $0.9 million, which is included in the Gain on settlement of note payable an license technology line item in the Condensed Consolidated Statements of Operation for the three and six months ended June 30, 2016.
Gain on settlement of licensed technology obligation
On June 15, 2016, we entered into an agreement with Highview to terminate the License Agreement in exchange for a one-time payment by the Company of £0.2 million (approximately $0.2 million). Per the agreement, this payment will only be made upon the sale of the Company's shares in Highview to satisfy the liability. As a result of terminating the License Agreement, the Company has removed the licensed technology asset from its books, reduced the corresponding long-term liability as of June 30, 2016 to the amount of the one-time payment, and recognized a gain of approximately $0.2 million, which is included in the Gain on settlement of note payable and licensed technology line item in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016.
Other
As a result of the communication from SEC Staff, the Company recorded an expense as of June 30, 2016 for the expected payment of monetary penalties in connection with the SEC Inquiry in the amount of $0.5 million. For additional detail, see Note 8 of the Condensed Consolidated Financial Statements.
Income tax expense
We did not recognize any federal income tax expense (benefit) during the six months ended June 30, 2016 and 2015 as a result of recording full valuation allowances against all of our net deferred tax assets. However, we did recognize state income tax expense for the six months ended June 30, 2016 and 2015 of $0.2 million and $0.1 million, respectively.

Business Segments
As discussed in Note 12 of the Condensed Consolidated Financial Statements, during the fourth quarter of 2015, the Company realigned its operating segments into two reportable segments: (1) Refined Coal ("RC"); and (2) Emissions Control ("EC"). Following the realignment, the Company retroactively adjusted all segment related disclosures included within the notes to the Condensed Consolidated Financial Statements as well as within this Item. The business segment measurements are computed in accordance with the principles listed below:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except as described below.

•
Segment revenue includes the Company's equity method earnings and losses from the Company's equity method investments. Segment revenue also includes the Company's royalty earnings from CCS and income related to a sales-type leases.

•
Segment operating income (loss) includes the Company's equity method earnings and losses from the Company's equity method investments, royalty earnings from CCS and gains related to sales of equity method investments. However, segment operating income (loss) excludes Payroll and benefits, Rent and occupancy, Legal and professional fees, and General and administrative ("Corporate general and administrative expenses") unless otherwise specifically included as the Company does not allocate those amounts between segments.

•	Items not included in operating income are excluded from segment reporting except for 453A and RCM6 interest expense, which are directly attributable to our RC segment.
The principal products and services of our segments are:

1.
RC - Our RC segment derives its earnings from equity method investments as well as royalty payment streams and other revenues related to enhanced combustion of and reduced emissions of both NOX and mercury from the burning of coals. The Company's equity method investments related to the RC segment include CCS, CCSS and RCM6 (until March 3, 2016). Segment revenues include the Company's equity method earnings and losses from the Company's equity method investments and royalty earnings from CCS. These earnings are included within the Earnings from equity method investments and Royalties, related party line items in the Condensed Consolidated Statements of Operations. Key drivers to RC segment performance are operating and retained tonnage, royalty-bearing tonnage, and the number of operating and retained RC facilities. These key drivers impact the Company's earnings and cash distributions from equity method investments.

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

The following table presents the Company's operating segment results for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenues:
Refined Coal:
Earnings in equity method investments	$13,754	$4,860	$19,331	$5,174
Consulting services	—	34	—	55
Royalties	669	2,299	1,859	4,493
	14,423	7,193	21,190	9,722
Emissions Control:
Equipment sales	8,213	14,235	29,919	35,351
Chemicals	613	344	1,047	617
Consulting services	125	282	320	629
	8,951	14,861	31,286	36,597
Total segment reporting revenues	23,374	22,054	52,476	46,319
Adjustments to reconcile to reported revenues:
Refined Coal:
Earnings in equity method investments	(13,754)	(4,860)	(19,331)	(5,174)
Royalties	(669)	(2,299)	(1,859)	(4,493)
	(14,423)	(7,159)	(21,190)	(9,667)
Total reported revenues	$8,951	$14,895	$31,286	$36,652

Segment operating income (loss):
Refined Coal (1)	$14,199	$5,175	$22,061	$5,835
Emissions Control	2,118	(5,458)	6,700	(4,909)
Total segment operating income (loss)	$16,317	$(283)	$28,761	$926
(1) Included within the RC segment operating income for the six months ended June 30, 2016 is the $2.1 million gain on sale of RCM6.

RC
The following table details the segment revenues of the Company's respective equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Earnings from CCS	$12,832	$4,630	$18,275	$4,730
Earnings from CCSS	922	1,150	1,613	2,172
Loss from RCM6	—	(920)	(557)	(1,728)
Earnings from equity method investments	$13,754	$4,860	$19,331	$5,174

For the three months ended June 30, 2016 and 2015
RC earnings increased primarily due to increased equity earnings in CCS during the three months ended June 30, 2016 compared to 2015, as presented above. For the three months ended June 30, 2016, CCS consolidated earnings decreased $2.3 million due to a decrease in lease revenues, which was offset by a reduction in cost of sales related to chemicals and royalties as well as a decrease in operating expenses related to the suspension of operations of all retained RC facilities in 2016.

As discussed above and in Note 4 of our Condensed Consolidated Financial Statements, our earnings in CCS may not equal our pro-rata share due to the accounting related to our equity method investment. As such, our earnings in CCS increased by $8.2 million due to $14.9 million of cash distributions received, which were in excess of our pro-rata share of cumulative earnings in CCS.

RC earnings were also impacted by a decrease in earnings from CCSS primarily due to a decrease in the number of RC facilities being operated by CCSS as discussed in the consolidated results above.

RC earnings were negatively impacted by a decrease in royalties related to CCS's use of our M-45TM and M-45-PCTM technologies ("M-45 License"). During the three months ended June 30, 2016 and 2015, there was 2.9 million tons and 4.9 million tons, respectively, of RC produced using the M-45 License. The decrease was due to a decrease in the per facility tonnage and a decrease in the number of RC facilities producing RC with our technologies, as well as an increase in CCS operating expenses, as discussed in the consolidated results above.

RC earnings were positively impacted due to lower operating losses associated with our RCM6 equity method investment, which was sold during the first quarter of 2016.

RC segment operating income increased during the three months ended June 30, 2016 compared to 2015. In addition to the impacts of RC earnings discussed above, RC segment operating income was positively impacted by a decrease in 453A interest expense. 453A interest expense decreased due to a decrease in the tax liability that is expected to be deferred as of December 31, 2016.

For the six months ended June 30, 2016 and 2015
RC earnings increased primarily due to increased equity earnings in CCS during the six months ended June 30, 2016 compared to 2015, as presented above. For the six months ended June 30, 2016, CCS consolidated earnings decreased $6.5 million due to a decrease in lease revenues, which was offset by a reduction in cost of sales related to chemicals and royalties as well as a decrease in operating expenses related to the suspension of operations of all retained RC facilities in 2016.

As discussed above and in Note 4 of our Condensed Consolidated Financial Statements, our earnings in CCS may not equal our pro-rata share due to the accounting related to our equity method investment. As such, our earnings in CCS increased by $13.5 million due to $18.3 million of cash distributions received, which were in excess of our pro-rata share of cumulative earnings in CCS.

RC earnings were also impacted by a decrease in earnings from CCSS primarily due to a decrease in the number of RC facilities being operated by CCSS as discussed in the consolidated results above.

RC earnings were negatively impacted by a decrease in royalties related to CCS's use of our M-45 License. During the six months ended June 30, 2016 and 2015, there were 6.3 million tons and 9.1 million tons, respectively, of RC produced using the M-45 License. The decrease was due to a decrease in the per facility tonnage and a decrease in the number of RC facilities producing RC with our technologies, as well as an increase in CCS operating expenses, as discussed in the consolidated results above.

RC earnings were positively impacted due to lower operating losses associated with our RCM6 equity method investment, which was sold during the first quarter of 2016.

RC segment operating income increased during the six months ended June 30, 2016 compared to 2015. In addition to the impacts of RC earnings discussed above, RC segment operating income was positively impacted by a decrease in 453A interest expense. 453A interest expense decreased due to a decrease in the tax liability that is expected to be deferred as of December 31, 2016.
Additional discussion of our equity method investments is included above within our consolidated results and in Note 4 of the Condensed Consolidated Financial Statements.
EC
Discussion of revenues derived from our EC segment and costs related thereto are included above within our consolidated results.
EC segment operating income increased during the three months ended June 30, 2016 compared to 2015 due to the earnings discussed within the consolidated results and decreases in operating expenses. Specifically, Payroll and benefits and Research and development expense, net decreased quarter over quarter by $0.8 million and $2.2 million, respectively. These decreases were due to decreased headcount largely due to management restructuring and the closure of the Company's fabrication facility and limited research and development expenses in connection with our changing strategic objectives.
EC segment operating income increased during the six months ended June 30, 2016 compared to 2015 due to the earnings discussed within the consolidated results and decreases in operating expenses. Specifically, Payroll and benefits and Research and development expense, net decreased period over period by $2.0 million and $3.3 million, respectively. Additionally, impacting the period over period change was an increase due to the settlement of the remaining amounts owed to the former DSI Business Owner, resulting in a reduction of segment expenses of $0.9 million during 2016. Offsetting these items was the allowance related to a note receivable of $0.5 million in 2015.
Liquidity and Capital Resources
Overview of Factors Affecting Our Liquidity
During the six months ended June 30, 2016, our cash and cash equivalents balance continued to decline, primarily due to debt service payments on our Credit Agreement and notes payable, fees incurred to extend the maturity of our Credit Agreement, the payoff of our Credit Agreement on June 30, 2016 and delivering on our existing contracts and customer commitments. In addition, we continued to incur professional fees related to our Restatement activities and to become current with our 2015 regulatory filings.

However, during the six months ended June 30, 2016, our working capital position improved by $14.2 million, primarily due to distributions from CCS and CCSS, reduction in operated retained RC facilities, proceeds received from the sale of our interest in RCM6 and the elimination of the related note payable, as well as the favorable settlement of our note payable to the former DSI Business Owner. We expect that the pressure on our working capital will continue for the foreseeable future as we continue to restructure our operations and seek to expand our revenue generating activities.
Our principal sources of liquidity include:

•	cash on hand;

•	cash provided by our operations;

•	distributions from CCS and CCSS; and

•	royalty payments from CCS.

Since April 2014, we have been unable to borrow from our bank line of credit ("Line of Credit") as a result of not being in compliance with certain covenants related to our loan agreement. No borrowings were outstanding as of June 30, 2016 or December 31, 2015. Prior to June 2014, the Line of Credit was used primarily to provide collateral support for certain letters of credit that had been issued to customers related to certain contractual performance and payment guarantees, typically provided in lieu of surety bonds. Upon notification of such covenant non-compliance, we were required to secure such letters of credit with cash collateral. Additionally, we are required to provide collateral to other financial institutions that have issued letters of credit providing security for continuing royalty indemnification obligations related to the settlement of certain litigation. The collateral amounts are disclosed on our Condensed Consolidated Balance Sheets as Restricted cash, Restricted cash, long-term and Investment securities, restricted, long-term. As of June 30, 2016 and December 31, 2015, these collateral amounts totaled $11.2 million and $12.0 million, respectively.

Our Line of Credit was renewed and extended through August 29, 2016. We had no borrowing capacity as of June 30, 2016 and no amounts were drawn on the Line of Credit during the six months ended June 30, 2016 and 2015, respectively. Additionally, no amounts were drawn on the Line of Credit through the date of this filing. We are working to renegotiate the terms of the Line of Credit to enable us to have borrowing capacity to provide short-term liquidity for operating purposes.
On March 3, 2016, the Company sold its entire ownership interest in RCM6. The Company received a cash payment of $1.8 million related to the sale and has no future obligations related to previously recorded notes payable.
Subsequent to June 30, 2016, $2.4 million of Restricted cash was released to the Company as we met all performance testing requirements on certain equipment projects during the second quarter of 2016. Upon release, the cash will be included in the Cash and cash equivalents line item on the Condensed Consolidated Balance Sheets.

Our principal uses of liquidity include during the six months ended June 30, 2016:

•	payoff of the Credit Agreement;

•	interest expense on the Company’s Credit Agreement, notes payable, and 453A interest;

•	completion of the Restatement activities related to prior year financial statements;

•	delivering on our existing contracts and customer commitments;

•	corporate restructuring and realignment of its businesses; and

•	royalty indemnification payments.

On June 30, 2016, the Company, the required lenders under the Credit Agreement and the Administrative Agent agreed to terminate the Credit Agreement (the "Payoff Letter"), prior to the maturity date of July 8, 2016, effective upon the Company’s prepayment of the total principal balance of the loans and advances made to or for the benefit of the Company, together with all accrued but unpaid interest, and the total amount of all fees, costs, expenses and other amounts owed by the Company thereunder, including a prepayment premium (the "Payoff Amount"). The Payoff Amount was paid on June 30, 2016 (the "Payoff Date") and equaled $9.9 million. The Payoff Letter includes a waiver by the lenders for a portion of the prepayment premium of 4% reflected in the Credit Agreement. Upon termination of the Credit Agreement, all obligations of the parties to the Credit Agreement were automatically and irrevocably satisfied and discharged in full, except for indemnity obligations that survive termination and outstanding fees and expenses of the required lenders in connection with the termination of the Credit Agreement. The Payoff Letter grants the Company the authority to prepare and file the certain UCC termination statements and such other releases, discharges and related filings as may be necessary to terminate any security interests created under the Credit Agreement.
In February 2016, the Company entered into an agreement with the DSI Business Owner to settle the remaining amounts owed as of the date of the agreement of approximately $1.1 million for $0.3 million, which was paid in the first quarter of 2016.
Our ability to generate sufficient cash flow required to meet ongoing operational needs and to meet our obligations depends upon several factors, including executing on our contracts and initiatives, discussed above, receiving royalty payments from CCS and distributions from CCS and CCSS, and our ability to maintain and grow our share of the market and increase operational efficiencies for emissions control equipment, chemicals and services. Increased distributions from CCS will likely be dependent upon the securing of additional tax equity investors for those CCS facilities that are currently not operating. If we are unable to generate sufficient cash flow, we may be unable to meet our operational needs. We are working to renegotiate the terms of the Line of Credit to enable us to have borrowing capacity to provide short-term liquidity for operating purposes. If negotiations are unsuccessful, the Company intends to take other measures to preserve or create liquidity.
The following table summarizes the cash flows of CCS, the entity from which cash distributions to the Company are most significant, for the six months ended June 30, 2016 and 2015, respectively, which directly impact potential distributions to the Company:

	Six Months Ended June 30,
(in thousands)	2016	2015
CCS cash and cash equivalents, beginning of year	$6,182	$3,870
Cash provided by (used in):
Operating activities	36,634	21,333
Investing activities	(2,474)	(9,146)
Financing activities	(35,916)	(7,746)
Net change in cash and cash equivalents	(1,756)	4,441
CCS cash and cash equivalents, end of period	$4,426	$8,311

Sources and Uses of Cash
Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015
Cash and cash equivalents decreased from $9.3 million as of December 31, 2015 to $2.2 million as of June 30, 2016. The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30,
(in thousands)	2016	2015	Change
Cash provided by (used in):
Operating activities	$(7,984)	$(13,788)	$5,804
Investing activities	16,100	296	15,804
Financing activities	(15,160)	(1,276)	(13,884)
Net change in cash and cash equivalents	$(7,044)	$(14,768)	$7,724
Cash flow from operating activities
Cash flows used in operating activities reflect operating losses as well as the timing of our working capital requirements, in addition to other items discussed herein.
Our cash spend for legal and professional fees for the six months ended June 30, 2016 decreased from that of the comparable prior year period primarily due to a reduction in the professional resources deployed to address the Restatement, causing a decrease in cash outflows of $1.8 million.
Deferred revenue and project costs resulted in a change in a source of operating cash flows on a net basis of $3.3 million period over period due to billings and productions of ACI and DSI equipment systems. However, due to the completed contract revenue recognition method, these billings and related costs have not yet been recognized within revenues and cost of revenue, respectively.
We are required to provide collateral for certain letters of credit for ACI and DSI equipment, as discussed in Note 8 of our Condensed Consolidated Financial Statements. Cash is pledged as security for letters of credit in the same amount as the assets related to ACI and DSI equipment contracts as well as the Royalty Award discussed in Note 8. Restricted cash was provided during the six months ended June 30, 2016 due to completion of ACI and DSI equipment contracts; whereas during the six months ended June 30, 2015 restricted cash was a use of cash in order to collateralize certain ACI and DSI equipment contracts.
Our operating cash flow may also be significantly impacted by distributions from our equity method investees, which are classified as either a return on investment within operating cash flows or a return in excess of investment basis within investing cash flows. During the six months ended June 30, 2016, we received $13.5 million more in total cash distributions from equity method investees than we did during the six months ended June 30, 2015 due to the suspension of operations of retained facilities by CCS and an increase in invested facilities.

Cash flow from investing activities
Maturity of investments in securities, restricted and restricted cash
We are required to provide collateral for certain letters of credit for future payments related to royalty indemnification obligations and other payments as discussed in Note 8 of our Condensed Consolidated Financial Statements. Cash is pledged as security for letters of credit in the same amount as the assets. The restricted cash changed during the six months ended June 30, 2016 due to a contractual requirement related to the royalty indemnification obligation and performance against equipment contracts.
Acquisition and disposal of property and equipment, net
Acquisitions of property and equipment were $0.1 million and $0.4 million during the six months ended June 30, 2016 and June 30, 2015, respectively.
Advance on note receivable
In December 2014, we loaned $0.5 million to an independent third party to provide financing for the pursuit of emissions technology projects, bearing annual interest of 8%. Interest and principal were payable at maturity of the agreement in June 2015. In March 2015, we loaned an additional $0.5 million to the third party, continuing to bear annual interest at 8%. All interest and principal payments were then deferred until March 2018. Subsequent to the second loan disbursement, it was determined that the independent third party was not awarded contracts that would have utilized their emissions technology. Without these contracts, we concluded that the ability of the independent third party to repay these loans was in doubt. We have recorded an allowance against the entire principal balance of the note receivable outstanding, reversed accrued interest and put the two respective portions of the note on non-accrual status as of December 31, 2015 and June 30, 2015, respectively.

Acquisition of a business
During March 2015, we acquired Clearview, which operated as ADA Analytics, for $2.4 million, as described in Note 3 of the Condensed Consolidated Financial Statements, $2.1 million of which was paid in 2015. The Company acquired the in-process research and development in order to potentially commercialize and expand its analytics services available to customers. However, in August 2015, as part of a broader strategic restructuring of our business to simplify our operating structure in a manner that creates increased customer focus, better supports sales and product delivery and also aligns the Company’s cost structure as the emissions control market shifts towards compliance solutions for the MATS, the Company’s management approved an action to wind down operations of ADA Analytics.
Equity method investment
On February 10, 2014, we purchased a 24.95% membership interest in RCM6, which owned a single RC facility that produced RC that qualified for Section 45 tax credits. As part of the purchase, we were subject to quarterly capital calls and variable payments based upon differences in originally forecasted RC production as of the purchase date and actual quarterly production. During the six months ended June 30, 2016 and 2015, we funded capital calls and made variable payments of $0.2 million and $0.2 million, respectively.
Proceeds from sale of equity method investment
As discussed in Note 4 of our Condensed Consolidated Financial Statements, we sold our investment in RCM6 in March 2016. Proceeds from the sale included $1.8 million in cash and the assumption, by the buyer, of all unpaid amounts outstanding under the original note payable.
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
On June 30, 2016, the Company, the required lenders under the Credit Agreement and the Administrative Agent agreed to terminate the Credit Agreement, and on June 30, 2016, the Company paid the Payoff Amount of $9.9 million. Additionally, during the six months ended June 30, 2016, we paid $0.6 million in debt issuance costs related to the Second Amendment.
Notes payable activity
During the six months ended June 30, 2016 and 2015 we used $1.2 million and $1.0 million cash, respectively, for repayments of principal on the RCM6 and the DSI Business Owner notes payable, as described in Note 6 of our Condensed Consolidated Financial Statements.

Equity award activity
During the six months ended June 30, 2016 and 2015 we used $0.1 million and $0.3 million, respectively, for the repurchase of shares to satisfy minimum tax withholdings upon the vesting of equity based awards.
Significant non-cash transactions

	Six Months Ended June 30,
(in thousands)	2016	2015
Restricted stock award reclassification (liability to equity)	$899	$—
Settlement of RCM6 note payable	$13,234	$—
Non-cash reduction of equity method investment	$11,156	$—
Contractual Obligations
Our contractual obligations as of June 30, 2016 are as follows:

	Payment Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital lease obligations	$—	$—	$—	$—	$—
Operating leases	3,987	1,330	2,657	—	—
Purchase obligations (a)	—	—	—	—	—
Legal settlements and accruals (b)	23,066	11,470	11,596	—	—
Other long-term liabilities (c)	151	151	—	—	—
	$27,204	$12,951	$14,253	$—	$—
(a) Purchase obligations do not include commitments pursuant to subcontracts and/or other purchase orders related to equipment contracts since such amounts are expected to be funded under contract billings.
(b) Future cash payments related to our Royalty Award may differ from the payment amounts included within the above schedule due to actual revenues generated by our former equity method investment and changes in estimates related to future revenues. Additionally, future cash payments related to the SEC Inquiry and private litigation may differ from currently accrued amounts. If such differences were to occur, these changes would also impact our results of operations and financial condition.
(c) Obligations related to Other long-term liabilities relate to amounts owed upon the termination of the Highview License Agreement, discussed in Note 11 of the Condensed Consolidated Financial Statements. On June 15, 2016, we entered into an agreement with Highview to terminate the License Agreement in exchange for a one-time payment by the Company of £0.2 million (approximately $0.2 million). Per the agreement, this payment will only be made upon the sale of the Company's Highview shares to satisfy the liability.
We have not included obligations related to 453A interest payments due to uncertainty of amounts payable in future periods relating to matters impacting future obligations such as the balance deferred under the installment method at each future balance sheet date and changes in interest rates. However, based upon the number of RC facilities as of June 30, 2016, the estimated ending liability deferred on installment sales as of December 31, 2016 and interest rates in effect as of the date of this Form 10-Q filing, we estimate paying approximately $3.2 million in 453A interest during the year ending December 31, 2016. If no future RC facilities obtain investors, the deferred gain balance would decrease and interest payments, assuming no changes in the applicable interest rate, would also decrease throughout the periods in the table above.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2016, we did not engage in any off-balance sheet arrangements except those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which included operating leases, letters of credit and future 453A interest obligations.

Critical Accounting Policies and Estimates
Our significant accounting policies and estimates have not changed from those reported in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
New Accounting Guidance
Refer to Note 1 of our Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report for new accounting guidance issued during the six months ended June 30, 2016 and subsequent thereto through the date of this filing.
Forward-Looking Statements Found in this Report
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that involve risks and uncertainties. In particular such forward-looking statements are found in this Part I and under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operation" in Part II, Item 7 below. Words or phrases such as "anticipates," "believes," "expects," "intends," "plans," "estimates," "predicts," the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	expected growth in and potential size of our target markets;

(b)	expected supply and demand for our products and services;

(c)	the effectiveness of our technologies and the benefits they provide;

(d)	CCS’s ability to profitably sell and/or lease additional RC facilities or recognize the tax benefits from their operations;

(e)	probability of any loss occurring with respect to CCS Party Guarantees;

(f)	the timing of awards of, and work and related testing under, our contracts and agreements and their value;

(g)
timing and amounts of, or changes in, future revenues, backlog, funding for our business and projects, margins, expenses, earnings, tax rate, cash flow, royalty payments, working capital, liquidity and other financial and accounting measures;

(h)	ability to refinance the loan under the Credit Agreement or obtain alternative financing;

(i)	the outcome of current and pending legal proceedings;
Our expectations are based on certain assumptions, including without limitation, that:

(a)	coal will continue to be a major source of fuel for electrical generation in the United States;

(b)	the IRS will allow the production of RC to qualify for IRC Section 45 tax credits;

(c)	contracts we have with the DOE will continue to be funded at expected levels;

(d)	we will continue as a key supplier of equipment, chemicals and services to the coal-fired power generation industry as it seeks to implement reduction of mercury emissions;

(e)	current environmental laws and regulations requiring reduction of mercury from coal-fired boiler flue gases will not be materially weakened or repealed by courts or legislation in the future;

(f)	we will be able to meet any performance guaranties we make and continue to meet our other obligations under contracts;

(g)	we will be able to obtain adequate capital and personnel resources to meet our operating needs and to fund anticipated growth and our indemnity obligations;

(h)	we will be able to establish and retain key business relationships with other companies;

(i)	orders we anticipate receiving will in fact be received;

(j)	governmental audits of our costs incurred under DOE contracts will not result in material adjustments to amounts we have previously received under those contracts;

(k)	we will be able to formulate new chemicals and blends that will be useful to, and accepted by, the coal-fired boiler power generation business;

(l)	we will be able to effectively compete against others;

(m)	we will be able to meet any technical requirements of projects we undertake;

(n)	CCS will be able to sell or lease the remaining RC facilities to third party investors; and

(o)	we will be able to utilize our portion of the Section 45 tax credits generated by operation of RC facilities for the benefit of the members of CCS.

The forward-looking statements included in this Quarterly Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, timing of new and pending regulations and any legal challenges to or extensions of compliance dates of them; the government’s failure to promulgate regulations or appropriate funds that benefit our business; changes in laws and regulations, accounting rules, prices, economic conditions and market demand; impact of competition; availability, cost of and demand for alternative energy sources and other technologies; technical, start up and operational difficulties; failure of the RC facilities to produce coal that qualifies for tax credits; termination of, or amendments to, the contracts for RC facilities; decreases in the production of RC; inability to commercialize our technologies on favorable terms; our inability to ramp up our operations to effectively address recent and expected growth in our business; loss of key personnel; potential claims from any terminated employees, customers or vendors; failure to satisfy performance guarantees; availability of materials and equipment for our businesses; intellectual property infringement claims from third parties; pending litigation; elevated spending on non-recurring cash expenses, which may last longer than expected or reductions in operating costs may be less than expected; identification of additional material weaknesses or significant deficiencies; as well as other factors relating to our business, as described in our filings with the SEC, with particular emphasis on the risk factor disclosures contained in those filings and in Item 1A of this Quarterly Report. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Quarterly Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2016. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2016, due to the material weaknesses described in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Notwithstanding the material weaknesses, management has concluded that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control Over Financial Reporting
Under the applicable SEC rules (Exchange Act Rules 13a-15(f)) and 15d-15(f), management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, we have undertaken a broad range of remedial procedures to address material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the three and six months ended June 30, 2016 and will continue throughout the remainder of 2016. While we continue to implement remediation efforts and design enhancements to our internal control procedures, we believe there were significant changes in internal controls implemented during the three and six months ended June 30, 2016, but the controls were not in place for a sufficient period of time to conclude on the effectiveness of the controls, therefore, further changes may be required.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company is involved in litigation, claims and other proceedings related to the conduct of our business. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "Annual Report") and Note 8 in the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
Except as noted below, there are no material updates to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
The review of potential strategic alternatives by our Board of Directors may result in significant transaction expenses or an adverse impact on our business.
On April 19, 2016, the Company announced that its Board of Directors had initiated a process to explore and evaluate a wide range of strategic alternatives to further enhance stockholder value. The pursuit of potential strategic alternatives could result in the diversion of management’s attention from our existing business; the failure to achieve financial or operating objectives; the incurrence of significant transaction expenses; the failure to retain key personnel, customers, or contracts; and volatility in the Company’s stock price. There can be no assurance that the review process will result in a sale transaction or other strategic alternative of any kind or that the process will not have an adverse impact on our business.

We do not intend to discuss or disclose developments with respect to the process unless we determine further disclosure is appropriate or required. As a consequence, perceived uncertainties related to the future of the Company may result in the loss of potential business opportunities and may make it more difficult for us to attract and retain qualified personnel and business partners.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
10.1	Payoff Letter among Advanced Emissions Solutions, Inc., the creditors under the Credit Agreement and the Administrative Agent.	8-K	000-54992	10.1	July 6, 2016
10.2	Stipulation and Agreement of Settlement dated as of June 30, 2016*
10.3	Seventh Amendment and Eighth Waiver Regarding 2013 Loan and Security Agreement*
31.1	Certification of Chief Executive Officer and Principal Financial Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32.1
Certification of Chief Executive Officer and Principal Financial Officer of Advanced Emissions Solutions, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

Advanced Emissions Solutions, Inc.
(Registrant)

August 9, 2016	By:	/s/ L. Heath Sampson
L. Heath Sampson
President, Chief Executive Officer and Treasurer
(Principal Executive and Financial Officer)

August 9, 2016	By:	/s/ Greg P. Marken
Greg P. Marken
Chief Accounting Officer and Secretary
(Principal Accounting Officer)