Form 10-Q
period 2017-06-30
Advanced Emissions Solutions, Inc.
filed 2017-08-07
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2017
Common stock, par value $0.001 per share	21,103,250

Part I. – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$26,373	$13,208
Restricted cash	3,000	13,736
Receivables, net	1,958	8,648
Receivables, related parties, net	1,866	1,934
Costs in excess of billings on uncompleted contracts	—	25
Prepaid expenses and other assets	1,736	1,357
Total current assets	34,933	38,908
Property and equipment, net of accumulated depreciation of $1,541 and $2,920, respectively	468	735
Cost method investment	1,016	1,016
Equity method investments	2,739	3,959
Deferred tax assets	53,290	61,396
Other long-term assets	1,711	1,282
Total Assets	$94,157	$107,296
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,617	$1,920
Accrued payroll and related liabilities	1,135	2,121
Billings in excess of costs on uncompleted contracts	1,884	4,947
Legal settlements and accruals	4,327	10,706
Other current liabilities	8,208	4,017
Total current liabilities	17,171	23,711
Legal settlements and accruals, long-term	1,076	5,382
Other long-term liabilities	2,234	2,038
Total Liabilities	20,481	31,131
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: par value of $.001 per share, 50,000,000 shares authorized, none outstanding	—	—
Common stock: par value of $.001 per share, 100,000,000 shares authorized, 22,438,617 and 22,322,022 shares issued, and 21,076,726 and 22,024,675 shares outstanding at June 30, 2017 and December 31, 2016, respectively	22	22
Treasury stock, at cost: 1,370,891 and -0- shares as of June 30, 2017 and December 31, 2016, respectively	(12,973)	—
Additional paid-in capital	114,882	119,494
Accumulated deficit	(28,255)	(43,351)
Total stockholders’ equity	73,676	76,165
Total Liabilities and Stockholders’ Equity	$94,157	$107,296

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenues:
Equipment sales	$24,619	$8,213	$29,727	$29,919
Chemicals	846	613	3,127	1,047
Consulting services and other	—	125	—	320
Total revenues	25,465	8,951	32,854	31,286
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	22,650	5,437	26,793	22,470
Chemicals cost of revenue, exclusive of depreciation and amortization	645	255	2,403	396
Consulting services and other cost of revenue, exclusive of depreciation and amortization	—	77	—	212
Payroll and benefits	2,033	3,956	4,215	7,759
Rent and occupancy	255	632	300	1,026
Legal and professional fees	1,219	1,982	2,254	4,965
General and administrative	809	1,346	2,072	2,092
Research and development, net	(414)	(345)	(222)	(143)
Depreciation and amortization	118	223	600	454
Total operating expenses	27,315	13,563	38,415	39,231
Operating loss	(1,850)	(4,612)	(5,561)	(7,945)
Other income (expense):
Earnings from equity method investments	10,155	13,754	23,969	19,331
Royalties, related party	1,866	669	3,621	1,859
Interest expense	(628)	(1,573)	(1,321)	(3,537)
Revision in estimated royalty indemnity liability	500	—	3,400	—
Other	7	(279)	16	2,680
Total other income	11,900	12,571	29,685	20,333
Income before income tax expense	10,050	7,959	24,124	12,388
Income tax expense	3,642	99	9,028	152
Net income	$6,408	$7,860	$15,096	$12,236
Earnings per common share (Note 1):
Basic	$0.29	$0.36	$0.68	$0.55
Diluted	$0.29	$0.35	$0.68	$0.55
Weighted-average number of common shares outstanding:
Basic	21,866	21,875	21,961	21,895
Diluted	21,880	22,187	21,981	22,204
Cash dividends declared per common share outstanding:	$0.25	$—	$0.25	$—

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net income	$15,096	$12,236
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	600	454
Debt prepayment penalty and amortization of debt issuance costs	73	1,380
Impairment of property, equipment, and inventory	—	517
Stock-based compensation expense	1,173	1,543
Earnings from equity method investments	(23,969)	(19,331)
Gain on sale of equity method investment	—	(2,078)
Gain on settlement of note payable and licensed technology	—	(1,019)
Other non-cash items, net	436	34
Changes in operating assets and liabilities:
Receivables	6,690	(627)
Related party receivables	68	1,473
Prepaid expenses and other assets	(453)	806
Costs incurred on uncompleted contracts	25,634	17,201
Deferred tax asset, net	8,106	—
Other long-term assets	(767)	(2,630)
Accounts payable	(303)	(2,910)
Accrued payroll and related liabilities	(987)	(1,596)
Other current liabilities	(1,227)	(101)
Billings on uncompleted contracts	(28,671)	(20,910)
Other long-term liabilities	164	(1,954)
Legal settlements and accruals	(10,685)	2,767
Distributions from equity method investees, return on investment	2,875	5,900
Net cash used in operating activities	(6,147)	(8,845)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash flows from investing activities
Distributions from equity method investees in excess of cumulative earnings	22,313	14,875
Maturity of investment securities, restricted	—	336
Acquisition of property and equipment, net	(247)	(111)
Contributions to equity method investees	—	(223)
Proceeds from sale of equity method investment	—	1,773
Net cash provided by investing activities	22,066	16,650
Cash flows from financing activities
Borrowings on Line of Credit	808	—
Repayments on Line of Credit	(808)	—
Repayments on short-term borrowings and notes payable, related party	—	(14,496)
Short-term borrowing loan costs and debt prepayment penalty	—	(807)
Repurchase of common shares to satisfy tax withholdings	(517)	(85)
Repurchase of common shares	(12,973)	—
Net cash used in financing activities	(13,490)	(15,388)
Increase (decrease) in Cash and Cash Equivalents and Restricted Cash	2,429	(7,583)
Cash and Cash Equivalents and Restricted Cash, beginning of period	26,944	20,973
Cash and Cash Equivalents and Restricted Cash, end of period	$29,373	$13,390
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,791	$1,436
Cash paid (refunded) for income taxes	$839	$(72)
Supplemental disclosure of non-cash investing and financing activities:
Stock award reclassification (liability to equity)	$—	$899
Settlement of RCM6 note payable	$—	$13,234
Non-cash reduction of equity method investment	$—	$11,156
Dividends payable	$5,268	$—
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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of ADES are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and with Article 10 of Regulation S-X of the Securities and Exchange Commission. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.
The unaudited Condensed Consolidated Financial Statements of ADES in this quarterly report ("Quarterly Report") are presented on a consolidated basis and include ADES and its direct and indirect, wholly-owned subsidiaries. Also included within the unaudited Condensed Consolidated Financial Statements are the Company's investments, Tinuum Group and Tinuum Services, LLC ("Tinuum Services"), which are accounted for using the equity method of accounting. As discussed in Note 2, the Company sold its equity investment in RCM6, LLC ("RCM6") in March 2016, which was also accounted for using the equity method prior to the sale.
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
Earnings Per Share
Basic earnings per share is computed using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividend and participating rights in undistributed earnings. The Company's restricted stock awards ("RSA's") granted prior to December 31, 2016 contain non-forfeitable rights to dividends or dividend equivalents and are deemed to be participating securities. RSA's granted subsequent to December 31, 2016 do not contain non-forfeitable rights to dividends and are not deemed to be participating securities. On June 14, 2017, the Company declared a cash dividend of $0.25 per share on the outstanding shares of the Company’s common stock. See further discussion in Note 7.
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

Diluted earnings per share is computed in a manner consistent with that of basic earnings per share, while considering other potentially dilutive securities. Potentially dilutive securities consist of both unvested, participating and non-participating RSA's, as well as outstanding options to purchase common stock ("Stock Options") and contingent performance stock units ("PSU's") (collectively, "Potential dilutive shares"), and the dilutive effect, if any, for non-participating RSA's, Stock Options and PSU's is computed using the treasury stock method. For participating RSA's, the dilutive effect, if any, is determined using the greater of dilution as calculated under the treasury stock method or the two-class method. Potential dilutive shares are excluded from diluted earnings per share when their effect is anti-dilutive. When there is a net loss for a period, all Potential dilutive shares are anti-dilutive and are excluded from the calculation of diluted loss per share for that period.
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
The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net income	$6,408	$7,860	$15,096	$12,236
Less: Undistributed income allocated to participating securities	45	83	140	109
Income attributable to common stockholders	$6,363	$7,777	$14,956	$12,127

Basic weighted-average common shares outstanding	21,866	21,875	21,961	21,895
Add: dilutive effect of equity instruments	14	312	20	309
Diluted weighted-average shares outstanding	21,880	22,187	21,981	22,204
Earnings per share - basic	$0.29	$0.36	$0.68	$0.55
Earnings per share - diluted	$0.29	$0.35	$0.68	$0.55
For the three and six months ended June 30, 2017 and 2016, options to purchase 0.2 million shares of common stock for each of the periods presented were outstanding, but were not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the three and six months ended June 30, 2017 and 2016, options to purchase of 0.4 million, 0.2 million, 0.4 million and 0.2 million shares of common stock, respectively, which vest based on the Company achieving specified performance targets, were outstanding, but not included in the computation of diluted net income per share because they were determined not to be contingently issuable.
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
New Accounting Guidance
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 and its related amendments are effective for reporting periods (including interim periods) beginning after December 31, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption ("modified retrospective method"). The Company will adopt the standard under the modified retrospective method effective January 1, 2018, which will be reflected in its financial statements as of and for the three months ended March 31, 2018. Based on the Company's current assessment of the standard, the Company has determined that the timing of revenue recognition for equipment sales may be impacted, but that revenues generated from chemical sales and consulting services, based upon historical contract structures, will likely not be materially impacted. During the quarter ended June 30, 2017, the Company continued its assessment of the standard for the impact to the financial statements as of the adoption date, commenced a detailed review of individual customer contracts, commenced review of controls and procedures that may need to be revised or added from the adoption of the standard, developed a timeline for completion of the various phases of the Company's implementation plan for the standard, including documentation of the standard's financial statement impact at adoption, financial statement presentation and disclosure changes and reviews over potential changes to existing revenue recognition policies, controls and procedures. As a result, the Company may revise its initial quantitative and qualitative assessments of the financial impacts on its current revenue streams and related costs.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification in Topic 718. Under the standard, an entity does not apply modification accounting if the fair value, vesting conditions, and classification of the stock-based awards are the same immediately before and after the modification. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this standard. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for which financial statements have not yet been issued. The Company elected to adopt ASU 2017-09 effective with the beginning of its second fiscal quarter of 2017, April 1, 2017, and there was no material impact on the Company's financial statements or disclosures.

Note 2 - Equity Method Investments
Tinuum Group, LLC
The Company's ownership interest in Tinuum Group was 42.5% as of June 30, 2017 and December 31, 2016. Tinuum Group supplies technology equipment and technical services to cyclone-fired and other boiler users, but Tinuum Group's primary purpose is to put into operation facilities that produce and sell RC that lower emissions and therefore qualify for tax credits available under Section 45 of the IRC ("Section 45 tax credits"). Tinuum Group has been determined to be a variable interest entity ("VIE"); however, the Company does not have the power to direct the activities that most significantly impact Tinuum Group's economic performance and has therefore accounted for the investment under the equity method of accounting. The Company determined that the voting partners of Tinuum Group have identical voting rights, equity control interests and board control interests, and therefore, concluded that the power to direct the activities that most significantly impact Tinuum Group's economic performance was shared.
The following table summarizes the results of operations of Tinuum Group:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Gross profit	$25,027	$21,154	$47,083	$47,680
Operating, selling, general and administrative expenses	4,327	4,956	9,801	10,468
Income from operations	20,700	16,198	37,282	37,212
Other expenses	(359)	(3,021)	(947)	(4,036)
Class B preferred return	(505)	(1,043)	(1,142)	(2,186)
Loss attributable to noncontrolling interest	7,926	3,951	17,287	5,907
Net income available to Class A members	$27,762	$16,085	$52,480	$36,897
ADES equity earnings from Tinuum Group	$9,138	$12,832	$22,313	$18,275
As of June 30, 2017 and December 31, 2016, the amount of Tinuum Group's temporary Class B preferred equity was $11.5 million and $18.3 million, respectively.
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
As shown in the tables below, the Company’s carrying value in Tinuum Group was reduced to zero for the three and six months ended June 30, 2017, as cumulative cash distributions received from Tinuum Group exceeded the Company's pro-rata share of cumulative earnings in Tinuum Group. The carrying value of the Company's investment in Tinuum Group shall remain zero as long as the cumulative amount of distributions received from Tinuum Group continues to exceed the Company's cumulative pro-rata share of Tinuum Group's Net income available to Class A members. For periods during which the ending balance of the Company's investment in Tinuum Group is zero, the Company only recognizes equity earnings from Tinuum Group to the extent that cash distributions are received from Tinuum Group during the period. For periods during which the ending balance of the Company's investment is greater than zero (e.g., when the cumulative earnings in Tinuum Group exceeds cumulative cash distributions received), the Company recognizes its pro-rata share of Tinuum Group's Net income available to Class A members for the period, less any amount necessary to recover the cumulative earnings short-fall balance as of the end of the immediately preceding period. During the three and six months ended June 30, 2017, the Company's cumulative amount of distributions received from Tinuum Group exceeded the Company's cumulative pro-rata share of Tinuum Group's Net income available to Class A members. As such, the Company recognized equity earnings from Tinuum Group for the three and six months ended June 30, 2017 of $9.1 million and $22.3 million, respectively. During the three and six months ended June 30, 2016, the Company's cumulative share of pro-rata Tinuum Group income exceeded the amount of its cumulative income recognized due to cash being distributed. As such, the Company recognized equity earnings from Tinuum Group in the amount of $12.8 million and $18.3 million, respectively. As of June 30, 2017 and 2016, the Company's carrying value in Tinuum Group was zero and zero, respectively.

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
The following tables presents the Company's investment balance, equity earnings and cash distributions in excess of the investment balance for the three and six months ended June 30, 2017 and 2016 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Memorandum Account: Cash distributions and equity earnings in (excess) of investment balance
Beginning balance	12/31/2016	$—	$—	$—	$(9,894)
ADES proportionate share of income from Tinuum Group (1)	First Quarter	10,457	10,457	—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	First Quarter	(9,894)	(9,894)	—	9,894
Cash distributions from Tinuum Group	First Quarter	(13,175)		13,175	—
Adjustment for current year cash distributions in excess of investment balance	First Quarter	12,612	12,612	—	(12,612)
Total investment balance, equity earnings (loss) and cash distributions	3/31/2017	$—	$13,175	$13,175	$(12,612)
ADES proportionate share of income from Tinuum Group (1)	Second Quarter	$11,761	$11,761	$—	$—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	Second Quarter	(11,761)	(11,761)	—	11,761
Cash distributions from Tinuum Group	Second Quarter	(9,138)	—	9,138	—
Adjustment for current year cash distributions in excess of investment balance	Second Quarter	9,138	9,138	—	(9,138)
Total investment balance, equity earnings (loss) and cash distributions	6/30/2017	$—	$9,138	$9,138	$(9,989)

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Memorandum Account: Cash distributions and equity earnings in (excess) of investment balance
Beginning balance	12/31/2015	$—	$—	$—	$(3,263)
ADES proportionate share of income from Tinuum Group (1)	First Quarter	8,706	8,706	—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	First Quarter	(3,263)	(3,263)	—	3,263
Cash distributions from Tinuum Group	First Quarter	(3,400)	—	3,400	—
Total investment balance, equity earnings (loss) and cash distributions	3/31/2016	$2,043	$5,443	$3,400	$—
ADES proportionate share of income from Tinuum Group (1)	Second Quarter	$6,758	$6,758	$—	$—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	Second Quarter	—	—	—	—
Cash distributions from Tinuum Group	Second Quarter	(14,875)	—	14,875	—
Adjustment for current year cash distributions in excess of investment balance	Second Quarter	6,074	6,074	—	(6,074)
Total investment balance, equity earnings (loss) and cash distributions	6/30/2016	$—	$12,832	$14,875	$(6,074)
(1) For the three and six months ended June 30, 2017 and 2016, the amounts of the Company's 42.5% proportionate share of Net Income available to Class A members as shown in the table above differ from mathematical calculations of the Company’s 42.5% equity interest in Tinuum Group multiplied by the amounts of Net Income available to Class A members as shown in the table above of Tinuum Group results of operations due to adjustments related to the Redeemable Class B preferred return and, for the three months ended March 31, 2016, the elimination of Tinuum Group earnings attributable to RCM6, of which the Company sold its 24.95% equity interest on March 3, 2016.
Tinuum Services, LLC

The Company has a 50% voting and economic interest in Tinuum Services, which is equivalent to the voting and economic interest of NexGen Refined Coal, LLC ("NexGen"). The Company has determined that Tinuum Services is not a VIE and has evaluated the consolidation analysis under the Voting Interest Model. Because the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for its investment in Tinuum Services under the equity method of accounting. The Company’s investment in Tinuum Services as of June 30, 2017 and December 31, 2016 was $2.7 million and $4.0 million, respectively.
The following table summarizes the results of operations of Tinuum Services:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Gross loss	$(17,249)	$(14,473)	$(30,128)	$(27,098)
Operating, selling, general and administrative expenses	37,325	31,128	71,953	67,390
Loss from operations	(54,574)	(45,601)	(102,081)	(94,488)
Other income (expenses)	84	(20)	69	(40)
Loss attributable to noncontrolling interest	56,523	47,465	105,322	97,754
Net income	$2,033	$1,844	$3,310	$3,226
ADES equity earnings from Tinuum Services	$1,017	$922	$1,656	$1,613
Included within the Consolidated Statements of Operations of Tinuum Services for the three and six months ended June 30, 2017 and 2016, respectively, were losses related to VIE's of Tinuum Services. These losses do not impact the Company's equity earnings from Tinuum Services as 100% of those losses are removed from the net income of Tinuum Services as they are losses attributable to a noncontrolling interest.

RCM6, LLC
On March 3, 2016, the Company sold its 24.95% membership interest in RCM6 for a cash payment of $1.8 million and the assumption, by the buyer, of an outstanding note payable made by the Company in connection with its purchase of RCM6 membership interests from Tinuum Group. In doing so, the Company recognized a gain on the sale of $2.1 million for the six months ended June 30, 2016, which is included within the Other line item in the Condensed Consolidated Statements of Operations. As a result of the sale of its ownership interest, the Company ceased to be a member of RCM6 and, as such, is no longer subject to any quarterly capital calls and variable payments to RCM6. In addition, the Company has no future obligations related to the previously recorded note payable. However, the Company will still receive its pro-rata share of income and cash distributions through its ownership in Tinuum Group based on the RCM6 lease payments made to Tinuum Group.
Prior to the sale of its ownership interest, the Company recognized equity losses related to its investment in RCM6 of $0.6 million for the three months ended March 31, 2016. The following table summarizes the results of operations of RCM6 for the three and six months ended June 30, 2016:

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
The following table details the components of the Company's respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Earnings from Tinuum Group	$9,138	$12,832	$22,313	$18,275
Earnings from Tinuum Services	1,017	922	1,656	1,613
Loss from RCM6	—	—	—	(557)
Earnings from equity method investments	$10,155	$13,754	$23,969	$19,331
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

	Six Months Ended June 30,
(in thousands)	2017	2016
Distributions from equity method investees, return on investment
Tinuum Group	$—	$3,400
Tinuum Services	2,875	2,500
	$2,875	$5,900
Distributions from equity method investees in excess of investment basis
Tinuum Group	$22,313	$14,875
	$22,313	$14,875

Note 3 - Cost Method Investment

In November 2014, the Company acquired 411,765 shares of common stock, representing approximately an 8% ownership interest, in Highview Enterprises Limited ("Highview"), a London, England based developmental stage company specializing in power storage, for $2.8 million in cash (the "Highview Investment"). The Company evaluated the Highview Investment and determined that it should account for the investment under the cost method. The Highview Investment is evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. As of December 31, 2016, the Company recorded an impairment charge of $1.8 million based on an estimated fair value of £2.00 per share, compared to the carrying value prior to the impairment charge of £4.25 per share. The estimated fair value as of December 31, 2016 was based on an equity raise that occurred during the first quarter of 2017 at a price of £2.00 per share. As of June 30, 2017, there were no indicators of impairment identified with respect to the Highview Investment.

Note 4 - Borrowings

Line of Credit
On November 30, 2016, ADA-ES, Inc., a wholly-owned subsidiary of the Company ("ADA"), as borrower, the Company, as guarantor, and a bank (the "Lender") entered into an amendment (the "Tenth Amendment") to the 2013 Loan and Security Agreement (the "Line of Credit" or "LOC"). The Tenth Amendment increased the Line of Credit to $15 million, extended the maturity date of the Line of Credit to September 30, 2017 and permitted the Line of Credit to be used as collateral (in place of restricted cash) for letters of credit ("LC's") related to equipment projects, the Royalty Award, as defined in Note 6, and certain other agreements. Additionally, this amendment secured the Line of Credit with amounts due to the Company from an additional existing Refined Coal facility lease, which amounts also factor into the borrowing base limitation, and amended certain financial covenants. Pursuant to the Tenth Amendment, the Company was required to maintain a deposit account with the Lender, initially with a minimum balance of $6.0 million, and as of June 30, 2017, $3.0 million, based on the Company meeting certain conditions and maintaining minimum trailing twelve month EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the Tenth Amendment) of $24.0 million. The minimum deposit balances are classified as Restricted Cash on the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016.
As of June 30, 2017, there were no outstanding borrowings under the Line of Credit, however, LC's in the aggregate amount of $10.7 million were secured under the Line of Credit, resulting in borrowing availability of $4.3 million.
Letters of Credit
The Company has LC's related to equipment projects, the Royalty Award and certain other agreements. During March 2017, a customer drew on an LC related to an equipment system in the amount of $0.8 million, which was funded by borrowing availability under the Line of Credit. The Company subsequently repaid this amount to the Lender as of March 31, 2017. The Company is contesting the draw on this LC and is pursuing actions to recover this amount from the customer. This amount is included in Other long-term assets on the Condensed Consolidated Balance Sheets.
The following tables summarize the LC's outstanding and collateral, by asset type, reported on the Condensed Consolidated Balance Sheets:

	As of June 30, 2017
(in thousands)	LC Outstanding	Utilization of LOC Availability	Restricted Cash
Contract performance - equipment systems	$83	$83	$—
Royalty Award	10,650	10,650	—
Total LC outstanding	$10,733	$10,733	$—

	As of December 31, 2016
(in thousands)	LC Outstanding	Utilization of LOC Availability	Restricted Cash
Contract performance - equipment systems	$1,855	$1,776	$86
Royalty Award	7,150	—	7,150
Total LC outstanding	$9,005	$1,776	$7,236

Credit Agreement
On June 30, 2016, the Company, the required lenders and the administrative lender under a $15.0 million short-term loan (the "Credit Agreement") agreed to terminate the Credit Agreement prior to the maturity date of July 8, 2016, effective upon the Company’s prepayment on June 30, 2016 of $9.9 million, which was comprised of the total principal balance of the loan and advances made to or for the benefit of the Company, together with all accrued but unpaid interest, and the total amount of all fees, costs, expenses and other amounts owed by the Company thereunder, including a prepayment premium.
Tinuum Group - RCM6 Note Payable
The Company acquired a 24.95% membership interest in RCM6 from Tinuum Group in February 2014 through an up-front payment and a note payable (the "RCM6 Note Payable"). Due to the payment terms of the note purchase agreement, the RCM6 Note Payable periodically added interest to the outstanding principal balance. The stated rate associated with the RCM6 Note Payable was 1.65% and the effective rate of the RCM6 Note Payable at inception was 20%. As discussed in Note 2, on March 3, 2016, the Company sold its 24.95% membership interest in RCM6 and, as a result, the Company has no future obligations related to the previously recorded RCM6 Note Payable.
DSI Business Owner
In February 2016, the Company entered into an agreement to settle an outstanding note payable of approximately $1.1 million for $0.3 million with the former owner of a business ("DSI Business Owner") acquired by the Company in 2012, which was paid during the first quarter of 2016. The Company recognized a gain related to the settlement of $0.9 million, which is included in the Other line item in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2016.
Note 5 - Fair Value Measurements

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

	As of June 30, 2017		As of December 31, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Instruments:
Cost method investment (1)	$1,016	$1,016	$1,016	$1,016
Highview technology license payable	$210	$210	$207	$207

(1) Fair value is based on the investee's recently completed equity raise at £2.00 per share. Refer to Note 3 for further discussion of this investment. The fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market.
Concentration of credit risk
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash, which were held at one and two financial institutions as of June 30, 2017 and December 31, 2016, respectively. If those institutions were to be unable to perform their obligations, the Company would be at risk regarding the amount of cash and investments in excess of the Federal Deposit Insurance Corporation limits ($250 thousand) that would be returned to the Company.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2017 and December 31, 2016, the Company had no financial instruments carried and measured at fair value on a recurring basis.

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
As of December 31, 2016, the Company had a recorded liability and insurance receivable of $4.0 million in connection with this lawsuit as the losses in connection with this matter were probable and reasonably estimable under U.S. GAAP. The liability was originally recorded as of June 30, 2016 in the Legal settlements and accruals line item of the Consolidated Balance Sheet. On February 10, 2017, the Company received an order and final judgment that the lawsuit was settled, and the entire case had been dismissed with prejudice. The Company's insurance carriers funded the full settlement in November 2016. As of June 30, 2017, the Company no longer had any amounts impacting its consolidated financial statements as the order and judgment related to the lawsuit was received during the first quarter of 2017.
Stockholder derivative lawsuits: In Re Advanced Emissions Solutions, Inc. Shareholder Derivative Litigation, No. 2014CV-30709 (District Court, Douglas County, Colorado) (consolidated actions).
As of December 31, 2016, the Company had a recorded liability and insurance receivable of $0.6 million in connection with this lawsuit as the losses in connection with this matter were probable and reasonably estimable under U.S. GAAP. The liability was originally recorded as of June 30, 2016 in the Legal settlements and accruals line item of the Consolidated Balance Sheet. A settlement for this lawsuit was approved and the case was closed on January 4, 2017, and the Company's insurance carriers funded the full settlement in January 2017. As of June 30, 2017, the Company no longer had any amounts impacting its consolidated financial statements as the order and judgment related to the lawsuit was received during the first quarter of 2017.
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
Settlement and royalty indemnity
In August 2008, Norit International N.V. f/k/a Norit N.V. ("Norit") filed a lawsuit against the Company asserting claims for misappropriation of trade secrets and other claims related to the Company's ADA Carbon Solutions, LLC joint venture ("Carbon Solutions") that built an activated carbon manufacturing plant (the “Red River Plant”). In August 2011, the Company and Norit entered into a settlement agreement whereby the Company paid amounts related to the non-solicitation breach of contract claim, and ADA was also required to pay additional damages related to certain future revenues generated from the Red River Plant through the second quarter of 2018 (the "Royalty Award"). Payments of amounts due under the Royalty Award for each quarter are payable three months after such quarter ends. In October 2011, an arbitration panel endorsed and confirmed the terms of the settlement agreement.
Additionally, during November 2011, the Company entered into an Indemnity Settlement Agreement whereby the Company agreed to settle certain indemnity obligations asserted against the Company related to the Norit litigation and relinquished all of its equity interest in Carbon Solutions to Carbon Solutions and amended the Intellectual Property License Agreement dated October 1, 2008 between the Company and Carbon Solutions. Under a provision of the Royalty Award, in the event that the Company declares or otherwise issues a dividend to any or all of its stockholders prior to January 1, 2018, other than repurchases of common stock under employee stock plans, the Company must increase its LC amounts as collateral for payments due to Norit, equal to 50% of the aggregate fair market value of such dividends (the "Dividends Provision"). Additionally, the first time that the Company achieves earnings in excess of $20.0 million for a fiscal year ended prior to January 1, 2018, the Company must also increase its LC amounts as collateral by $5.0 million for payments due to Norit (the "Earnings Provision"). Any increase due to the Dividends Provision or the Earnings Provision should not cause the outstanding LC's to exceed the remaining estimated Royalty Award. Based on the Company's achievement of $97.7 million of net income for the fiscal year ended December 31, 2016, in March 2017 and pursuant to the Earnings Provision, the Company provided an additional LC of $5.0 million that is secured under the Line of Credit as of June 30, 2017. Although the Company executed a stock repurchase and declared a dividend during the three months ended June 30, 2017, the Company was not required to increase its outstanding LC amounts as the existing LC’s are of a sufficient amount to support future estimated payments due related to the Royalty Award.
During the first quarter of 2017, the Company revised its estimate for future Royalty Award payments based in part on an updated forecast provided to the Company from Carbon Solutions. This forecast included a material reduction in estimated future revenues generated at the Red River Plant. Based primarily on the updated forecast, the Company recorded a $2.9 million reduction to the Royalty Award accrual as of March 31, 2017.
During the second quarter of 2017, the Company revised its estimate for future Royalty Award payments based in part on an updated forecast provided to the Company from Carbon Solutions. This forecast included a material reduction in estimated future revenues generated at the Red River Plant. Based primarily on the updated forecast, the Company recorded a $0.5 million reduction to the Royalty Award accrual as of June 30, 2017.
As of June 30, 2017 and December 31, 2016, the Company carried the components of the Royalty Award in Legal settlements and accruals in the Condensed Consolidated Balance Sheets of $4.3 million and $5.7 million, respectively, and in Legal settlements and accruals, long-term of $1.1 million and $5.4 million, respectively. Future amounts to be paid related to the Royalty Award may differ from current estimates due to future adjusted sales of activated carbon from the Red River Plant.
The following table summarizes the Company's legal settlements and accruals as described above, which are presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	June 30, 2017	December 31, 2016
Settlement and Royalty Indemnification	$4,327	$5,656
Legal settlements	—	5,050
Legal settlements and accruals	4,327	10,706
Settlement and Royalty Indemnification, long-term	1,076	5,382
Legal settlements and accruals, long-term	1,076	5,382
Total legal settlements and accruals	$5,403	$16,088

Advanced Emission Solutions, Inc. Profit Sharing Retirement Plan
The Advanced Emissions Solutions, Inc. Profit Sharing Retirement Plan “(the “Plan”) is subject to the jurisdiction of the Internal Revenue Service ("IRS") and the Department of Labor ("DOL"). The DOL opened an investigation into the Plan, and the Company is responding to all requests for documents and information from the DOL. The DOL has not issued any findings as of the date of this report and any potential loss is not probable or estimable, thus no accruals have been recorded as of June 30, 2017.

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
Performance Guarantee on Equipment Systems
In the normal course of business related to ACI and DSI systems, the Company may guarantee certain performance thresholds during a discrete performance testing period that do not extend beyond six months from the initial test date, the commencement of which is determined by the customer. Performance thresholds include such matters as the achievement of a certain level of mercury removal and other emissions based upon the injection of a specified quantity of a qualified activated carbon or other chemical at a specified rate given other plant operating conditions, and availability of equipment and electric power usage. In the event the equipment fails to perform as specified during the testing period, the Company may have an obligation to correct or replace the equipment. In the event the performance thresholds are not achieved, the Company may have a “make right” obligation within the contract limits. During the three and six months ended June 30, 2017, the Company was not presented with any performance guarantees nor did it incur any additional claims. Additional performance guarantee claims, if incurred, are included within the Equipment sales cost of revenue line in the Condensed Consolidated Statements of Operations.

Note 7 - Stockholders' Equity

Stock Repurchase

On May 5, 2017, the Company’s Board of Directors ("Board") authorized the commencement of a modified Dutch Auction tender offer ("Tender Offer") to purchase for cash up to 925,000 shares of the Company's common stock at a price per share of not less than $9.40 nor greater than $10.80, for a maximum aggregate purchase price of $10.0 million, with an option to purchase an additional 2% of the outstanding shares of common stock if the Tender Offer was oversubscribed. The Tender Offer expired on June 6, 2017 and a total of 2,858,425 shares were validly tendered and not properly withdrawn at or below the final purchase price of $9.40 per share.
Because the tender offer was oversubscribed, the Company purchased a prorated portion of the shares properly tendered by each tendering stockholder (other than "odd lot" holders whose shares were purchased on a priority basis) at the final per share purchase price. Accordingly, the Company acquired 1,370,891 shares of its common stock ("Tendered Shares") at a price of $9.40 per share, for a total cost of approximately $12.9 million, excluding fees and other expenses related to the tender offer. The Tendered Shares represented approximately 6.2% of the Company's outstanding shares prior to the tender offer. The Tendered Shares include the 925,000 shares the Company initially offered to purchase and 445,891 additional shares that the Company elected to purchase pursuant to its right to purchase up to an additional 2% of its outstanding shares of common stock. The Company recorded the Tendered Shares at cost, which included fees and expenses related to the Tender Offer, and reported the Tendered Shares as Treasury Stock in the Condensed Consolidated Balance Sheet as of June 30, 2017.

The Company’s Board and executive officers did not participate in the Tender Offer, except for one director of the Board, who is a manager of a financial institution and holds dispositive powers over the shares of the Company's common stock held by the financial institution, which tendered 70,178 of its shares of the Company's common stock in order to continue to own less than 4.99% of the outstanding shares of the Company's common stock upon the expiration of the Tender Offer.
Quarterly Cash Dividend

On June 14, 2017, the Board declared a quarterly cash dividend (the "Dividend") of $0.25 per share on the outstanding shares of the Company’s common stock to the stockholders of record as of the close of business on June 28, 2017. The total amount of the Dividend was $5.3 million and was accrued as of June 30, 2017. The Dividend is included in both Other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2017, of which $5.2 million was paid on July 17, 2017 (the "Payment Date"). A portion of the Dividend remains accrued subsequent to the Payment Date, is included in Other long-terms liabilities as of June 30, 2017, and represents dividends accumulated on nonvested shares of common stock held by employees of the Company that contain forfeitable dividend rights that are not payable until the underlying shares vest.

Tax Asset Protection Plan
On May 5, 2017, the Board approved a Tax Asset Protection Plan designed to protect the Company’s ability to utilize its net operating losses and tax credits, which totaled approximately $113 million as of December 31, 2016.
United States federal income tax rules, and Section 382 of the Internal Revenue Code in particular, could substantially limit the use of net operating losses and other tax assets if ADES experiences an “ownership change” (as defined in the Internal Revenue Code). In general, an ownership change occurs if there is a cumulative change in the ownership of ADES by "5 percent stockholders" that exceeds 50 percentage points over a rolling three-year period.
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

Total stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Restricted stock award expense	$367	$584	$805	$982
Stock option expense	165	103	300	139
PSU expense	34	125	68	316
SAR expense	—	95	—	106
Total stock-based compensation expense	$566	$907	$1,173	$1,543
The amount of unrecognized compensation cost as of June 30, 2017, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of June 30, 2017
(in thousands)	Unrecognized Compensation Cost	Expected Weighted-Average Period of Recognition (in years)
Restricted stock award expense	$2,043	2.52
Stock option expense	431	1.15
PSU expense	69	0.51
Total unrecognized stock-based compensation expense	$2,543	2.23
Restricted Stock Awards
Restricted stock is typically granted with vesting terms of three years. The fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for restricted stock awards is recognized over the entire vesting period on a straight-line basis. A summary of restricted stock award activity under the Company's various stock compensation plans for the six months ended June 30, 2017 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2017	297,347	$8.03
Granted	159,092	$9.58
Vested	(183,450)	$7.94
Forfeited	(1,202)	$9.01
Non-vested at June 30, 2017	271,787	$9.00
Stock Options
Stock options generally vest over three years and have a contractual limit of five years from the date of grant to exercise. The fair value of stock options granted is determined on the date of grant using the Black-Scholes option pricing model and the related expense is recognized on a straight-line basis over the entire vesting period.

A summary of option activity for the six months ended June 30, 2017 is presented below:

	Number of Options Outstanding and Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Options outstanding, January 1, 2017	632,446	$11.61
Options granted	—	—
Options exercised	—	—
Options expired / forfeited	—	—
Options outstanding, June 30, 2017	632,446	$11.61	$167	2.67
Options exercisable as of June 30, 2017	251,114	$13.38	$67	2.85
Performance Share Units
Compensation expense is recognized for PSU awards on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant using a Monte Carlo simulation model. There were no PSU's granted during the six months ended June 30, 2017.
A summary of PSU activity for the six months ended June 30, 2017 is presented below:

	Units	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2017	49,516	$25.20
Granted	—	—
Vested / Settled (1)	(30,110)	$(28.59)
Forfeited / Canceled	—	—
Non-vested at June 30, 2017	19,406	$19.95
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
Six Months Ended June 30, 2017
	2014	6,476	3,573	0.75	1.00	—	—
	2015	3,869	2,310	0.60	0.60	—	—
Six Months Ended June 30, 2016
	2013	28,566	1,572	0.63	1.00	—	—
	2014	11,487	—	0.63	0.63	—	—
	2015	13,529	—	0.50	0.50	—	—
Stock Appreciation Rights
SAR's generally vest over three years and have a contractual limit of five years from the date of grant to exercise. The fair value of SAR's granted is determined on the date of grant using the Black-Scholes option pricing model and the related expense is recognized on a straight-line basis over the derived service period of the respective awards. The Company did not grant any SAR's during the six months ended June 30, 2017.

Note 9 - Income Taxes

For the three and six months ended June 30, 2017, the Company recorded income tax expense of $3.6 million and $9.0 million, respectively, compared to income tax expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively. The income tax expense recorded for the three and six months ended June 30, 2017 was comprised of estimated federal income tax expense of $3.5 million and $8.7 million, respectively, and estimated state income tax expense of $0.1 million and $0.3 million, respectively. The income tax expense recorded for the three and six months ended June 30, 2016 related to estimated state income tax expense.

For the three and six months ended June 30, 2017 and 2016, the Company's income tax expense and effective tax rates based on forecasted pretax income were:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for rate)	2017	2016	2017	2016
Income tax expense	$3,642	$99	$9,028	$152
Effective tax rate	36%	1%	37%	1%
The effective tax rate for the three and six months ended June 30, 2017 was different from the federal statutory rate primarily due to state income tax expense, net of federal benefit.
The effective tax rate for the three and six months ended June 30, 2016 was different from the statutory rate primarily due to the utilization of federal operating losses and the Company's full valuation allowances against federal and state net operating losses and federal tax credits, offset by estimated state income tax expense.
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
Note 10 - Supplemental Financial Information

Supplemental Balance Sheet Information
The following table summarizes the components of Prepaid expenses and other assets and Other long-term assets as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	June 30, 2017	December 31, 2016
Prepaid expenses and other assets:
Prepaid expenses	$1,658	$1,169
Other	78	188
	$1,736	$1,357
Other long-term assets:
Deposits	$223	$263
Intangibles	758	696
Other	730	323
	$1,711	$1,282

The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	June 30, 2017	December 31, 2016
Other current liabilities:
Accrued interest	$49	$618
Accrued losses on equipment contracts	104	183
Taxes payable	754	244
Dividends payable	5,237	—
Deferred revenue	45	76
Warranty liabilities	601	287
Deferred rent	—	369
Asset retirement obligation	527	1,312
Other	891	928
	$8,208	$4,017
Other long-term liabilities:
Deferred rent	203	38
Deferred revenue, related party	2,000	2,000
Dividends payable	31	—
	$2,234	$2,038
The tables below details additional components of Other current liabilities and Other long-term liabilities as presented above:
The changes in the carrying amount of the Company’s warranty obligations from December 31, 2016 through June 30, 2017 are as follows:

As of
(in thousands)	June 30, 2017
Balance, beginning of period	$287
Warranties accrued, net	580
Consumption of warranty obligations accrued	(291)
Change in estimate related to previous warranties accrued	25
Balance, end of period	$601
Included within Other current liabilities as of June 30, 2017 and Other long-term liabilities as of December 31, 2016 is the Company's asset retirement obligation. Changes in the Company's asset retirement obligations are as follows:

As of
(in thousands)	June 30, 2017
Asset retirement obligation, beginning of period	$1,312
Accretion	33
Liabilities settled	(19)
Changes due to amount and timing of reclamation	(799)
Asset retirement obligations, end of period	$527
The Company's estimate for its asset retirement obligation was reduced during the three and six months ended June 30, 2017 as the scope of the asset retirement obligation was reduced. The change in estimate was recorded within the Research and development, net line item of the Condensed Consolidated Statements of Operations as the asset retirement obligation related to a research project which expenses were originally recorded within the same line item.

Supplemental Condensed Consolidated Statements of Operations Information
The following table details the components of Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
453A interest	$566	$354	$1,032	$1,145
Interest on RCM6 note payable, related party	—	—	—	263
Credit agreement interest	36	1,215	73	2,112
Other	26	4	216	17
	$628	$1,573	$1,321	$3,537
The following table details the components of the Other line item of the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Gain on sale of equity method investment	$—	$—	$—	$2,078
Gain on settlement of note payable and licensed technology	—	151	—	1,019
Other	7	(430)	16	(417)
	$7	$(279)	$16	$2,680
Note 11 - Business Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company's chief operating decision maker ("CODM"), or a decision making group, in deciding how to allocate resources and in assessing financial performance. As of June 30, 2017, the Company's CODM was the Company's CEO. The Company's operating and reportable segments are organized by products and services provided.
As of June 30, 2017, the Company has two reportable segments: (1) Refined Coal ("RC"); and (2) Emissions Control ("EC").
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

•
Segment operating income (loss) includes the Company's equity method earnings and losses from the Company's equity method investments, royalty earnings from Tinuum Group (including depreciation and amortization expense), gains related to sales of equity method investments and allocation of certain "Corporate general and administrative expenses," which include Payroll and benefits, Rent and occupancy, Legal and professional fees, and General and administrative.

•	All items not included in operating income, except as noted below, are excluded from the RC and EC segments.

As of June 30, 2017 and December 31, 2016, substantially all of the Company's material assets are located in the U.S. and all significant customers are either U.S. companies or the U.S. Government. The following table presents the Company's operating segment results for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenues:
Refined Coal:
Earnings in equity method investments	$10,155	$13,754	$23,969	$19,331
Royalties	1,866	669	3,621	1,859
	12,021	14,423	27,590	21,190
Emissions Control:
Equipment sales	24,619	8,213	29,727	29,919
Chemicals	846	613	3,127	1,047
Consulting services	—	125	—	320
	25,465	8,951	32,854	31,286
Total segment reporting revenues	37,486	23,374	60,444	52,476
Adjustments to reconcile to reported revenues:
Refined Coal:
Earnings in equity method investments	(10,155)	(13,754)	(23,969)	(19,331)
Royalties	(1,866)	(669)	(3,621)	(1,859)
	(12,021)	(14,423)	(27,590)	(21,190)
Total reported revenues	$25,465	$8,951	$32,854	$31,286

Segment operating income:
Refined Coal (1)	$11,133	$14,199	$26,158	$22,061
Emissions Control	1,887	2,118	2,160	6,700
Total segment operating income	$13,020	$16,317	$28,318	$28,761

(1) Included within the RC segment operating income for the three months ended June 30, 2016 is a $2.1 million gain on the sale of RCM6 and for the three months ended June 30, 2017 and 2016, 453A interest expense of $0.6 million and $0.4 million, respectively. Included within the RC segment operating income for the six months ended June 30, 2017 and 2016, are 453A interest expense of $1.0 million and $1.1 million, respectively, and interest expense related to the RCM6 note payable of zero and $0.3 million, respectively.

A reconciliation of reportable segment operating income to the Company's consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Segment operating income	$13,020	$16,317	$28,318	$28,761
Adjustments to reconcile to net income attributable to ADES
Corporate payroll and benefits	(1,343)	(2,866)	(3,153)	(5,912)
Corporate rent and occupancy	(91)	(272)	(117)	(501)
Corporate legal and professional fees	(1,129)	(1,982)	(2,127)	(4,909)
Corporate general and administrative	(797)	(1,373)	(1,656)	(2,146)
Corporate depreciation and amortization	(51)	(128)	(258)	(258)
Corporate interest (expense) income, net	(59)	(1,214)	(283)	(2,121)
Other income (expense), net	500	(523)	3,400	(526)
Income tax expense	(3,642)	(99)	(9,028)	(152)
Net income	$6,408	$7,860	$15,096	$12,236
Corporate general and administrative expenses listed above include certain costs that benefit the business as a whole but are not directly related to one of the Company's segments. Such costs include, but are not limited to, accounting and human resources staff, information systems costs, legal fees, facility costs, audit fees and corporate governance expenses.
Segment assets were as follows as of the dates presented:

	As of
(in thousands)	June 30, 2017	December 31, 2016
Refined Coal	$5,069	$6,310
Emissions Control	31,067	24,551
All Other and Corporate	58,021	76,435
Consolidated	$94,157	$107,296

Note 12 - Restructuring
The Company recorded restructuring charges during the three and six months ended June 30, 2016 in connection with a reduction in force, the departure of certain executive officers and management's further alignment of the business with strategic objectives. These charges related to severance arrangements with departing employees and executives, as well as non-cash charges related to the acceleration of vesting of certain stock awards. There were no material restructuring charges during the three and six months ended June 30, 2017.

A summary of the net pretax charges, incurred by segment, excluding facility charges shown below, is as follows:

		Pretax Charge
(in thousands, except employee data)	Approximate Number of Employees	Refined Coal	Emissions Control	All Other and Corporate	Total
Three Months Ended June 30, 2016
Restructuring charges	19	$—	$468	$316	$784
Changes in estimates		—	—	—	—
Total pretax charge, net of reversals		$—	$468	$316	$784

Six Months Ended June 30, 2016
Restructuring charges	22	$—	$468	$599	$1,067
Changes in estimates		—	—	—	—
Total pretax charge, net of reversals		$—	$468	$599	$1,067

The following table summarizes the Company's change in restructuring accruals for the six months ended June 30, 2017:

(in thousands)	Employee Severance	Facility Closures
Remaining accrual as of December 31, 2016	$452	$247
Expense provision	76	—
Cash payments and other	(426)	(250)
Change in estimates	(21)	3
Remaining accrual as of June 30, 2017	$81	$—

Restructuring accruals are included within the Accrued payroll and related liabilities line item in the Condensed Consolidated Balance Sheets. Restructuring expenses are included within the Payroll and benefits line item in the Condensed Consolidated Statements of Operations.
Note 13 - Subsequent Events
Unless disclosed elsewhere within the notes to the Condensed Consolidated Financial Statements, the following are the significant matters that occurred subsequent to June 30, 2017.
Dividends
On August 7, 2017, the Company's Board of Directors declared a quarterly dividend of $0.25 per share of common stock, which is payable on September 7, 2017 to stockholders of record at the close of business on August 21, 2017.
RCM3, LLC
On July 28, 2017, the Company, through a subsidiary, purchased a 0.1% membership interest in RCM3, LLC ("RCM3"), which owns a single RC project that produces RC that qualifies for Section 45 tax credits, from Tinuum Group for an up-front payment of $0.1 million. Tinuum Group, NexGen and an independent third party own the remaining 49.9%, 0.1% and 49.9%, respectively, of RCM3. The Company is currently evaluating the accounting treatment for this purchase and expects to account for RCM3 as an equity method investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited Condensed Consolidated Financial Statements and notes of Advanced Emissions Solutions, Inc. ("ADES" or the "Company") included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes of ADES included in the 2016 Form 10-K.
Overview
ADES serves as the holding entity for a family of companies that provide emissions solutions to customers in the coal-fired power generation and industrial boiler industries. Through our subsidiaries and equity investments, we are a leader in emissions control ("EC") technologies and associated equipment, chemicals and services. Our proprietary environmental technologies enable our customers to reduce emissions of mercury and other pollutants, maximize utilization levels and improve operating efficiencies to meet the challenges of existing and pending EC regulations.
Our major activities include:

•
Development and sale of equipment, specialty chemicals, consulting services and other products designed to reduce emissions of mercury, acid gases, metals and other pollutants, and the providing of technology services in support of our customers' emissions compliance strategies; and

•
Through Tinuum Group LLC ("Tinuum Group"), an unconsolidated entity, the reduction of mercury and nitrogen oxide ("NOX") emissions at select coal-fired power generators through the burning of refined coal ("RC") produced by RC facilities placed in service by Tinuum Group. We benefit from Tinuum Group's production and sale of RC, which lowers emissions and generates tax credits, as well as the revenue from selling or leasing RC facilities to tax equity investors. See the separately filed financial statements of Tinuum Group within the 2016 Form 10-K; and

•
Development and sale of technology, through a licensing arrangement with Tinuum Group, to reduce emissions and improve operations of coal-fired boilers used for power generation and industrial processes.

Results of Operations
For the three and six months ended June 30, 2017, we recognized net income of $6.4 million and $15.1 million, respectively, compared to net income of $7.9 million and $12.2 million, respectively, for the three and six months ended June 30, 2016.

Generally, this performance during the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 is attributable to a combination of factors, including:

•
Continued performance in our RC business segment, principally related to distributions, equity earnings and royalties from our Tinuum Group and Tinuum Services, LLC ("Tinuum Services") equity investments;

•	Growth in revenue from our chemical offerings, offset by decrease in margin contribution from completion of equipment systems;

•
Reductions in various categories of expenses, driven by restructuring activities in April and July 2016, a reduction in resources to complete the re-audit and restatement of prior financial statements (the "Restatement"), with such activities related to the Restatement being substantially completed by April 2016, the elimination of debt from the balance sheet, and our move to a smaller corporate headquarters location; and

•	During the three and six months ended June 30, 2017, we recognized an increase in income tax expense due to the partial release of the deferred tax asset valuation allowance as of December 31, 2016.
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

Comparison of the Three Months Ended June 30, 2017 and 2016
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the three months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2017	2016	($)	(%)
Revenues:
Equipment sales	$24,619	$8,213	$16,406	200%
Chemicals	846	613	233	38%
Consulting services and other	—	125	(125)	(100)%
Total revenues	$25,465	$8,951	$16,514	184%
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	$22,650	$5,437	$17,213	317%
Chemicals cost of revenue, exclusive of depreciation and amortization	$645	$255	$390	153%
Consulting services and other cost of revenue, exclusive of depreciation and amortization	$—	$77	$(77)	(100)%

Equipment sales and Equipment sales cost of revenue, exclusive of items shown separately below
During the three months ended June 30, 2017 and 2016, we entered into zero and one long-term (six months or longer) fixed price contracts to supply Activated Carbon Injection ("ACI") systems with aggregate contract values, net of change orders during the period, of zero and $1.1 million, respectively. The total value per contract may change due to the relative sizes of ACI systems and the contracts related thereto. During the three months ended June 30, 2017 and 2016, we completed one and three ACI systems, recognizing revenues of $0.5 million and $4.8 million and cost of revenue of $0.4 million and $4.0 million, respectively. We recognized zero and $0.4 million in loss provisions, included within costs of revenue, for contracts related to ACI systems during the three months ended June 30, 2017 and 2016, respectively.
During the three months ended June 30, 2017 and 2016, we did not enter into any long-term (six months or longer) fixed price contracts to supply Dry Sorbent Injection ("DSI") systems. During the three months ended June 30, 2016, change orders on DSI systems negatively impacted contract revenue by $1.0 million. The aggregate contract values on existing contracts may change due to the relative sizes of DSI systems and the contracts related thereto. During the three months ended June 30, 2017, we completed four DSI systems, recognizing revenue of $24.1 million and cost of revenue of $22.3 million. During the three months ended June 30, 2016, we completed one DSI system, resulting in no material revenue for that quarter. Certain of the DSI system long-term fixed price contracts were expected to be completed with losses. During the three months ended June 30, 2016, we recorded $0.3 million in loss provisions included in cost of revenue related to DSI system contracts.
The remaining changes to revenues and cost of revenue for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 were due to other equipment sales.
Demand for ACI and DSI system contracts has historically been driven by coal-fired power plant utilities that need to comply with Federal Mercury and Air Toxics Standards ("MATS") and Maximum Achievable Control Technology Standards ("MACT"). As the deadline for these standards has passed, we do not expect to enter into any future long-term fixed price contracts for ACI and DSI systems. Additionally, we expect our existing backlog to be completed by December 31, 2018.
Chemicals and Chemicals cost of revenue
During the three months ended June 30, 2017 and 2016, revenues increased quarter over quarter primarily due to an overall increase in pounds of our chemicals sold, most significantly driven by higher sales of our M-ProveTM chemicals during the three months ended June 30, 2017 compared to the same quarter in 2016. Gross margins on sales of chemicals for the three months ended June 30, 2017 were lower than the comparable period in 2016 due to ongoing field testing with multiple customers that did not occur in the comparable period in 2016. We believe revenues will continue to increase in 2017 due to the full year financial impact of existing customers and a continued expansion of our customer base, but we believe that it is likely that gross margins on sales of chemicals for 2017 will be lower than in 2016 based on the nature of certain chemical sale contracts, which may include longer field testing time frames and may negatively impact margins, as we attempt to not only expand our customer base but also increase the volume, size and duration of chemical sale arrangements. However, we believe longer term margins will be more consistent with the full year 2016 performance. Increasing future sales of chemicals is our primary focus of the EC business at this time.

Consulting services and Consulting services cost of revenue
We also may provide consulting services related to emissions regulations but reported no revenue for the three months ended June 30, 2017. Due to diminishing market demand related to historical services provided, we do not believe this revenue component will be material in the near term.
Additional information related to revenue concentrations and contributions by class and reportable segment can be found within the segment discussion below and in Note 11 to the Condensed Consolidated Financial Statements.
Other Operating Expenses
A summary of the components of our operating expenses, exclusive of cost of revenue items (presented above), for the three months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2017	2016	($)	(%)
Operating expenses:
Payroll and benefits	$2,033	$3,956	$(1,923)	(49)%
Rent and occupancy	255	632	(377)	(60)%
Legal and professional fees	1,219	1,982	(763)	(38)%
General and administrative	809	1,346	(537)	(40)%
Research and development, net	(414)	(345)	(69)	20%
Depreciation and amortization	118	223	(105)	(47)%
	$4,020	$7,794	$(3,774)	(48)%

Payroll and benefits
Payroll and benefits expenses decreased during the three months ended June 30, 2017 compared to the same quarter in 2016 primarily due to a decrease in average headcount of approximately 54% quarter over quarter. Additionally, restructuring expenses decreased in connection with certain executive officers and employees impacted by management's alignment of the business with strategic objectives during 2016. During the three months ended June 30, 2017 and June 30, 2016, we recorded net restructuring charges of zero and $0.8 million, respectively. In addition, stock compensation decreased by $0.3 million during the three months ended June 30, 2017 compared to the same quarter in 2016.

Rent and occupancy
Rent and occupancy expense decreased during the three months ended June 30, 2017 compared to the same quarter in 2016 primarily due to lower rent and occupancy expense from relocating our corporate office in the first quarter of 2017.

Legal and professional fees
Legal and professional fees expenses decreased during the three months ended June 30, 2017 compared to the same quarter in 2016 as a result of the conclusion of the Restatement of our consolidated financial statements, which was substantially completed in April of 2016 and required significant professional resources. Expenses related to the Restatement during the three months ended June 30, 2016 were $0.3 million. Additional decreases for the three months ended June 30, 2017 were driven by a decrease in costs related to outsourced shared services costs, including accounting consultants, legal fees and audit fees.
General and administrative
General and administrative expenses decreased during the three months ended June 30, 2017 compared to the same quarter in 2016 primarily due to impairment charges recognized on property and equipment and inventory of $0.5 million during the three months ended June 30, 2016.
Research and development, net
Research and development expenses, net remained flat during the three months ended June 30, 2017 compared to the same quarter in 2016 primarily due to a decrease in our asset retirement obligation estimate, which was driven by a reduction in the scope of the obligation, whereas the three months ended June 30, 2016 was positively impacted by final billing to the Department of Energy ("DOE") for one R&D contract. This positive impact in 2017 was offset by an increase in research and development activities related to continued product development for our ongoing business.
Depreciation and amortization
Depreciation and amortization expense decreased during the three months ended June 30, 2017 compared to the same quarter in 2016 due to a reduction in certain assets, including leasehold improvements and office furniture, which were subject to acceleration of depreciation and disposed of in connection with our office relocation in the first quarter of 2017.

Other Income (Expense), net
A summary of the components of our other income (expense), net for the three months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2017	2016	($)	(%)
Other income (expense):
Earnings from equity method investments	$10,155	$13,754	$(3,599)	(26)%
Royalties, related party	1,866	669	1,197	179%
Interest expense	(628)	(1,573)	945	(60)%
Revision in estimated royalty indemnity liability	500	—	500	*
Other	7	(279)	286	(103)%
Total other income	$11,900	$12,571	$(671)	(5)%
* Calculation not meaningful

Earnings from equity method investments
The following table details the components of our respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(in thousands)	2017	2016
Earnings from Tinuum Group	$9,138	$12,832
Earnings from Tinuum Services	1,017	922
Earnings from equity method investments	$10,155	$13,754

Earnings from equity method investments, and changes related thereto, are impacted by our equity method investees: Tinuum Group and Tinuum Services. Earnings from equity method investments decreased during the three months ended June 30, 2017 compared to the same quarter in 2016 due to a decrease in cash distributions in excess of our investment balance from Tinuum Group.

During the three months ended June 30, 2017, we recognized $9.1 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $11.8 million for the quarter. During the three months ended June 30, 2016, we recognized $12.8 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $6.8 million for the quarter. The difference between our pro-rata share of Tinuum Group's net income and our earnings from our Tinuum Group equity method investment as reported on the Condensed Consolidated Statements of Operations is the result of previously received distributions from Tinuum Group being in excess of the carrying value of the investment, and therefore we recognize such excess distributions as equity method earnings in the period the distributions occur, as discussed in more detail below.

The carrying value of our investment in Tinuum Group was zero as of June 30, 2017, as cumulative cash distributions received from Tinuum Group exceeded our pro-rata share of cumulative earnings in Tinuum Group. The carrying value of our investment in Tinuum Group will remain zero as long as the cumulative amount of distributions received from Tinuum Group continues to exceed our cumulative pro-rata share of Tinuum Group's net income. For quarterly periods during which the ending balance of our investment in Tinuum Group is zero, we only recognize equity earnings from Tinuum Group to the extent that cash distributions are received from Tinuum Group during the period. For quarterly periods during which the ending balance of our investment is greater than zero (e.g., when the cumulative earnings in Tinuum Group exceeds cumulative cash distributions received), we recognize our pro-rata share of Tinuum Group's earnings (losses) for the period, less any amount necessary to recover the cumulative earnings short-fall balance as of the end of the immediately preceding quarter. See additional information related to our investment balance, equity earnings (losses) and cash distributions in Note 2 of the Condensed Consolidated Financial Statements.

As of June 30, 2017 and 2016, Tinuum Group had 14 and 13 invested RC facilities, respectively, that were generating rental income. Tinuum Group did not have any retained RC facilities that were generating operating income or losses, or Internal

Revenue Code Section 45 tax credits ("PTCs") and other tax benefits as of June 30, 2017 and 2016, except for temporary retained operations of an RC facility prior to is lease/sale.

Equity earnings from our interest in Tinuum Services increased by $0.1 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and for those quarters, Tinuum Services provided operating and maintenance services to 14 and 13 operating RC facilities, respectively. Tinuum Services derives earnings both from fixed-fee arrangements as well as fees that are based on actual RC production, depending upon the specific RC facility operating and maintenance agreement.

We earned the following tax credits that may be available for future benefit related to the production of RC:

	Three Months Ended June 30,
(in thousands)	2017	2016
Section 45 tax credits earned	$34	$116

The decrease in tax credits earned during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was due to temporary operations of a retained RC facility prior to its lease/sale to a tax equity investor during the three months ended June 30, 2016 compared to Tinuum's ownership percentage in certain invested RC facilities during the three months ended June 30, 2017. Additional information related to our equity method investees is included in Note 2 of the Condensed Consolidated Financial Statements.

Royalties, related party
During the three months ended June 30, 2017 and 2016, there were 4.3 million tons and 2.9 million tons, respectively, of RC produced using M-45TM and M-45-PCTM technologies ("M-45 Technology"), which Tinuum Group licenses from us ("M-45 License"). The increase in royalty income was primarily driven by an increase in the average rate per ton during the three months ended June 30, 2017 compared to the same quarter in 2016. This increase in the average rate per ton was primarily due to obtaining an additional third-party investor for a new RC facility in the first quarter of 2017, which uses our M-45 License.

Interest expense
During the three months ended June 30, 2017, interest expense decreased $0.9 million compared to the three months ended June 30, 2016 and was due to interest expense incurred during the three months ended June 30, 2016 related to a credit agreement for a $15.0 million short-term loan with a related party (the "Credit Agreement"), which was entered into during the fourth quarter of 2015 and was paid off as of June 30, 2016. This was offset by increased interest expense of $0.2 million related to Internal Revenue Code section 453A ("453A"), which requires taxpayers using the installment method for income tax purposes to pay an interest charge on the portion of the tax liability that is deferred under the installment method.

Income tax expense
For the three months ended June 30, 2017, we recorded income tax expense of $3.6 million compared to income tax expense of $0.1 million for three months ended June 30, 2016. The income tax expense recorded for the three months ended June 30, 2017 was comprised of estimated federal income tax expense of $3.5 million and estimated state income tax expense of $0.1 million.

For the three months ended June 30, 2016, we did not record any federal income tax expense primarily due to the utilization of federal net operating losses and the Company's full valuation allowance against federal net operating losses and federal tax credits. Income tax expense for this quarter included only state income tax expense.

We concluded that, as of December 31, 2016, it is more likely than not we will generate sufficient taxable income within the applicable NOL and tax credit carry-forward periods to realize a significant portion of our net deferred tax assets and, therefore, reversed a portion of the valuation allowance. As a result, for periods in which we report income before tax, we will recognize federal and state income tax expense.

Comparison of the Six Months Ended June 30, 2017 and 2016
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the six months ended June 30, 2017 and 2016 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2017	2016	($)	(%)
Revenues:
Equipment sales	$29,727	$29,919	$(192)	(1)%
Chemicals	3,127	1,047	2,080	199%
Consulting services and other	—	320	(320)	(100)%
Total revenues	$32,854	$31,286	$1,568	5%
Operating expenses:
Equipment sales cost of revenue, exclusive of depreciation and amortization	$26,793	$22,470	$4,323	19%
Chemicals cost of revenue, exclusive of depreciation and amortization	$2,403	$396	$2,007	507%
Consulting services and other cost of revenue, exclusive of depreciation and amortization	$—	$212	$(212)	(100)%

Equipment sales and Equipment sales cost of revenue, exclusive of items shown separately below
During the six months ended June 30, 2017 and 2016, we entered into zero and five long-term (six months or longer) fixed price contracts to supply ACI systems with aggregate contract values, net of change orders during the period, of zero and $2.0 million, respectively. During the six months ended June 30, 2017, change orders on ACI systems negatively impacted contract revenue by $0.1 million. The total value per contract may change due to the relative sizes of ACI systems and the contracts related thereto. During the six months ended June 30, 2017 and 2016, we completed four and 13 ACI systems, recognizing revenues of $3.4 million and $19.4 million and cost of revenue of $2.3 million and $14.1 million, respectively.
During the six months ended June 30, 2017 and 2016, we did not enter into any long-term (six months or longer) fixed price contracts to supply DSI systems. During the six months ended June 30, 2016, change orders on DSI systems negatively impacted contract revenue by $2.2 million. The aggregate contract values on existing contracts may change due to the relative sizes of DSI systems and the contracts related thereto. During the six months ended June 30, 2017 and 2016, we completed four and six DSI systems, recognizing revenues of $26.2 million and $6.8 million, respectively, and cost of revenue of $24.4 million and $7.0 million, respectively. Certain of the DSI system long-term fixed price contracts were expected to be completed with losses. During the six months ended June 30, 2017 and 2016, we recorded zero and $0.1 million, respectively, in loss provisions, which are included in cost of revenue related to DSI system contracts.
The remaining changes to revenues and cost of revenue for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 were due to other equipment sales.
Demand for ACI and DSI system contracts has historically been driven by coal fired power plant utilities that need to comply with Federal MATS and MACT. As the deadline for these standards has passed, we do not expect to enter into any future long-term fixed price contracts for ACI and DSI systems. Additionally, we expect our existing backlog to be completed by December 31, 2018.
Chemicals and Chemicals cost of revenue
During the six months ended June 30, 2017 and 2016, revenues increased period over period primarily due to an overall increase in pounds of our chemicals sold, most significantly driven by higher sales of our M-ProveTM chemicals during the six months ended June 30, 2017 compared to the same period in 2016. Gross margins on sales of chemicals for the six months ended June 30, 2017 were lower than the comparable period in 2016 due to ongoing field testing with multiple customers that did not occur in the comparable period in 2016. We believe revenues will continue to increase in 2017 due to the full year financial impact of existing customers and a continued expansion of our customer base, but we believe that it is likely that gross margins on sales of chemicals for 2017 will be lower than in 2016 based on the nature of certain chemical sale contracts, which may include longer field testing time frames and may negatively impact margins, as we attempt to not only expand our customer base but also increase the volume size and duration of chemical sale arrangements. Additionally, concurrent quarterly periods may continue to demonstrate fluctuations in revenue amounts due to the extended sale cycle, field testing, and timing of recurring customer purchases. However, we believe longer term margins will be more consistent with the full year 2016 performance. Increasing future sales of chemicals is our primary focus of the EC business at this time.

Consulting services and Consulting services cost of revenue
We also may provide consulting services related to emissions regulations but reported no revenue for the six months ended June 30, 2017. Due to diminishing market demand related to historical services provided, we do not believe this revenue component will be material in the near term.
Additional information related to revenue concentrations and contributions by class and reportable segment can be found within the segment discussion below and in Note 11 to the Condensed Consolidated Financial Statements.
Other Operating Expenses
A summary of the components of our operating expenses, exclusive of cost of revenue items (presented above), for the six months ended June 30, 2017 and 2016 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2017	2016	($)	(%)
Operating expenses:
Payroll and benefits	$4,215	$7,759	$(3,544)	(46)%
Rent and occupancy	300	1,026	(726)	(71)%
Legal and professional fees	2,254	4,965	(2,711)	(55)%
General and administrative	2,072	2,092	(20)	(1)%
Research and development, net	(222)	(143)	(79)	55%
Depreciation and amortization	600	454	146	32%
	$9,219	$16,153	$(6,934)	(43)%

Payroll and benefits
Payroll and benefits expenses decreased during the six months ended June 30, 2017 compared to the same period in 2016 primarily due to a decrease in average headcount of approximately 57%. Additionally, restructuring expenses decreased in connection with certain executive officers and employees impacted by management's alignment of the business with strategic objectives during 2016. During the six months ended June 30, 2017 and June 30, 2016, we recorded net restructuring charges of zero and $1.1 million, respectively. In addition, bonuses and stock compensation decreased by $1.1 million for the six months ended June 30, 2017 compared to the same period in 2016.

Rent and occupancy
Rent and occupancy expense decreased during the six months ended June 30, 2017 compared to the same period in 2016 primarily due to the acceleration of deferred rent and tenant improvement allowances in connection with the termination of the lease agreement of our former corporate office. Effective during the first quarter of 2017, we relocated our corporate office, which resulted in lower rent and occupancy expense during the six months ended June 30, 2017.

Legal and professional fees
Legal and professional fees expenses decreased during the six months ended June 30, 2017 compared to the same period in 2016 as a result of the conclusion of the Restatement of our consolidated financial statements, which was substantially completed in April of 2016 and required significant professional resources. Expenses related to the Restatement during the six months ended June 30, 2016 was $1.7 million. Additional decreases for the six months ended June 30, 2017 were driven by a decrease in costs related to outsourced shared services costs, including accounting consultants, legal fees and audit fees.
General and administrative
General and administrative expenses remained flat during the six months ended June 30, 2017 compared to the same period in 2016 primarily due to decreases in in general operating expenses, including travel and professional expenses and impairment charges recognized on property and equipment and inventory of $0.5 million during the six months ended June 30, 2016. Offsetting the decrease in General and administrative expenses period over period were an increase in Board compensation for the 2016-2017 Board year, which was effective June 1, 2016, as well as an allowance recorded against a long-term receivable during the six months ended June 30, 2017.
Research and development, net
Research and development expenses, net decreased during the six months ended June 30, 2017 compared to the same period in 2016 primarily due to a decrease in our asset retirement obligation estimate, which was driven by a reduction in the scope of the obligation, whereas the three months ended June 30, 2016 was positively impacted by final billings to the DOE for one R&D contract. This positive impact in 2017 was offset by an increase in research and development activities related to continued product development for our ongoing business.

Depreciation and amortization
Depreciation and amortization expense increased during the six months ended June 30, 2017 compared to the same period in 2016 due to acceleration of depreciation related to certain assets, including leasehold improvements and office furniture, which were disposed of in connection with our office relocation in the first quarter of 2017.

Other Income (Expense), net
A summary of the components of our other income (expense), net for the six months ended June 30, 2017 and 2016 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2017	2016	($)	(%)
Other income (expense):
Earnings from equity method investments	$23,969	$19,331	$4,638	24%
Royalties, related party	3,621	1,859	1,762	95%
Interest expense	(1,321)	(3,537)	2,216	(63)%
Revision in estimated royalty indemnity liability	3,400	—	3,400	*
Other	16	2,680	(2,664)	(99)%
Total other income	$29,685	$20,333	$9,352	46%
* Calculation not meaningful

Earnings from equity method investments
The following table details the components of our respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Six Months Ended June 30,
(in thousands)	2017	2016
Earnings from Tinuum Group	$22,313	$18,275
Earnings from Tinuum Services	1,656	1,613
Loss from RCM6	—	(557)
Earnings from equity method investments	$23,969	$19,331

Earnings from equity method investments, and changes related thereto, are impacted by our equity method investees: Tinuum Group, Tinuum Services and RCM6 (through the date of the sale of our interest in RCM6 on March 3, 2016). Earnings from equity method investments increased during the six months ended June 30, 2017 compared to the same period in 2016 due to an increase in cash distributions in excess of our investment balance from Tinuum Group.

During the six months ended June 30, 2017, we recognized $22.3 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $22.3 million for the period. During the six months ended June 30, 2016, we recognized $18.3 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $15.7 million for the period. The difference between our pro-rata share of Tinuum Group's net income and our earnings from our Tinuum Group equity method investment as reported on the Condensed Consolidated Statements of Operations is the result of previously received distributions from Tinuum Group being in excess of the carrying value of the investment, and therefore we recognize such excess distributions as equity method earnings in the period the distributions occur, as discussed in more detail below.

Equity earnings from our interest in Tinuum Services remained relatively flat during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Tinuum Services provided operating and maintenance services to 14 and 13 operating RC facilities, respectively. Tinuum Services derives earnings both from fixed-fee arrangements as well as fees that are based on actual RC production, depending upon the specific RC facility operating and maintenance agreement.

On March 3, 2016 we sold our 24.95% membership interest in RCM6 for a cash payment of $1.8 million and assumption of the outstanding note payable made by us in connection with our purchase of the RCM6 membership interest from Tinuum Group in February 2014. Through March 3, 2016, we recognized equity losses related to our investment in RCM6 of $0.6 million.

We earned the following tax credits that may be available for future benefit related to the production of RC:

	Six Months Ended June 30,
(in thousands)	2017	2016
Section 45 tax credits earned	$97	$2,827

The decrease in tax credits earned during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was due to suspending operations on retained facilities in 2016, as well as the sale of RCM6 in March 2016. Tax credits earned during the six months ended June 30, 2016 relate to the temporary operation of a retained RC facility prior to its lease/sale to a tax equity investor compared to Tinuum’s ownership percentage in certain invested RC facilities during the six months ended June 30, 2017. Additional information related to our equity method investees is included in Note 2 of the Condensed Consolidated Financial Statements.

Royalties, related party
During the six months ended June 30, 2017 and 2016, there were 7.7 million tons and 6.3 million tons, respectively, of RC produced using our M-45 Technology. The increase in royalty income was primarily driven by an increase in the average rate per ton during the six months ended June 30, 2017 compared to the same period in 2016. This increase in the average rate per ton was primarily due to fixed lease payments from two facilities that temporarily suspended operations during the 2016. Additional increases relate to obtaining an additional third-party investor for a new RC facility in the first quarter of 2017, which uses our M-45 Licenses and therefore increases the tons produced.

Interest expense
During the six months ended June 30, 2017, interest expense decreased $2.2 million compared to the six months ended June 30, 2016 due to interest expense incurred related to the Credit Agreement. Additional decreases in interest expense related to section 453A, which requires taxpayers using the installment method for income tax purposes to pay an interest charge on the portion of the tax liability that is deferred under the installment method, and the elimination of the RCM6 note payable in March 2016. These decreases were $0.1 million and $0.3 million, respectively, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Other
Gain on sale of equity method investment
On March 3, 2016, we sold our 24.95% membership interest in RCM6 for a cash payment of $1.8 million and the assumption by the buyer of a note payable, which we entered into in connection with our purchase of RCM6 membership interests from Tinuum Group in February 2014. The outstanding balance on the note payable at the time of the sale was $13.2 million. With the sale of our membership interest in RCM6, we recognized a gain on the sale of $2.1 million for the six months ended June 30, 2016, which is included within the Other line item in the Condensed Consolidated Statements of Operations.

Gain on settlement of note payable
During the first quarter of 2016, we entered into an agreement to settle the remaining amounts owed to the DSI Business Owner, resulting in a gain of approximately $0.9 million.

Income tax expense
For the six months ended June 30, 2017, we recorded income tax expense of $9.0 million compared to income tax expense of $0.2 million for six months ended June 30, 2016. The income tax expense recorded for the six months ended June 30, 2017 was comprised of estimated federal income tax expense of $8.7 million and estimated state income tax expense of $0.3 million.

For the six months ended June 30, 2016, we did not record any federal income tax expense primarily due to the utilization of federal net operating losses and the Company's full valuation allowance against federal net operating losses and federal tax credits. Income tax expense for the six months ended June 30, 2016 included only state income tax expense.

We concluded that, as of December 31, 2016, it is more likely than not we will generate sufficient taxable income within the applicable NOL and tax credit carry-forward periods to realize a significant portion of our net deferred tax assets and, therefore, reversed a portion of the valuation allowance. As a result, for periods in which we report income before tax, we will recognize federal and state income tax expense.

Business Segments
As of June 30, 2017, we have two reportable segments: (1) RC and (2) EC. The business segment measurements provided to and evaluated by our chief operating decision maker are computed in accordance with the principles listed below:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except as described below.

•
Segment revenue includes our equity method earnings and losses from our equity method investments. Segment revenue also includes our royalty earnings from Tinuum Group and income related to sales-type leases.

•
Segment operating income (loss) includes our equity method earnings and losses from our equity method investments, royalty earnings from Tinuum Group, gains related to sales of equity method investments and an allocation of certain "Corporate general and administrative expenses," which include Payroll and benefits, Rent and occupancy, Legal and professional fees, and General and administrative.

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

The following table presents our operating segment results for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenues:
Refined Coal:
Earnings in equity method investments	$10,155	$13,754	$23,969	$19,331
Royalties	1,866	669	3,621	1,859
	12,021	14,423	27,590	21,190
Emissions Control:
Equipment sales	24,619	8,213	29,727	29,919
Chemicals	846	613	3,127	1,047
Consulting services	—	125	—	320
	25,465	8,951	32,854	31,286
Total segment reporting revenues	37,486	23,374	60,444	52,476
Adjustments to reconcile to reported revenues:
Refined Coal:
Earnings in equity method investments	(10,155)	(13,754)	(23,969)	(19,331)
Royalties	(1,866)	(669)	(3,621)	(1,859)
	(12,021)	(14,423)	(27,590)	(21,190)
Total reported revenues	$25,465	$8,951	$32,854	$31,286

Segment operating income:
Refined Coal (1)	$11,133	$14,199	$26,158	$22,061
Emissions Control	1,887	2,118	2,160	6,700
Total segment operating income	$13,020	$16,317	$28,318	$28,761

(1) Included within the RC segment operating income for the six months ended June 30, 2016 is a $2.1 million gain on the sale of RCM6 and, for the three and six months ended June 30, 2017 and 2016, 453A interest expense of $0.6 million and $1.0 million and $0.4 million and $1.1 million, respectively. Additionally, during the six months ended June 30, 2016 there was interest expense related to the RCM6 note payable of $0.3 million, respectively.

RC
The following table details the segment revenues of our respective equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Earnings from Tinuum Group	$9,138	$12,832	$22,313	$18,275
Earnings from Tinuum Services	1,017	922	1,656	1,613
Loss from RCM6	—	—	—	(557)
Earnings from equity method investments	$10,155	$13,754	$23,969	$19,331

For the three months ended June 30, 2017 and June 30, 2016
RC earnings decreased primarily due to decreased equity earnings in Tinuum Group during the three months ended June 30, 2017 compared to the same quarter in 2016, as presented above. Earnings for the three months ended June 30, 2017 were negatively impacted by the timing of distributions from Tinuum Group during the three months ended March 31, 2017, which decreased our equity earnings during the current period. Distributions received from Tinuum Group for the three months ended June 30, 2017 and 2016 were recorded directly to earnings, as our investment was in a memo account as discussed in Note 2.

As discussed above and in Note 2 of the Condensed Consolidated Financial Statements, our earnings in Tinuum Group may not equal our pro-rata share due to the accounting related to our equity method investment. As such, our earnings in Tinuum Group decreased by $3.7 million during the three months ended June 30, 2017 compared to the same quarter in 2016 due to the timing of cash distributions received that were in excess of our pro-rata share of cumulative earnings in Tinuum Group.

Earnings from Tinuum Services for the three months ended June 30, 2017 were consistent compared to the same period in 2016.

RC earnings were positively impacted during the three months ended June 30, 2017 by a increase in royalties related to Tinuum Group's use of our M-45 License. During the three months ended June 30, 2017 and 2016, there were 4.3 million tons and 2.9 million tons, respectively, of RC produced using the M-45 Technology. The increase in Royalty revenue was driven by an increase in average royalty per ton, as well as fixed rent payments from one facility that was not operational for a portion of the current quarter.

For the six months ended June 30, 2017 and June 30, 2016
RC earnings increased primarily due to increased equity earnings in Tinuum Group during the six months ended June 30, 2017 compared to the same period in 2016, as presented above. For the six months ended June 30, 2017, Tinuum Group consolidated earnings increased $15.6 million compared to the same period in 2016 due to an increase in both coal sales and lease revenues as well as a decrease in operating expenses related to the suspension of operations of all retained RC facilities in 2016. Distributions received from Tinuum Group for the six months ended June 30, 2017 were recorded directly to earnings, as our investment was in a memo account as discussed in Note 2. During a portion of the same period in 2016, a portion of the distributions offset the balance of the investment, resulting in lower earnings.

As discussed above and in Note 2 of the Condensed Consolidated Financial Statements, our earnings in Tinuum Group may not equal our pro-rata share due to the accounting related to our equity method investment. As such, our earnings in Tinuum Group increased by $4.0 million during the six months ended June 30, 2017 compared to the same period in 2016 due to $22.3 million of cash distributions received that were in excess of our pro-rata share of cumulative earnings in Tinuum Group.

RC earnings were positively impacted during the six months ended June 30, 2017 due to lower operating losses associated with our RCM6 equity method investment, which was sold during the first quarter of 2016. Earnings from Tinuum Services for the six months ended June 30, 2017 were consistent compared to the same period in 2016.

RC earnings were positively impacted during the six months ended June 30, 2017 by a increase in royalties related to Tinuum Group's use of our M-45 License. During the six months ended June 30, 2017 and 2016, there were 7.7 million tons and 6.3 million tons, respectively, of RC produced using the M-45 Technology. The increase in Royalty revenue was driven by an increase in average royalty per ton, as well as fixed rent payments from two facilities that were not operational for a portion of the current year.

Additional discussion of our equity method investments is included above within our consolidated results and in Note 2 of the Condensed Consolidated Financial Statements.
EC
Discussion of revenues derived from our EC segment and costs related thereto are included above within our consolidated results.
For the three months ended June 30, 2017 and June 30, 2016
EC segment operating income decreased during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to the decrease in revenue, as discussed above within the consolidated results. The decrease in EC operating income was offset by decreases in operating expenses quarter over quarter. Specifically, Payroll and benefits decreased quarter over quarter by $0.4 million. This decrease was due to decreased headcount quarter over quarter, which was largely due to management restructuring.

For the six months ended June 30, 2017 and June 30, 2016
EC segment operating income decreased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the decrease in revenue, as discussed above within the consolidated results. The decrease in EC operating income was offset by decreases in operating expenses period over period. Specifically, Payroll and benefits decreased period over period by $0.8 million. This decrease was due to decreased headcount, which was largely due to management restructuring and the closure of our fabrication facility. Offsetting these expense decreases period over period was the settlement in 2016 of the remaining amounts owed to the former DSI Business Owner, resulting in a reduction of segment expenses of $0.9 million during the six months ended June 30, 2016.

Liquidity and Capital Resources
Overview of Factors Affecting Our Liquidity
During the six months ended June 30, 2017, our liquidity position was positively affected primarily due to distributions from Tinuum Group and Tinuum Services and borrowing availability under our bank ("Lender") line of credit ("Line of Credit" or "LOC").
Our principal sources of liquidity include:

•	cash on hand;

•	cash provided by our operations, including the release of restricted cash;

•	distributions from Tinuum Group and Tinuum Services;

•	royalty payments from Tinuum Group; and

•	our Line of Credit
Our principal uses of liquidity during the six months ended June 30, 2017 included:

•	our business operating expenses;

•	delivering on our existing contracts and customer commitments.

•	repurchases of shares of common stock pursuant to a modified Dutch Auction tender offer ("Tender Offer"); and

•	repayments on our Line of Credit

On May 5, 2017, our Board authorized the commencement of a Tender Offer to purchase for cash up to 925,000 shares of our common stock at a price per share of not less than $9.40 nor greater than $10.80, for a maximum aggregate purchase price of $10.0 million, with an option to purchase an additional 2% of the outstanding shares of common stock if the Tender Offer was oversubscribed. The Tender Offer expired on June 6, 2017 and a total of 2,858,425 shares were validly tendered and not properly withdrawn at or below the final purchase price of $9.40 per share.
Because the tender offer was oversubscribed, we purchased a prorated portion of the shares properly tendered by each tendering stockholder (other than "odd lot" holders whose shares were purchased on a priority basis) at the final per share purchase price. Accordingly, we acquired 1,370,891 shares of our common stock ("Tendered Shares") at a price of $9.40 per share, for a total cost of approximately $12.9 million, excluding fees and other expenses related to the Tender Offer. The Tendered Shares represented approximately 6.2% of our outstanding shares of common stock prior to the Tender Offer. The Tendered Shares include the 925,000 shares we initially offered to purchase and 445,891 additional shares that we elected to purchase pursuant to our right to purchase up to an additional 2% of our outstanding shares of common stock.
On June 14, 2017, our Board declared a regular quarterly cash dividend (the "Dividend") of $0.25 per share on the outstanding shares of our common stock to the stockholders of record as of the close of business on June 28, 2017. The total amount of the Dividend was $5.3 million and was accrued for as of June 30, 2017, of which $5.2 million was paid on July 17, 2017 ("Payment Date"). A portion of the Dividend remains accrued subsequent to the Payment Date and represents dividends accumulated on nonvested shares of common stock held by our employees that contain dividend rights that are forfeitable and not payable until the underlying shares vest.

During the fourth quarter of 2016, we amended our Line of Credit ("Tenth Amendment") with a bank ("the Lender"), which included the following: (1) an increase from $10 million to $15 million; (2) an extension in the maturity date to September 30, 2017; (3) the ability to use the Line of Credit as collateral (in place of restricted cash) for letters of credit ("LC's") related to equipment projects, the Royalty Award and certain other agreements; (4) providing additional collateral for amounts due to us from an additional RC facility lease, which amounts also now factor into the borrowing base limitation; and (5) amendment of certain financial covenants. Financial covenants under the Line of Credit require us to maintain a deposit account with the Lender with a minimum balance of $3.0 million and to maintain minimum trailing twelve month EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the Tenth Amendment) of $24.0 million.
As of June 30, 2017, there were no outstanding borrowings under the Line of Credit, however, LC's in the aggregate amount of $10.7 million were secured under the Line of Credit, resulting in borrowing availability of $4.3 million. As of June 30, 2017, pursuant to amendments contained in the Tenth Amendment, we provided LC's ("Royalty Award Letters of Credit") totaling $10.7 million, related to obligations due under the Royalty Award that were secured under the Line of Credit. As of December 31, 2016, we had Royalty Award Letters of Credit totaling $7.2 million supported by restricted cash due to the Line of Credit not being available to support LC’s as of that date.
In March 2017, pursuant to amendments contained in the Tenth Amendment, we provided two LC's ("Royalty Award Letters of Credit") of $3.5 million and $1.7 million, respectively, related to obligations due under the Royalty Award that were secured under the Line of Credit. The Royalty Award Letters of Credit replaced LC's in place at another financial institution ("Financial

Institution") totaling $7.2 million for obligations due under the Royalty Award, which were secured by the line of credit at the Financial Institution.
During March 2017, a customer drew on an LC related to an equipment system in the amount of $0.8 million, which was funded by borrowing availability under the Line of Credit. We subsequently repaid this amount to the Lender as of June 30, 2017. We are contesting the draw on this LC and are pursuing actions to recover this amount from the customer.
During June 2017, we declared a dividend of $0.25 per share. This payment of $5.3 million was subsequently made in July 2017.
Our ability to continue to generate sufficient cash flow required to meet ongoing operational needs and obligations, as well as future expected dividend payments and potential future share repurchases, depends upon several factors, including executing on our contracts and initiatives, receiving royalty payments from Tinuum Group and distributions from Tinuum Group and Tinuum Services, and increasing our share of the market for EC products, and, in particular EC chemicals sales. Increased distributions from Tinuum Group will likely be dependent upon both preserving existing contractual relationships and the securing of additional tax equity investors for those Tinuum Group facilities that are currently not operating.
Sources and Uses of Cash
Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016
Cash and cash equivalents increased from $13.2 million as of December 31, 2016 to $26.4 million as of June 30, 2017. Restricted cash decreased from $13.7 million as of December 31, 2016 to $3.0 million as of June 30, 2017. The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016, respectively:

	Six Months Ended June 30,
(in thousands)	2017	2016	Change
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$(6,147)	$(8,845)	$2,698
Investing activities	22,066	16,650	5,416
Financing activities	(13,490)	(15,388)	1,898
Net change in cash and cash equivalents and restricted cash	$2,429	$(7,583)	$10,012

Additionally, the following table summarizes the cash flows of Tinuum Group, whose cash distributions most significantly impact our consolidated cash flow results, for the six months ended June 30, 2017 and 2016, respectively:

	Six Months Ended June 30,
(in thousands)	2017	2016
Tinuum Group cash and cash equivalents, beginning of year	$10,897	$6,183
Cash provided by (used in):
Operating activities	31,917	36,634
Investing activities	(4,475)	(2,474)
Financing activities	(29,000)	(35,916)
Net change in cash and cash equivalents	(1,558)	(1,756)
Tinuum Group cash and cash equivalents, end of period	$9,339	$4,427
Cash flow from operating activities
Cash flows used in operating activities reflect operating losses as well as the timing of our working capital requirements, in addition to other items discussed herein.
Deferred revenue and project costs resulted in a change in providing of operating cash flows on a net basis of $0.7 million due to production and completion of ACI and DSI equipment systems.
Our operating cash flow may also be significantly impacted by distributions from our equity method investees, which are classified as either a return on investment within operating cash flows or a return in excess of investment basis within investing cash flows. For the six months ended June 30, 2017, we received $4.4 million more in total cash distributions from equity method investees than we did for the six months ended June 30, 2016 due to the suspension of operations of retained RC facilities that began in 2016, a decrease in RC facility installations by Tinuum Group that began in 2016 and an increase in invested facilities that commenced during the second half of 2016. Distributions received from our equity method investees reported as return on investment within operating cash flows decreased by $3.0 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as a result of all distributions received from Tinuum Group being reported under investing cash flows for the six months ended June 30, 2017. All distributions received from Tinuum Services were reported as return on investment within operating cash flows for the six months ended June 30, 2017 and 2016.
Our cash spend for legal and professional fees for the six months ended June 30, 2017 decreased by $2.1 million compared to the same period in 2016 as a result of the conclusion of the Restatement of our consolidated financial statements in April 2016.
Cash flow from investing activities
Distributions from equity method investees
Distributions received from our equity method investees reported as return in excess of investment basis within investing cash flows increased by $7.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to an increase in distributions received from Tinuum Group, all of which were reported under investing cash flows for the six months ended June 30, 2017.
Proceeds from sale of equity method investment
In March 2016, we sold our investment in RCM6. Proceeds from the sale included $1.8 million in cash and the assumption by the buyer of all unpaid amounts outstanding under the original note payable.
Cash flow from financing activities
Borrowings and repayments on Line of Credit
During March 2017, a customer drew on an LC related to an equipment system in the amount of $0.8 million, which was funded by borrowing availability under the Line of Credit. We subsequently repaid this amount to the Lender as of March 31, 2017.
Short-term borrowings
On June 30, 2016, the Company, the required lenders under the Credit Agreement and the Administrative Agent agreed to terminate the Credit Agreement, and on June 30, 2016, the Company paid the payoff amount of $9.9 million. Additionally, during the six months ended June 30, 2016, we repaid $0.6 million in debt issuance costs related to the Second Amendment of the Credit Agreement. Additionally, during the six months ended June 30, 2016, we used $1.2 million of cash for repayments of principal on the RCM6 and the DSI Business Owner notes payable, as described in Note 4 of the Condensed Consolidated Financial Statements.
Equity award activity
During the six months ended June 30, 2017 and 2016, we used $0.5 million and $0.1 million, respectively, for the repurchase of shares to satisfy tax withholdings upon the vesting of equity based awards.

Repurchase of common stock
As described in Note 7 of the Condensed Consolidated Financial Statements, on May 5, 2017, the Board authorized the commencement of the Tender Offer. We acquired 1,370,891 shares of our common stock at a price of $9.40 per share, for a total cost of approximately $13.0 million, including fees and other expenses related to the Tender Offer.
Contractual Obligations
During the six months ended June 30, 2017, there were no material changes to our contractual obligations outside of the ordinary course of business from those reported as of December 31, 2016, except for a reduction in the estimated obligations due under the Royalty Award, as described in Note 6 of the Condensed Consolidated Financial Statements, and the quarterly dividend program that commenced during the June 2017 quarter.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2017, we did not engage in any off-balance sheet arrangements except those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2016 10-K, which included operating leases, LC's and future 453A interest obligations.
Critical Accounting Policies and Estimates
Our significant accounting policies and estimates have not changed from those reported in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2016 10-K.

Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report for new accounting guidance issued during the six months ended June 30, 2017 and subsequent thereto through the date of this Quarterly Report.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation, claims and other proceedings related to the conduct of our business. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. None of these matters, either individually or in the aggregate, currently is material to us.
Item 1A. Risk Factors

Except as noted below, there are no material updates to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts.

In June 2017, our Board of Directors declared a quarterly cash dividend, which was the first in our history and is the initiation of what we expect to be a regular quarterly cash dividend program in the near term. Future cash dividends may be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; changes to our business model; and any additional indebtedness that we may incur in the future. Our cash dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our cash dividend payments could have a negative effect on our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced programs (1)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 to 30, 2017	—	—	—	—
May 1 to 31, 2017	—	—	—	—
June 1 to 30, 2017	1,370,891	$9.40	1,370,891	—
Total	1,370,891	$9.40	1,370,891	—

(1) On May 5, 2017, our Board of Directors approved the repurchase of up to $10.0 million of our common stock under the Tender Offer, with an option to purchase an additional 2% of our outstanding shares of common stock if the Tender Offer was oversubscribed. The Tender Offer was announced on May 8, 2017. During the three months ended June 30, 2017, we repurchased 1,370,891 shares pursuant to the terms of the Tender Offer at a price of $9.40 per share for an aggregate price of approximately $12.9 million, excluding fees and other expenses related to the Tender Offer.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock of Advanced Emissions Solutions, Inc.	8-K	001-37822	3.1	May 8, 2017
3.2	Certificate of Elimination of Series A Junior Participating Preferred Stock of Advanced Emissions Solutions, Inc.	8-K	001-37822	3.2	May 8, 2017
4.1	Tax Asset Protection Plan dated as of May 5, 2017, by and between the Company and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate.	8-K	001-37822	4.1	May 8, 2017
10.1	Advanced Emissions Solutions, Inc. 2017 Omnibus Incentive Plan.	8-K	001-37822	10.1	June 22, 2017
31.1	Certification of Chief Executive Officer and Principal Financial Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
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

Advanced Emissions Solutions, Inc.
(Registrant)

August 7, 2017	By:	/s/ L. Heath Sampson
L. Heath Sampson
President, Chief Executive Officer and Treasurer
(Principal Executive and Financial Officer)

August 7, 2017	By:	/s/ Greg P. Marken
Greg P. Marken
Chief Accounting Officer and Secretary
(Principal Accounting Officer)