Form 10-Q
period 2018-03-31
Advanced Emissions Solutions, Inc.
filed 2018-05-09
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2018
Common stock, par value $0.001 per share	20,524,191

Part I. – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$34,757	$30,693
Receivables, net	1,522	1,113
Receivables, related parties, net	3,230	3,247
Prepaid expenses and other assets	1,650	1,835
Total current assets	41,159	36,888
Property and equipment, net of accumulated depreciation of $1,061 and $1,486, respectively	337	410
Equity method investments	3,154	4,351
Deferred tax assets	36,186	38,661
Other long-term assets	2,006	2,308
Total Assets	$82,842	$82,618
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,297	$1,000
Accrued payroll and related liabilities	763	1,384
Billings in excess of costs on uncompleted contracts	—	1,830
Other current liabilities	3,212	2,664
Total current liabilities	5,272	6,878
Other long-term liabilities	265	2,285
Total Liabilities	5,537	9,163
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: par value of $.001 per share, 50,000,000 shares authorized, none outstanding	—	—
Common stock: par value of $.001 per share, 100,000,000 shares authorized, 22,637,029 and 22,465,821 shares issued, and 20,774,046 and 20,752,055 shares outstanding at March 31, 2018 and December 31, 2017, respectively	23	22
Treasury stock, at cost: 1,862,983 and 1,713,766 shares as of March 31, 2018 and December 31, 2017, respectively	(18,039)	(16,397)
Additional paid-in capital	100,187	105,308
Accumulated deficit	(4,866)	(15,478)
Total stockholders’ equity	77,305	73,455
Total Liabilities and Stockholders’ Equity	$82,842	$82,618

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Revenues:
Chemicals	$621	$2,281
License royalties, related party	3,230	1,755
Equipment sales	48	5,108
Total revenues	3,899	9,144
Operating expenses:
Chemicals cost of revenue, exclusive of depreciation and amortization	711	1,758
Equipment sales cost of revenue, exclusive of depreciation and amortization	(148)	4,143
Payroll and benefits	2,214	2,182
Rent and occupancy	268	45
Legal and professional fees	1,548	1,035
General and administrative	882	1,263
Research and development, net	20	192
Depreciation and amortization	116	482
Total operating expenses	5,611	11,100
Operating loss	(1,712)	(1,956)
Other income (expense):
Earnings from equity method investments	12,253	13,814
Interest expense	(336)	(693)
Other	26	2,909
Total other income	11,943	16,030
Income before income tax expense	10,231	14,074
Income tax expense	2,569	5,386
Net income	$7,662	$8,688
Earnings per common share (Note 1):
Basic	$0.37	$0.39
Diluted	$0.37	$0.39
Weighted-average number of common shares outstanding:
Basic	20,502	22,056
Diluted	20,584	22,243
Cash dividends declared per common share outstanding:	$0.25	$—

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$7,662	$8,688
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	116	482
Stock-based compensation expense	335	607
Earnings from equity method investments	(12,253)	(13,814)
Other non-cash items, net	163	455
Changes in operating assets and liabilities:
Receivables	(206)	6,874
Prepaid expenses and other assets	185	(415)
Costs incurred on uncompleted contracts	15,945	3,883
Deferred tax asset, net	1,587	5,386
Other long-term assets	—	(805)
Accounts payable	297	(717)
Accrued payroll and related liabilities	(741)	(1,137)
Other current liabilities	638	(219)
Billings on uncompleted contracts	(15,945)	(4,605)
Other long-term liabilities	(44)	143
Legal settlements and accruals	—	(9,126)
Distributions from equity method investees, return on investment	2,400	1,500
Net cash provided by (used in) operating activities	139	(2,820)
Cash flows from investing activities
Distributions from equity method investees in excess of cumulative earnings	11,050	13,175
Acquisition of property, equipment and intangibles, net	(74)	(142)
Net cash provided by investing activities	10,976	13,033
Cash flows from financing activities
Dividends paid	(5,142)	—
Repurchase of common shares	(1,642)	—
Repurchase of common shares to satisfy tax withholdings	(267)	(179)
Borrowings on Line of Credit	—	808
Repayments on Line of Credit	—	(808)
Net cash used in financing activities	(7,051)	(179)
Increase in Cash and Cash Equivalents and Restricted Cash	4,064	10,034
Cash and Cash Equivalents and Restricted Cash, beginning of period	30,693	26,944
Cash and Cash Equivalents and Restricted Cash, end of period	$34,757	$36,978
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$191
Cash paid for income taxes	$39	$100
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, not paid	$46	$—

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation
Nature of Operations
Advanced Emissions Solutions, Inc. ("ADES" or the "Company") is a Delaware corporation with its principal office located in Highlands Ranch, Colorado. The Company is principally engaged in emissions control ("EC") technologies and associated consumables, equipment and services. The Company's proprietary environmental technologies enable customers to reduce emissions of mercury and other pollutants, maximize utilization levels and improve operating efficiencies to meet the challenges of existing and pending EC regulations. The Company generates substantial earnings and tax credits under Section 45 ("Section 45 tax credits") of the Internal Revenue Code ("IRC") from its equity investments in certain entities and royalty payments related to technologies that are licensed to Tinuum Group, LLC, a Colorado limited liability company ("Tinuum Group"). Such technologies allow Tinuum Group to provide its customers with various solutions to enhance combustion and reduce emissions of nitrogen oxide ("NOx") and mercury from coal burned to generate electrical power. The Company’s sales occur principally throughout the United States. See Note 10 for additional information regarding the Company's operating segments.
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
The unaudited Condensed Consolidated Financial Statements of ADES in this quarterly report ("Quarterly Report") are presented on a consolidated basis and include ADES and its wholly-owned subsidiaries (collectively, the "Company"). Also included within the unaudited Condensed Consolidated Financial Statements are the Company's investments, Tinuum Group, Tinuum Services, LLC ("Tinuum Services"), and GWN Manager, LLC ("GWN Manager"), which are accounted for using the equity method of accounting.
Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated for all periods presented in this Quarterly Report.
In the opinion of management, these Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. These Condensed Consolidated Financial Statements of ADES should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K"). Except for accounting for revenue from contracts with customers, which is discussed in Note 2, significant accounting policies disclosed therein have not changed.
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
Under the two-class method, net income for the period is allocated between common stockholders and the holders of the participating securities based on the weighted-average number of common shares outstanding during the period, excluding participating, unvested RSA's ("common shares"), and the weighted-average number of participating unvested RSA's outstanding during the period, respectively. The allocated, undistributed income for the period is then divided by the weighted-average number of common shares and participating, unvested RSA's outstanding during the period to arrive at basic earnings per common share and participating security for the period, respectively. Pursuant to U.S. GAAP, the Company has elected not to separately present basic or diluted earnings per share attributable to participating securities in the Condensed Consolidated Statements of Operations.

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
The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Net income	$7,662	$8,688
Less: Dividends and undistributed income allocated to participating securities	25	100
Income attributable to common stockholders	$7,637	$8,588

Basic weighted-average common shares outstanding	20,502	22,056
Add: dilutive effect of equity instruments	82	187
Diluted weighted-average shares outstanding	20,584	22,243
Earnings per share - basic	$0.37	$0.39
Earnings per share - diluted	$0.37	$0.39
For the three months ended March 31, 2018 and 2017, RSA's and options convertible to 0.2 million and 0.2 million shares of common stock for each of the periods presented were outstanding, but were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three months ended March 31, 2018 and 2017, options to purchase of 0.2 million and 0.4 million shares of common stock, respectively, which vest based on the Company achieving specified performance targets, were outstanding, but not included in the computation of diluted net income per share because they were determined not to be contingently issuable.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to makes estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There have been no changes in the Company’s critical accounting estimates from those that were disclosed in the 2017 Form 10-K, except upon the adoption of ASC 606 - Revenue from Contracts with Customers ("ASC 606"), effective January 1, 2018, revenue recognition and warranty estimates accruals related to the Company's extended equipment contracts as well as the estimate related to the Royalty Award are no longer considered significant estimates. Actual results could differ from these estimates.
Risks and Uncertainties
The Company’s earnings are significantly affected by equity earnings it receives from Tinuum Group. As of March 31, 2018, Tinuum Group has 17 invested RC facilities of which 11 are leased to a single customer. A majority of these leases are periodically renewed and the loss of this customer by Tinuum Group would have a significant adverse impact on its financial position, results of operations and cash flows, which in turn would have material adverse impact on the Company’s financial position, results of operations and cash flows.
Reclassifications
Certain balances have been reclassified from the prior year to conform to the current year presentation. No reclassifications have any impact to income before income taxes or net income.

New Accounting Guidance
In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10) - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which was effective for the Company on January 1, 2018, and requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 also permits an entity to choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adoption of ASU 2016-01 had no significant impact on the Company's financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and have lease terms of more than 12 months. This topic retains the distinction between finance leases and operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and must be applied under a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures. Additionally, the Company's investments accounted for under the equity method of accounting will adopt this standard, which may have an impact on the Company's disclosures. Exclusive of these potential impacts, the Company does not believe this standard will have a material impact on the Company's financial statements and disclosures.
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
Note 2 - Revenues
Adoption of ASC 606
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of initially applying ASC 606 to the opening balance of the Accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The financial statement impact from the adoption of ASC 606 as of January 1, 2018 is primarily due to the following:

•
The recognition of revenues and related cost of revenue from Equipment Sales for three uncompleted dry sorbent injection (“DSI”) equipment systems (the “DSI Systems”) as of December 31, 2017, which were accounted for under the guidance in ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts (“ASC 605-35”). Under ASC 605-35, the Company accounted for revenues and associated cost of revenue for equipment systems from inception of the contract under the completed contract method and recognized revenue and cost of revenue when the equipment systems were deemed substantially complete. As of December 31, 2017, none of the DSI Systems had met the revenue recognition criteria under the completed contract method. As of January 1, 2018, the Company has determined that the performance obligation associated with each DSI System has been satisfied under ASC 606 guidance.

•
The recognition of revenues and related cost of revenue for a licensing arrangement (the “Licensing Arrangement”) in which the Company satisfied its performance obligation under ASC 606 as of January 1, 2018.

As a result, the Company’s deferred revenue and related deferred project costs on the three DSI Systems and the Licensing Arrangement, and the resultant income tax effects, are recognized through a cumulative effect adjustment to the Accumulated deficit as of January 1, 2018. In addition, the Company has recorded a contract asset in the amount of $0.3 million related to one DSI System contract for which the Company has completed its performance obligations but is not contractually able to bill the customer until the end of the warranty period.

The cumulative effect of the change from the adoption of ASC 606 to the Consolidated Balance Sheet as of January 1, 2018 is shown in the table that follows:

	Balance as of	Impact of	Balance as of
(in thousands)	December 31, 2017	Adoption	January 1, 2018
Balance Sheet
Receivables, net	$1,113	$339	$1,452
Deferred tax assets	$38,661	$(889)	$37,772
Other long-term assets	$2,308	$(322)	$1,986
Billings in excess of costs on uncompleted contracts	$1,830	$(1,830)	$—
Other current liabilities	$2,664	$9	$2,673
Other long-term liabilities	$2,285	$(2,000)	$285
Accumulated deficit	$(15,478)	$2,950	$(12,528)

The following tables show the impact of the adoption of ASC 606 on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three months ended March 31, 2018, respectively:

	Balance as Reported	Impact of	Balance as Adjusted
(in thousands)	March 31, 2018	Adoption	March 31, 2018
Balance Sheet
Receivables, net	$1,522	$(339)	$1,183
Deferred tax assets	$36,186	$889	$37,075
Other long-term assets	$2,006	$322	$2,328
Billings in excess of costs on uncompleted contracts	$—	$1,828	$1,828
Other current liabilities	$3,212	$(7)	$3,205
Other long-term liabilities	$265	$2,000	$2,265
Accumulated deficit	$(4,866)	$(2,950)	$(7,816)

As of and for the three months ended March 31, 2018, the significant difference between the financial statement balances reported compared to the financial statement balances without the adoption of ASC 606 were as follows:

•
As of adoption, the Company derecognized contract assets of $16.5 million and contract liabilities of $18.3 million and recorded a contract asset of $0.3 million for the three DSI Systems contracts that met the revenue recognition requirements under ASC 606. After tax, the net adjustment for the three DSI Systems was $1.7 million. Under revenue recognition guidance in effect prior to the adoption of ASC 606, these contracts would not have met revenue recognition criteria as of March 31, 2018.

•
As of adoption, the Company derecognized a contract liability of $2.0 million and a contract asset of $0.3 million related to the Licensing Arrangement, which met the revenue recognition requirements under ASC 606. After tax, the net adjustment for this contract was $1.3 million. Under revenue recognition guidance in effect prior to the adoption of ASC 606, this contract would not have met revenue recognition criteria as of March 31, 2018.

•
As of adoption, and based on guidance provided in ASC 606 related to licensing arrangements where royalties are earned on a usage-based royalty arrangement, for the three months ended March 31, 2018, as well as the corresponding period from the prior year, the Company has reported license royalties earned from Tinuum Group as revenues rather than as non-operating income under financial statement presentation guidance in effect prior to the adoption of ASC 606. This reclassification had no impact to the Company’s income before income tax expense or net income for all periods presented.

•
For contract assets and liabilities as of December 31, 2017 that were impacted by the adoption of ASC 606, there was no was impact to the Condensed Consolidated Statement of Operations during the three months ended March 31, 2018.

Revenue Recognition
The Company recognizes revenue from a contract with a customer when a performance obligation under the terms of a contract with a customer is satisfied, which is when the customer controls the promised goods or services that are transferred in satisfaction of the performance obligation. Revenue is measured as the amount of consideration that is expected to be received in exchange for transferring goods or providing services, and the transaction price is generally fixed and generally does not contain variable or noncash consideration. In addition, the Company’s contracts with customers generally do not contain customer refund or return provisions or other similar obligations. Transfer of control and satisfaction of performance obligations are further discussed in each of the revenue components listed below.
The Company uses estimates and judgments in determining the nature and timing of satisfaction of performance obligations, the standalone selling price (“SSP”) of performance obligations and the allocation of the transaction price to multiple performance obligations.
The Company’s principal revenue components are Chemical Sales and License Royalties.
Chemicals
The Company recognizes revenue for direct sales of proprietary chemicals and other ancillary items when the customer obtains control, which is generally at the point in time that delivery to and acceptance by the customer has occurred. Customer contracts for sales of chemicals are short duration and performance obligations generally do not extend beyond one year.
Certain chemical customer contracts are comprised of evaluation tests of the Company’s chemicals’ effectiveness and efficiency in reducing emissions. These contracts entail the delivery of chemicals to the customer and the Company's evaluation of results of emissions reduction over the term of the contract. Under these types of arrangements, which are generally for durations that are short term, the Company has determined that the customer is simultaneously receiving benefits of emissions reduction from the consumption of the chemicals over the testing period and this represents a single performance obligation that is satisfied over time. This determination may require significant judgment. The Company recognizes revenue over time using an input model that is generally based on the cost of chemicals consumed by the customer during the testing period. The use of an input model and the use of total costs as the measure of progress in the satisfaction of the performance obligations may require significant judgment. In addition, under these types of contracts, the Company has determined that the services performed and related costs incurred by the Company during the testing period represent costs to fulfill a contract.
License Royalties
The Company generates revenues from royalties (“M-45 Royalties”) earned under a licensing arrangement (“M-45 License”) of its M-45TM and M-45-PCTM emissions control technologies (“M-45 Technology”) between the Company and Tinuum Group. The Company recognizes M-45 Royalties at a point in time based on the use of the M-45 Technology at certain RC facilities or through Tinuum Group’s use of licensed technology for rates in excess of amounts allowed for RC application. The amount of M-45 Royalties recognized is generally based on a percentage of pre-tax margins (as defined in the M-45 License) of the RC facilities using the M-45 Technology.
Arrangements with Multiple Performance Obligations
Contracts with customers may include multiple performance obligations, which are comprised of the sale of chemicals, equipment and services performed as part of an emissions reduction arrangement. For such arrangements, the Company allocates revenue to each performance obligation based on its relative SSP. When a directly observable SSP for a performance obligation is not available, the Company primarily estimates SSPs based on the expected cost plus a margin method. These estimates as well as the timing of the satisfaction of performance obligations associated with the services component represent significant judgments made by the Company. These arrangements are generally short duration and performance obligations generally do not extend beyond one year.
Contract Assets and Liabilities
Contract assets are comprised of unbilled receivables and are included in Receivables, net in the Condensed Consolidated Balance Sheet. Unbilled receivables represent a conditional right to consideration in exchange for goods or services transferred to a customer.
Trade receivables represent an unconditional right to consideration in exchange for goods or services transferred to a customer. The Company invoices its customers in accordance with the terms of the contract. Credit terms are generally net 30 from the date of invoice. The timing between the satisfaction of performance obligations and when payment is due from the customer is generally not significant. The Company records allowances for doubtful trade receivables when it is probable that the balances will not be collected.
Contract liabilities are comprised of deferred revenue, which represents an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer and, if deliverable within one year or less, is included in Other current liabilities in the Condensed Consolidated Balance Sheet and, if deliverable outside of one year, is included in Other long-term liabilities in the Condensed Consolidated Balance Sheet.
Disaggregation of Revenue
During the three months ended March 31, 2018, all performance obligations related to revenues recognized were satisfied at a point in time. The Company disaggregates its revenues by its major components as well as between its two operating segments, which are further discussed in Note 10 to the condensed consolidated financial statements. The following table disaggregates revenues by major source for the three months ended March 31, 2018 (in thousands):

	Segment
	EC	RC	Total
Revenue component
Chemical sales	$621	$—	$621
License royalties, related party	—	3,230	3,230
Equipment sales	48	—	48
Revenues from customers	669	3,230	3,899

Earnings from equity method investments	—	12,253	12,253

Segment revenues	$669	$15,483	$16,152
Practical Expedients and Exemptions
The Company did not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
Sales and other taxes that are collected concurrently with revenue-producing activities are excluded from revenue.
The Company has also elected to account for freight costs as activities to fulfill the promise to transfer the goods, and therefore these activities are also not assessed as a separate service to customers.
The Company accounted for all shipping and handling activities that occur after control of the related good transfers as fulfillment activities. These activities are included in Cost of Revenue line items of the Condensed Consolidated Statement of Operations.
The Company generally expense sales commissions when incurred because the amortization period of the asset that the Company would have recognized is one year or less. These costs are recorded within sales and marketing expenses within the General and administrative line item of the Condensed Consolidated Statement of Operations.
Note 3 - Equity Method Investments
Tinuum Group, LLC
The Company's ownership interest in Tinuum Group was 42.5% as of March 31, 2018 and December 31, 2017. Tinuum Group supplies technology equipment and technical services to cyclone-fired and other boiler users, but its primary purpose is to put into operation facilities that produce and sell RC that lower emissions and therefore qualify for Section 45 tax credits. Tinuum Group has been determined to be a variable interest entity ("VIE"); however, the Company does not have the power to direct the activities that most significantly impact Tinuum Group's economic performance and has therefore accounted for the investment under the equity method of accounting. The Company determined that the voting partners of Tinuum Group have identical voting rights, equity control interests and board control interests, and therefore, concluded that the power to direct the activities that most significantly impact Tinuum Group's economic performance was shared.

The following table summarizes the results of operations of Tinuum Group:

	Three Months Ended March 31,
(in thousands)	2018	2017
Gross profit	$26,413	$22,056
Operating, selling, general and administrative expenses	6,007	5,474
Income from operations	20,406	16,582
Other expenses	(1,869)	(589)
Class B preferred return	(12)	(637)
Loss attributable to noncontrolling interest	10,775	9,361
Net income available to members	$29,300	$24,717
ADES equity earnings from Tinuum Group	$11,050	$13,175
As of March 31, 2018 and December 31, 2017, the amount of Tinuum Group's temporary Class B preferred equity was zero and $0.8 million, respectively.
The difference between the Company's proportionate share of Tinuum Group's net income available to members (at its equity interest of 42.5%) as presented in the table below and the Company's earnings from its Tinuum Group equity method investment as reported in the Condensed Consolidated Statements of Operations relates to the Company receiving distributions in excess of the carrying value of the equity investment, and therefore recognizing such excess distributions as equity method earnings in the period the distributions occur, as discussed below.
As shown in the tables below, the Company’s carrying value in Tinuum Group was reduced to zero for the three months ended March 31, 2018, as cumulative cash distributions received from Tinuum Group exceeded the Company's pro-rata share of cumulative earnings in Tinuum Group. The carrying value of the Company's investment in Tinuum Group shall remain zero as long as the cumulative amount of distributions received from Tinuum Group continues to exceed the Company's cumulative pro-rata share of Tinuum Group's net income available to its members. For periods during which the ending balance of the Company's investment in Tinuum Group is zero, the Company only recognizes equity earnings from Tinuum Group to the extent that cash distributions are received from Tinuum Group during the period. For periods during which the ending balance of the Company's investment is greater than zero (e.g., when the cumulative earnings in Tinuum Group exceeds cumulative cash distributions received), the Company recognizes its pro-rata share of Tinuum Group's net income available to its members for the period, less any amount necessary to recover the cumulative earnings short-fall balance as of the end of the immediately preceding period. During the three months ended March 31, 2018, the Company's cumulative amount of distributions received from Tinuum Group exceeded the Company's cumulative pro-rata share of Tinuum Group's net income available to its members. As such, the Company recognized equity earnings from Tinuum Group for the three months ended March 31, 2018 of $11.1 million. During the three months ended March 31, 2017, the Company recognized equity earnings from Tinuum Group in the amount of $13.2 million. As of March 31, 2018 and 2017, the Company's carrying value in Tinuum Group was zero and zero, respectively.
Thus, the amount of equity earnings or loss reported on the Company's Condensed Consolidated Statement of Operations may differ from a mathematical calculation of net income or loss attributable to the equity interest based upon the factor of the equity interest and the net income or loss attributable to members as shown on Tinuum Group’s statement of operations. Additionally, for periods during which the carrying value of the Company's investment in Tinuum Group is greater than zero, distributions from Tinuum Group are reported on the Condensed Consolidated Statements of Cash Flows as "Distributions from equity method investees, return on investment" within Operating cash flows. For periods during which the carrying value of the Company's investment in Tinuum Group is zero, such cash distributions are reported on the Condensed Consolidated Statements of Cash Flows as "Distributions from equity method investees in excess of investment basis" within Investing cash flows.

The following tables presents the Company's investment balance, equity earnings and cash distributions in excess of the investment balance for the three months ended March 31, 2018 and 2017 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Memorandum Account: Cash distributions and equity earnings in (excess) of investment balance
Beginning balance	12/31/2017	$—	$—	$—	$(12,218)
ADES proportionate share of income from Tinuum Group (1)	First Quarter	12,458	12,458	—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	First Quarter	(12,218)	(12,218)	—	12,218
Cash distributions from Tinuum Group	First Quarter	(11,050)	—	11,050	—
Adjustment for current year cash distributions in excess of investment balance	First Quarter	10,810	10,810	—	(10,810)
Total investment balance, equity earnings (loss) and cash distributions	3/31/2018	$—	$11,050	$11,050	$(10,810)

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Memorandum Account: Cash distributions and equity earnings in (excess) of investment balance
Beginning balance	12/31/2016	$—	$—	$—	$(9,894)
ADES proportionate share of income from Tinuum Group (1)	First Quarter	10,457	10,457	—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	First Quarter	(9,894)	(9,894)	—	9,894
Cash distributions from Tinuum Group	First Quarter	(13,175)	—	13,175	—
Adjustment for current year cash distributions in excess of investment balance	First Quarter	12,612	12,612	—	(12,612)
Total investment balance, equity earnings (loss) and cash distributions	3/31/2017	$—	$13,175	$13,175	$(12,612)
(1) For the three months ended March 31, 2018 and 2017, the amounts of the Company's 42.5% proportionate share of net income available to members as shown in the table above differ from mathematical calculations of the Company’s 42.5% equity interest in Tinuum Group multiplied by the amounts of net income available to members as shown in the table above of Tinuum Group results of operations due to adjustments related to the Class B preferred return.
Tinuum Services, LLC

The Company has a 50% voting and economic interest in Tinuum Services, which is equivalent to the voting and economic interest of NexGen Refined Coal, LLC ("NexGen"). The Company has determined that Tinuum Services is not a VIE and has evaluated its consolidation analysis under the voting interest model. Because the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for its investment in Tinuum Services under the equity method of accounting. The Company’s investment in Tinuum Services as of March 31, 2018 and December 31, 2017 was $3.1 million and $4.3 million, respectively.

The following table summarizes the results of operations of Tinuum Services:

	Three Months Ended March 31,
(in thousands)	2018	2017
Gross loss	$(21,006)	$(12,879)
Operating, selling, general and administrative expenses	40,704	34,628
Loss from operations	(61,710)	(47,507)
Other expenses	(58)	(15)
Loss attributable to noncontrolling interest	64,176	48,799
Net income	$2,408	$1,277
ADES equity earnings from Tinuum Services	$1,204	$639
Included within the Consolidated Statements of Operations of Tinuum Services for the three months ended March 31, 2018 and 2017, respectively, were losses related to VIE's of Tinuum Services. These losses do not impact the Company's equity earnings from Tinuum Services as 100% of those losses are attributable to a noncontrolling interest and eliminated in the calculations of Tinuum Services' net income attributable to the Company's interest.
Other
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
As of March 31, 2018, the Company's ownership in GWN Manager was 50%. The Company's investment in GWN Manager as of March 31, 2018, was $0.1 million.
The following table details the components of the Company's respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2018	2017
Earnings from Tinuum Group	$11,050	$13,175
Earnings from Tinuum Services	1,204	639
Losses from other	(1)	—
Earnings from equity method investments	$12,253	$13,814

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

	Three Months Ended March 31,
(in thousands)	2018	2017
Distributions from equity method investees, return on investment
Tinuum Services	2,400	1,500
	$2,400	$1,500
Distributions from equity method investees in excess of investment basis
Tinuum Group	$11,050	$13,175
	$11,050	$13,175
Note 4 - Borrowings
Line of Credit
On November 30, 2016, ADA-ES, Inc., a wholly-owned subsidiary of the Company ("ADA"), as borrower, the Company, as guarantor, and a bank (the "Lender") entered into an amendment (the "Tenth Amendment") to the 2013 Loan and Security Agreement (the "Line of Credit" or "LOC"). The Tenth Amendment increased the Line of Credit to $15.0 million, extended the maturity date of the Line of Credit to September 30, 2017 and permitted the Line of Credit to be used as collateral (in place of restricted cash) for letters of credit ("LC's") related to equipment projects, the Royalty Award, as defined in Note 5, and certain other agreements. Additionally, this amendment secured the Line of Credit with amounts due to the Company from an additional existing Refined Coal ("RC") facility lease, which amounts also factor into the borrowing base limitation, and amended certain financial covenants. Pursuant to the Tenth Amendment, the Company was required to maintain a minimum deposit balance and maintain a minimum trailing twelve-month EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the Tenth Amendment) of $24.0 million.
On September 30, 2017, ADA, as borrower, the Company, as guarantor, and a bank (the "Lender") entered into an amendment (the "Eleventh Amendment") to the 2013 Loan and Security Agreement (the "Line of Credit"). The Eleventh Amendment decreased the Line of Credit to $10.0 million due to decreased collateral requirements for the Company's outstanding letters of Credit ("LC's"), extended the maturity date of the Line of Credit to September 30, 2018, and permitted the Line of Credit to be used as collateral (in place of restricted cash) for LC's up to $8.0 million related to equipment projects and certain other agreements. Additionally, under the Eleventh Amendment there is no minimum balance requirement based on the Company meeting certain conditions and maintaining minimum trailing twelve-month EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the Eleventh Amendment) of $24.0 million.
As of March 31, 2018, there were no outstanding borrowings under the Line of Credit and the outstanding LC as of December 31, 2017 was terminated by the Company and the other parties in January 2018.
Other
In March 2017, a customer drew on an LC related to an equipment system in the amount of $0.8 million, which was funded by borrowing availability under the Line of Credit. The Company subsequently repaid this amount to the Lender as of March 31, 2017. The Company is contesting the LC draw on this LC and is pursuing legal actions to recover the entire amount from the customer. The Company recorded an asset for the LC Draw net of an estimated allowance of $0.4 million. This amount is included in Other long-term assets on the Condensed Consolidated Balance Sheets.
The following table presents the LC's outstanding and collateral, by asset type, reported on the Condensed Consolidated Balance Sheets. There were no LC's outstanding or collateral as of March 31, 2018.

	As of December 31, 2017
(in thousands)	LC Outstanding	Utilization of LOC Availability
Royalty Award	$3,500	$3,500
Total LC outstanding	$3,500	$3,500

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
Under the Norit Settlement Agreement, the Company was required to pledge LC's as collateral for a portion of Royalty Award future payments due. In March 2017, the Company was required to increase its LC's under the Royalty Award based on a provision that required additional amounts be pledged because the Company had achieved annual earnings in excess of $20.0 million for the fiscal year ended December 31, 2016. Under this provision, the Company was required to provide an additional LC of $5.0 million, which was secured under the Line of Credit in March 2017. Under a separate provision of the Norit Settlement Agreement effective during 2017, the Company was required to increase the LC's, subject to the aggregate amount of estimated future payments due related to the Royalty Award, for any dividends issued by the Company prior to January 1, 2018 in amount equal to 50% of the aggregate fair market value of such dividends (the "Dividends Provision"). Based on the estimated remaining future payments due under the Royalty Award, the Dividends Provision did not impact the amount of LC's pledged during 2017.
During the three months ended March 31, 2017, the Company revised its estimate for future Royalty Award payments based in part on updated forecasts provided to the Company from Carbon Solutions. This forecast included a material reduction in estimated future revenues generated at the Red River Plant. Based primarily on the updated forecast, the Company recorded a $2.9 million reduction to the Royalty Award accrual as of March 31, 2017.
In December 2017, the Company, Carbon Solutions and the parent company of Carbon Solutions agreed to terminate certain provisions of the Indemnity Settlement Agreement (the "Indemnity Termination Agreement"). Pursuant to an agreement executed concurrently with the Indemnity Termination Agreement, the Company, Norit and an affiliate of Norit (collectively referred to as “Norit”) agreed to a final payment in the amount of $3.3 million (the "Settlement Payment") to settle all outstanding royalty obligations owed under the terms of the Norit Settlement Agreement. This amount was paid by the Company on December 29, 2017.
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
Advanced Emission Solutions, Inc. Profit Sharing Retirement Plan
The Advanced Emissions Solutions, Inc. Profit Sharing Retirement Plan (the “401(k) Plan”) is subject to the jurisdiction of the Internal Revenue Service ("IRS") and the Department of Labor ("DOL"). In 2016, the DOL opened an investigation into the 401(k) Plan, and the Company is responding to all requests for documents and information from the DOL. The DOL has not issued any formal findings as of the date of this filing. Although the Company believes there has been no breach of fiduciary duty with respect to the 401(k) Plan, the Company believes that it is probable that the DOL will require a restorative payment related to lost earnings to the 401(k) Plan in order to close the investigation. The Company determined that this amount is reasonably estimable and, as such, the Company accrued $1.0 million as of December 31, 2017. The liability was recorded in the Other current liabilities line item on the Condensed Consolidated Balance Sheets. The expense recognized related to this accrual was included in the Other line item in the Condensed Consolidated Statements of Operations for the year ended December 31, 2017. The estimate is based on information currently available and involves elements of judgment and significant uncertainties. As additional information becomes available and the resolution of the uncertainties becomes more apparent, it is possible that actual payment may exceed the accrued amount.

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
Note 6 - Stockholders' Equity
Stock Repurchase Program
Under a stock repurchase program authorized by the Board, during March 2018, the Company purchased 149,217 shares of its common stock for cash of $1.6 million, inclusive of commissions and fees, in open market transactions. Under the stock repurchase program, the Company is authorized to purchase up to $20.0 million of its outstanding common stock. This stock repurchase program will remain in effect until July 31, 2018 unless otherwise modified by the Board. Additionally, subsequent to March 31, 2018, the Company has purchased approximately 392,000 shares of its common stock for cash of $4.3 million, inclusive of commissions and fees.
Quarterly Cash Dividend
During the three months ended March 31, 2018, the Company's Board declared a quarterly dividend of $0.25 per common share, or $5.1 million in total dividends, which was paid on March 8, 2018.
A portion of the dividends declared remain accrued subsequent to the payment dates and represent dividends accumulated on nonvested shares of common stock held by employees of the Company that contain forfeitable dividend rights that are not payable until the underlying shares of common stock vest. These amounts are included in both Other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2018.
Tax Asset Protection Plan
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
On May 5, 2017, the Board approved the declaration of a dividend of rights to purchase Series B Junior Participating Preferred Stock for each outstanding share of common stock as part of a Tax Asset Protection Plan designed to protect the Company’s ability to utilize its net operating losses and tax credits. The Tax Asset Protection Plan is intended to act as a deterrent to any person acquiring beneficial ownership of 4.99% or more of the Company’s outstanding common stock
On April 6, 2018, the Board approved the First Amendment to the Tax Asset Protection Plan (the "Amendment") that amends the Tax Asset Protection Plan dated May 5, 2017 (the "TAPP"). The Amendment amends the definition of "Final Expiration Date" under the TAPP to extend the duration of the TAPP and makes associated changes in connection therewith. The Company is seeking stockholder approval of the Amendment at the Company's 2018 annual meeting. Pursuant to the Amendment, the Final Expiration Date shall be the close of business on the earlier of (i) December 31, 2019 or (ii) the business day immediately following the Company’s 2018 annual meeting of stockholders (including any adjournment or postponement thereof) if stockholder approval has not been obtained prior to such date.
Note 7 - Stock-Based Compensation
The Company grants equity-based awards to employees and non-employee directors that may include RSA's, stock options, PSU's and stock appreciation rights ("SAR's"). Stock-based compensation expense related to employees is included within the Payroll and benefits line item in the Condensed Consolidated Statements of Operations. Stock-based compensation expense related to non-employee directors is included within the General and administrative line item in the Condensed Consolidated Statements of Operations.

Total stock-based compensation expense for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
RSA expense	$277	$438
Stock option expense	58	135
PSU expense	—	34
Total stock-based compensation expense	$335	$607
The amount of unrecognized compensation cost as of March 31, 2018, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of March 31, 2018
(in thousands)	Unrecognized Compensation Cost	Expected Weighted- Average Period of Recognition (in years)
RSA expense	$3,443	2.41
Stock option expense	—	—
PSU expense	—	—
Total unrecognized stock-based compensation expense	$3,443	2.41
Restricted Stock Awards
Restricted stock is typically granted with vesting terms of three years. The fair value of RSA's is determined based on the closing price of the Company’s common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for RSA's is generally recognized on a straight-line basis over the entire vesting period. A summary of RSA activity under the Company's various stock compensation plans for the three months ended March 31, 2018 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2018	276,607	$9.03
Granted	181,272	$10.95
Vested	(72,007)	$9.24
Forfeited	—	$—
Non-vested at March 31, 2018	385,872	$9.89
Stock Options
Stock options generally vest over three years or upon satisfaction of performance-based conditions and have a contractual limit of five years from the date of grant to exercise. The fair value of stock options granted is determined on the date of grant using the Black-Scholes option pricing model and the related expense is recognized on a straight-line basis over the entire vesting period.

A summary of stock option activity for the three months ended March 31, 2018 is presented below:

	Number of Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Options outstanding, January 1, 2018	622,446	$11.64
Options granted	—	—
Options exercised	—	—
Options expired / forfeited	—	—
Options outstanding, March 31, 2018	622,446	$11.64	$772	1.99
Options exercisable, March 31, 2018	429,780	$11.47	$641	1.78
Performance Share Units
Compensation expense is recognized for PSU awards on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant using a Monte Carlo simulation model. There were no PSU's granted during the three months ended March 31, 2018.
A summary of PSU activity for the three months ended March 31, 2018 is presented below:

	Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2018	19,406	$19.95
Granted	—	—
Vested / Settled (1)	(19,406)	$19.95
Forfeited / Canceled	—	—
Non-vested at March 31, 2018	—
(1) The number of units shown in the table above were based on target performance. The final number of shares of common stock issued was based on the achievement of market conditions established within the awards.

The following table shows the PSU's that were settled by issuing shares of the Company's common stock relative to a broad stock index and a peer group performance index.

	Year of Grant	Net Number of Issued Shares upon Vesting	Shares Withheld to Settle Tax Withholding Obligations	TSR Multiple Range		Russell 3000 Multiple
				Low	High	Low	High
Three Months Ended March 31, 2018
	2015	12,311	4,061	112.50	112.50	—	—
Three Months Ended March 31, 2017
	2014	6,476	3,573	0.75	1.00	—	—
	2015	3,869	2,310	0.60	0.60	—	—

Note 8 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of Prepaid expenses and other assets and Other long-term assets as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	March 31, 2018	December 31, 2017
Prepaid expenses and other assets:
Prepaid expenses	$477	$1,678
Inventory	122	74
Taxes receivable	859	—
Other	192	83
	$1,650	$1,835
Other long-term assets:
Deposits	$222	$223
Intangibles, net	826	805
Highview Investment	552	552
Other	406	728
	$2,006	$2,308
Included within Other long-term assets is the Company's cost method investment ("Highview Investment") in Highview Enterprises Limited ("Highview"), a London, England based developmental stage company specializing in power storage. In 2014, the Company acquired an 8% ownership interest in the common stock of Highview for $2.8 million in cash. As of January 1, 2018, the Company accounts for the Highview Investment in accordance with Accounting Standards Codification 321 - Investments—Equity Securities. The Highview Investment is evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. During the year ended December 31, 2017, the Company recorded an impairment charge of $0.5 million which is included in the Other line item in the Condensed Consolidated Statement of Operations based on an estimated fair value of £1.00 per share compared to the carrying value prior to the impairment charge of £2.00 per share. The estimated fair value as of December 31, 2017 was based on an equity raise that commenced during the third quarter of 2017 at a price of £1.00 per share.
The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	March 31, 2018	December 31, 2017
Other current liabilities:
Taxes payable	$1,060	$207
Estimated restorative payment to the 401(k) Plan (1)	1,000	1,000
Accrued interest	192	—
Dividends payable	70	45
Warranty liabilities	228	316
Other	662	1,096
	$3,212	$2,664
Other long-term liabilities:
Deferred rent	172	192
Dividends payable	93	93
Deferred revenue, related party	—	2,000
	$265	$2,285
(1) See Note 5 for further discussion on the 401(k) Plan.

The tables below detail additional components of Other current liabilities as presented above:
The changes in the carrying amount of the Company’s warranty obligations from December 31, 2017 through March 31, 2018 were as follows:

As of
(in thousands)	March 31, 2018
Balance, beginning of period	$316
Warranties accrued, net	9
Consumption of warranty obligations accrued	(154)
Change in estimate related to previous warranties accrued	57
Balance, end of period	$228

Supplemental Condensed Consolidated Statements of Operations Information
The following table details the components of Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2018	2017
453A interest	$336	$466
Other	—	227
	$336	$693
The following table details the components of the Other line item of the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2018	2017
Revision in estimated royalty indemnity liability	$—	$2,900
Other	26	9
	$26	$2,909
Note 9 - Income Taxes
For the three months ended March 31, 2018, the Company recorded income tax expense of $2.6 million compared to income tax expense of $5.4 million for the three months ended March 31, 2017. The income tax expense recorded for the three months ended March 31, 2018 was comprised of estimated federal income tax expense of $2.1 million and estimated state income tax expense of $0.5 million. The income tax expense recorded for the three months ended March 31, 2017 was comprised of estimated federal income tax expense of $5.2 million and estimated state income tax expense of $0.2 million.
For the three months ended March 31, 2018 and 2017, the Company's income tax expense and effective tax rates based on forecasted pretax income were:

	Three Months Ended March 31,
(in thousands, except for rate)	2018	2017
Income tax expense	$2,569	$5,386
Effective tax rate	25%	38%
The effective tax rates for the three months ended March 31, 2018 and 2017 were different from the federal statutory rate in effect during the respective periods primarily due to state income tax expense, net of federal benefit.

On December 22, 2017 (the "Enactment Date"), the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code and the key provision applicable to the Company for the three months ended March 31, 2018 was the reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent.

Concurrent with the enactment of the Tax Act, in December 2017, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Enactment Date for companies to complete the accounting under Accounting Standards Codification 740 - Income Taxes ("ASC 740"). In March 2018, the FASB codified SAB 118 into ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that an entity's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company's accounting for the income tax effects of the Tax Act affecting its consolidated financial statements was generally complete as of December 31, 2017 and there were no effects from the Tax Act on the condensed consolidated financial statements as of and for the three months ended March 31, 2018. The Company does not anticipate any other accounting impacts of the Tax Act during the period within one year from the Enactment Date; however, it will continue to assess any potential impact from the Tax Act through this period.
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
Note 10 - Business Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company's chief operating decision maker ("CODM"), or a decision-making group, in deciding how to allocate resources and in assessing financial performance. As of March 31, 2018, the Company's CODM was the Company's CEO. The Company's operating and reportable segments are organized by products and services provided.
As of March 31, 2018, the Company has two reportable segments: (1) Refined Coal ("RC"); and (2) Emissions Control ("EC").
The business segment measurements provided to and evaluated by the CODM are computed in accordance with the principles listed below:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2017 Form 10-K, except as described below.

•	RC segment revenues includes the Company's equity method earnings and losses from the Company's equity method investments and royalties earned from Tinuum Group.

•
Segment operating income (loss) includes segment revenues and allocation of certain "Corporate general and administrative expenses," which include Payroll and benefits, Rent and occupancy, Legal and professional fees, General and administrative and Depreciation and amortization.

•	RC segment operating income includes interest expense directly attributable to the RC segment.

As of March 31, 2018 and December 31, 2017, substantially all of the Company's material assets are located in the U.S. and all significant customers are U.S. companies. The following table presents the Company's operating segment results for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenues:
Refined Coal:
Earnings in equity method investments	$12,253	$13,814
Royalties, related party	3,230	1,755
	15,483	15,569
Emissions Control:
Equipment sales	48	5,108
Chemicals	621	2,281
	669	7,389
Total segment reporting revenues	16,152	22,958
Adjustments to reconcile to reported revenues:
Refined Coal:
Earnings in equity method investments	(12,253)	(13,814)
Total reported revenues	$3,899	$9,144

Segment operating income (loss):
Refined Coal (1)	$14,702	$15,025
Emissions Control	(938)	273
Total segment operating income	$13,764	$15,298
(1) Included within the RC segment operating income for the three months ended March 31, 2018 and 2017 is 453A interest expense of $0.3 million and $0.5 million, respectively.
A reconciliation of reportable segment operating income to the Company's consolidated net income is as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017

Segment operating income	$13,764	$15,298
Adjustments to reconcile to net income attributable to the Company
Corporate payroll and benefits	(1,147)	(1,810)
Corporate rent and occupancy	(145)	(26)
Corporate legal and professional fees	(1,448)	(998)
Corporate general and administrative	(796)	(859)
Corporate depreciation and amortization	(52)	(207)
Corporate interest (expense) income, net	—	(224)
Other income (expense), net	55	2,900
Income tax expense	(2,569)	(5,386)
Net income	$7,662	$8,688
Corporate general and administrative expenses include certain costs that benefit the business as a whole but are not directly related to one of the Company's segments. Such costs include, but are not limited to, accounting and human resources staff, information systems costs, legal fees, facility costs, audit fees and corporate governance expenses.

A reconciliation of reportable segment assets to the Company's consolidated assets is as follows:

	As of
(in thousands)	March 31, 2018	December 31, 2017
Assets:
Refined Coal(1)	$6,893	$8,092
Emissions Control	3,677	3,755
Total segment assets	10,570	11,847
All Other and Corporate(2)	72,272	70,771
Consolidated	$82,842	$82,618
(1) Includes $3.2 million of investments in equity method investees.
(2) Included within All Other and Corporate are the Company's deferred tax assets.
Note 11 - Fair Value Measurements
Fair value of financial instruments
The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short maturity of these instruments. Accordingly, these instruments are not presented in the table below. The following table provides the estimated fair values of the remaining financial instruments:

	As of March 31, 2018		As of December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Instruments:
Highview Investment (1)	$552	$552	$552	$552
Highview technology license payable	$210	$210	$210	$210
(1) Fair value is based on the investee's equity raise at £1.00 per share that commenced during the three months ended September 30, 2017. The fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market.
Concentration of credit risk
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company holds cash and cash equivalents at one financial institution as of March 31, 2018. If that institution was unable to perform its obligations, the Company would be at risk regarding the amount of cash and investments in excess of the Federal Deposit Insurance Corporation limits (currently $250 thousand) that would be returned to the Company.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2018 and December 31, 2017, the Company had no financial instruments carried and measured at fair value on a recurring basis.
Note 12 - Subsequent Events
Unless disclosed elsewhere within the notes to the Condensed Consolidated Financial Statements, the following are the significant matters that occurred subsequent to March 31, 2018.
Dividends
On May 9, 2018, the Company's Board of Directors declared a quarterly dividend of $0.25 per share of common stock, which is payable on June 8, 2018 to stockholders of record at the close of business on May 22, 2018.
Other
On May 3, 2018, the Company initiated leadership changes and a workforce reduction plan affecting approximately 43% of the Company’s employees (collectively, the "May Reduction"). As part of the May Reduction, the Company eliminated the positions of two named executive officers of the Company, Mr. Ron Hanson, the current Senior Vice President, Operations, and Ms. Sharon Sjostrom, the current Chief Product Officer.

In connection with these actions, the Company currently expects to record aggregate charges with respect to severance payments, benefits continuation and vesting of certain equity awards that are estimated to be approximately $1.9 million - $2.1 million and are expected to be recorded during the second and third quarter of 2018. Cash expenditures related to this workforce reduction are expected to be approximately $1.1 million - $1.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited Condensed Consolidated Financial Statements and notes of Advanced Emissions Solutions, Inc. ("ADES" or the "Company") included elsewhere in Item 1 of Part I of this Quarterly Report and with the audited consolidated financial statements and the related notes of ADES included in our 2017 Form 10-K.
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
Our major activities include:

•
Development and sale of specialty chemicals and equipment designed to reduce emissions of mercury, acid gases, metals and other pollutants, and the providing of technology services in support of our customers' emissions compliance strategies; and

•
Through Tinuum Group, LLC ("Tinuum Group"), an unconsolidated entity, reduction of mercury and nitrogen oxide ("NOX") emissions at select coal-fired power generators through the production and sale of Refined Coal ("RC") that qualifies for tax credits under the Internal Revenue Code ("IRC") Section 45 - Production Tax Credit ("Section 45 tax credits"). We benefit from Tinuum Group's production and sale of RC, which generates tax credits, as well as the revenue from selling or leasing RC facilities to tax equity investors.

Adoption of New Revenue Standard
On January 1, 2018, we adopted ASC 606 - Revenue from Contracts with Customers ("ASC 606") under the modified retrospective method. Under this method, we recorded an adjustment to the Accumulated deficit as of January 1, 2018 for the cumulative effect of the adoption of ASC 606 as of that date. The adoption of ASC 606 resulted in an adjustment as of January 1, 2018 that reduced our Accumulated deficit by $3.0 million from the recognition of revenues, costs of revenues and related income taxes. In addition, under ASC 606, license royalties earned from Tinuum Group are now presented under Revenues in the Condensed Consolidated Statements of Operations and the 2017 operating results have been recast to reflect this presentation change. See further discussion in Note 2 of the Condensed Consolidated Financial Statements.
Results of Operations
For the three months ended March 31, 2018, we recognized net income of $7.7 million compared to net income of $8.7 million for the three months ended March 31, 2017.

Generally, the operating results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 are attributable to a combination of factors, including:

•
Continued performance in our RC business segment, principally related to distributions, equity earnings and royalties from our Tinuum Group and Tinuum Services, LLC ("Tinuum Services") equity investments;

•	Change in revenue from our chemical offerings;

•	Reduction in revenues and margin contribution for equipment systems in 2018 compared to 2017 due to the completion of the most significant portion of equipment systems occurring during prior periods;

•	Reductions in various categories of expenses driven by a reduction in research and development expense and lower depreciation and amortization; and

•	A reduction in income tax expense due to a reduction in the federal tax rate as well as a reduction in pre-tax earnings quarter over quarter.
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

Comparison of the Three Months Ended March 31, 2018 and 2017
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2018	2017	($)	(%)
Revenues:
Chemicals	$621	$2,281	$(1,660)	(73)%
License royalties, related party	3,230	1,755	1,475	84%
Equipment sales	48	5,108	(5,060)	(99)%
Total revenues	$3,899	$9,144	$(5,245)	(57)%
Operating expenses:
Chemicals cost of revenue, exclusive of depreciation and amortization	$711	$1,758	$(1,047)	(60)%
Equipment sales cost of revenue, exclusive of depreciation and amortization	$(148)	$4,143	$(4,291)	(104)%

Chemicals and Chemicals cost of revenue
During the three months ended March 31, 2018 and 2017, revenues decreased quarter over quarter primarily due to an overall decrease in pounds of our chemicals sold. Gross margins on sales of chemicals for the three months ended March 31, 2018 were lower than the comparable quarter in 2017 due to price compression and ongoing field testing with multiple customers that did not occur in the comparable quarter in 2017. Current quarter revenues were also negatively impacted by a major customer who purchased chemicals during the three months ended March 31, 2017 that has not purchased chemicals in the comparable 2018 quarter and is not expected to continue purchasing chemicals in the future. Our chemical technologies and knowledge are important to the future of refined coal; as such we will be strategic in our pursuit of the deployment of chemical revenues to cover a portion of our expenses and maintain the assets for other strategic alternatives.

License royalties, related party
During the three months ended March 31, 2018 and 2017, there were 7.7 million tons and 3.4 million tons, respectively, of RC produced using M-45TM and M-45-PCTM technologies ("M-45 Technology"), which Tinuum Group licenses from us ("M-45 License"). The increase in license royalties was primarily due to obtaining additional third-party investors for four new RC facilities during the 2017, all of which use our M-45 License. The addition to these new invested RC facilities resulted in an increase in rent payments to Tinuum Group and the related tons subject to the M-45 License.

Equipment sales and Equipment sales cost of revenue, exclusive of items shown separately below
During the three months ended March 31, 2018 and 2017, we did not enter into any long-term (six months or longer) fixed price contracts to supply Activated Carbon Injection ("ACI") systems. During the three months ended March 31, 2017, we completed three ACI systems, recognizing revenues of $2.9 million and cost of revenue of $1.9 million. During the three months ended March 31, 2017, change orders on ACI systems negatively impacted contract revenue by $0.1 million. All contracted ACI systems were completed during 2017.
During the three months ended March 31, 2018 and 2017, we did not enter into any long-term (six months or longer) fixed price contracts to supply Dry Sorbent Injection ("DSI") systems. As of January 1, 2018, all revenues and costs of revenues were recognized on the three DSI system uncompleted contracts as of December 31, 2017 upon the adoption of ASC 606. During the three months ended March 31, 2017, we completed one DSI system, recognizing revenue of $2.1 million and cost of revenue of $2.2 million.
Demand for ACI and DSI system contracts historically was driven by coal-fired power plant utilities that need to comply with Federal Mercury and Air Toxics Standards ("MATS") and Maximum Achievable Control Technology Standards ("MACT"). As the deadline for these standards has passed, we do not expect to enter into any future long-term fixed price contracts for ACI and DSI systems.
During the three months ended March 31, 2018, we settled a previously recorded commitment for additional work related to a contract with a customer. The result of such settlement was a reduction to Equipment sales cost of revenue, exclusive of depreciation and amortization of $0.3 million and additional General and administrative expense of $0.2 million, for a net impact to the Condensed Consolidated Statements of Operations of $0.1 million.

Additional information related to revenue concentrations and contributions by class and reportable segment can be found within the segment discussion below and in Note 10 to the Condensed Consolidated Financial Statements.
Other Operating Expenses
A summary of the components of our operating expenses, exclusive of cost of revenue items (presented above), for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2018	2017	($)	(%)
Operating expenses:
Payroll and benefits	$2,214	$2,182	$32	1%
Rent and occupancy	268	45	223	496%
Legal and professional fees	1,548	1,035	513	50%
General and administrative	882	1,263	(381)	(30)%
Research and development, net	20	192	(172)	(90)%
Depreciation and amortization	116	482	(366)	(76)%
	$5,048	$5,199	$(151)	(3)%

Payroll and benefits
Payroll and benefits expenses increased during the three months ended March 31, 2018 compared to the same quarter in 2017 primarily due to an increase in headcount of approximately 21%. This cost increase was offset by a reduction in stock-based compensation of approximately 47% as a result of fewer equity awards issued to employees.
Rent and occupancy
Rent and occupancy expense increased during the three months ended March 31, 2018 compared to the same quarter in 2017 primarily as a result of the relocation of our corporate headquarters in the first quarter of 2017 and the acceleration of deferred rent and tenant improvement allowances recorded in 2017 associated with the termination of the lease agreement of our former corporate headquarters.
Legal and professional fees
Legal and professional fees expenses increased during the three months ended March 31, 2018 compared to the same quarter in 2017 as a result of approximately $0.7 million incurred related to due diligence for potential mergers and acquisitions as well as $0.2 million in consulting fees related to ongoing clarification of tax reform. Offsetting these costs was a reduction in costs related to outsourced shared service costs, including accounting consultants, legal fees and audit fees.
General and administrative
General and administrative expenses decreased during the three months ended March 31, 2018 compared to the same quarter in 2017 due to a $0.4 million reserve during the three months ended March 31, 2017 on an asset related to a letter of credit draw made by a former customer for which we are contesting and pursing legal actions.
Research and development, net
Research and development expenses, net decreased during the three months ended March 31, 2018 compared to the same quarter in 2017 primarily due to a decrease in research and development activities.
Depreciation and amortization
Depreciation and amortization expense decreased during the three months ended March 31, 2018 compared to the same quarter in 2017 due to a reduction in certain assets, including software, which was subject to acceleration of depreciation and disposed of in connection with implementing a new enterprise resource planning system.

Other Income (Expense), net
A summary of the components of our other income (expense), net for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2018	2017	($)	(%)
Other income (expense):
Earnings from equity method investments	$12,253	$13,814	$(1,561)	(11)%
Interest expense	(336)	(693)	357	(52)%
Other	26	2,909	(2,883)	(99)%
Total other income	$11,943	$16,030	$(4,087)	(25)%

Earnings from equity method investments
The following table details the components of our respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2018	2017
Earnings from Tinuum Group	$11,050	$13,175
Earnings from Tinuum Services	1,204	639
Earnings from other	(1)	—
Earnings from equity method investments	$12,253	$13,814
Earnings from equity method investments, and changes related thereto, are impacted by our most significant equity method investees: Tinuum Group and Tinuum Services. Earnings from equity method investments decreased during the three months ended March 31, 2018 compared to the same quarter in 2017 primarily due to completing a lease of an RC facility to a third-party investor during the three months ended March 31, 2017, which included a prepayment amount to Tinuum Group, which was subsequently distributed to Tinuum Group's equity members.
During the three months ended March 31, 2018, we recognized $11.1 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $12.5 million for the quarter. During the three months ended March 31, 2017, we recognized $13.2 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $10.5 million for the quarter. The difference between our pro-rata share of Tinuum Group's net income and our earnings from our Tinuum Group equity method investment as reported on the Condensed Consolidated Statements of Operations is the result of cumulative distributions received from Tinuum Group being in excess of the carrying value of the investment, and therefore we recognize such excess distributions as equity method earnings in the period the distributions occur, as discussed in more detail below.

The carrying value of our investment in Tinuum Group was zero as of March 31, 2018, as cumulative cash distributions received from Tinuum Group exceeded our pro-rata share of cumulative earnings in Tinuum Group. The carrying value of our investment in Tinuum Group will remain zero as long as the cumulative amount of distributions received from Tinuum Group continues to exceed our cumulative pro-rata share of Tinuum Group's net income. For quarterly periods during which the ending balance of our investment in Tinuum Group is zero, we only recognize equity earnings from Tinuum Group to the extent that cash distributions are received from Tinuum Group during the period. For quarterly periods during which the ending balance of our investment is greater than zero (e.g., when the cumulative earnings in Tinuum Group exceeds cumulative cash distributions received), we recognize our pro-rata share of Tinuum Group's net income for the period, less any amount necessary to recover the cumulative earnings short-fall balance as of the end of the immediately preceding quarter. See additional information related to our investment balance, equity earnings (losses) and cash distributions in Note 3 of the Condensed Consolidated Financial Statements.

As of March 31, 2018 and 2017, Tinuum Group had 17 and 14 invested RC facilities, respectively, that were generating revenues. There were no 100% retained RC facilities as of March 31, 2018 or December 31, 2017, except for temporary operations of a retained RC facility prior to its lease or sale or as discussed below related to GWN Manager, LLC ("GWN Manager").

Equity earnings from our interest in Tinuum Services increased by $0.6 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, and for those quarters, Tinuum Services provided operating and maintenance services to 16 and 14 operating RC facilities, respectively. Tinuum Services derives earnings both from fixed-fee arrangements as well as fees that are based on actual RC production, depending upon the specific RC facility operating and maintenance agreement.
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
Our investment in GWN Manager as of March 31, 2018, was $0.1 million and equity earnings for the three months ended March 31, 2018 was not material.

We earned the following Section 45 tax credits related to the production of RC that may be available for future benefit:

	Three Months Ended March 31,
(in thousands)	2018	2017
Section 45 tax credits earned	$1,730	$63
The increase in Section 45 tax credits earned during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was collectively due to our membership interest in GWN Manager and Tinuum Group's ownership in the single RC facility that is generating tax credits.
Interest expense
During the three months ended March 31, 2018, interest expense decreased $0.4 million compared to the three months ended March 31, 2017 primarily due to a reduction in the deferred balance related to the Internal Revenue Code section 453A ("453A"), which requires taxpayers to pay an interest charge on the portion of the tax liability that is deferred under the installment method for tax purposes. This decrease was partially offset by an increase in the interest rate from 4% to 5% for 2018.

Other
The Advanced Emissions Solutions, Inc. Profit Sharing Retirement Plan (the “401(k) Plan”) is subject to the jurisdiction of the Internal Revenue Service ("IRS") and the Department of Labor ("DOL"). The DOL opened an investigation in 2016 into the 401(k) Plan, and we are responding to all requests for documents and information from the DOL. The DOL has not issued any findings as of the date of this Quarterly Report. Although, we believe there has been no breach of fiduciary duty with respect to the 401(k) Plan, we believe it is probable that the DOL will require a restorative payment related to lost earnings to the 401(k) Plan in order to close the investigation and, as such, $1.0 million was accrued at March 31, 2018 and December 31, 2017. The liability is recorded in the Other current liabilities line item on the Condensed Consolidated Balance Sheets. The expense recognized related to this accrual is included in the Other line item in the Consolidated Statements of Operations for the year ended December 31, 2017.

Income tax expense
On December 22, 2017 (the "Enactment Date"), the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code and the key provision applicable to the Company for the three months ended March 31, 2018 was the reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent.

For the three months ended March 31, 2018, we recorded income tax expense of $2.6 million compared to income tax expense of $5.4 million for three months ended March 31, 2017. The income tax expense recorded for the three months ended March 31, 2018 was comprised of estimated federal income tax expense of $2.1 million and estimated state income tax expense of $0.5 million. The decrease in income tax expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the decrease in the federal statutory tax rate from 35 percent to 21 percent due to the Tax Act, which lowered the Company's overall effective income tax rate from 38% to 25%. In addition, the decrease in income tax expense quarter over quarter was attributable to a decrease in pretax income recognized in the three months ended March 31, 2018 as a percentage of full year forecasted pretax income compared to the three months ended March 31, 2017.

Business Segments
As of March 31, 2018, we have two reportable segments: (1) RC and (2) EC. The business segment measurements provided to and evaluated by our chief operating decision maker are computed in accordance with the principles listed below:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except as described below.

•	RC segment revenues includes our equity method earnings and losses from our equity method investments and royalty earnings from Tinuum Group.

•
Segment operating income (loss) includes segment revenues and allocation of certain "Corporate general and administrative expenses," which include Payroll and benefits, Rent and occupancy, Legal and professional fees, General and administrative, and Depreciation and amortization.

•	All items not included in operating income are excluded from the RC and EC segments.
The principal products and services of our segments are:

1.
RC - Our RC segment derives its earnings from equity method investments as well as royalty payment streams and other revenues related to enhanced combustion of and reduced emissions of both NOX and mercury from the burning of coals. Our equity method investments related to the RC segment include Tinuum Group, Tinuum Services as well as other immaterial equity method investments. Segment revenues include our equity method earnings (losses) from our equity method investments and royalty earnings from Tinuum Group. These earnings are included within the Earnings from equity method investments and License royalties, related party line items in the Condensed Consolidated Statements of Operations. Key drivers to RC segment performance are operating and retained, produced and sold RC, royalty-bearing tonnage, and the number of operating (leased or sold) and retained RC facilities. These key drivers impact our earnings and cash distributions from equity method investments.

2.
EC - Our EC segment currently includes revenues and related expenses from chemical sales related to the reduction of emissions in the coal-fired electric generation process and the electric utility industry. For 2017, our sales of equipment systems were also a significant component of our EC segment. These amounts are included within the respective revenues and cost of revenue line items in the Condensed Consolidated Statements of Operations.

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

The following table presents our operating segment results for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenues:
Refined Coal:
Earnings in equity method investments	$12,253	$13,814
Royalties, related party	3,230	1,755
	15,483	15,569
Emissions Control:
Equipment sales	48	5,108
Chemicals	621	2,281
	669	7,389
Total segment reporting revenues	16,152	22,958
Adjustments to reconcile to reported revenues:
Refined Coal:
Earnings in equity method investments	(12,253)	(13,814)
Total reported revenues	$3,899	$9,144

Segment operating income (loss):
Refined Coal (1)	$14,702	$15,025
Emissions Control	(938)	273
Total segment operating income	$13,764	$15,298
(1) Included within the RC segment operating income for the three months ended March 31, 2018 and 2017 is 453A interest expense of $0.3 million and $0.5 million, respectively.

RC
The following table details the segment revenues of our respective equity method investments:

	Three Months Ended March 31,
(in thousands)	2018	2017
Earnings from Tinuum Group	$11,050	$13,175
Earnings from Tinuum Services	1,204	639
Losses from other	(1)	—
Earnings from equity method investments	$12,253	$13,814

For the three months ended March 31, 2018 and March 31, 2017
RC earnings decreased primarily due to a decrease in equity earnings in Tinuum Group during the three months ended March 31, 2018 compared to the same quarter in 2017, as presented above. For the three months ended March 31, 2018, earnings from equity method investments attributable to Tinuum Group decreased compared to the same quarter in 2017 primarily due to completing a lease of an RC facility to a third-party investor during the three months ended March 31, 2017, which included a prepayment amount to Tinuum Group, which was subsequently distributed to Tinuum Group's equity members. Distributions received from Tinuum Group for the three months ended March 31, 2018 and 2017 were recorded directly to earnings, as the cumulative amount of distributions received from our investment in Tinuum Group exceeded our cumulative pro-rata share of Tinuum Group's net income available to its members. See further discussion in Note 3 of the Condensed Consolidated Financial Statements.

Earnings from Tinuum Services for the three months ended March 31, 2018 were relatively consistent compared to the same period in 2017.
RC earnings were positively impacted during the three months ended March 31, 2018 by an increase in royalties related to Tinuum Group's use of our M-45 License. During the three months ended March 31, 2018 and 2017, there were 7.7 million tons and 3.4 million tons, respectively, of RC produced using the M-45 Technology. The increase in Royalty revenue was driven by the increase in rent payments to Tinuum Group and the related tons subject to the M-45 License.
Additional discussion of our equity method investments is included above within our consolidated results and in Note 3 of the Condensed Consolidated Financial Statements.
EC
Discussion of revenues derived from our EC segment and costs related thereto are included above within our consolidated results.
For the three months ended March 31, 2018 and March 31, 2017
EC segment operating income decreased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the decrease in revenue, as discussed above within the consolidated results.

Liquidity and Capital Resources
Overview of Factors Affecting Our Liquidity
During the three months ended March 31, 2018, our liquidity position was positively affected primarily due to distributions from Tinuum Group and Tinuum Services and borrowing availability under our bank ("Lender") line of credit ("Line of Credit").
Our principal sources of cash include:

•	cash on hand;

•	distributions from Tinuum Group and Tinuum Services;

•	royalty payments from Tinuum Group; and

•	our Line of Credit
Our principal uses of cash during the three months ended March 31, 2018 included:

•	repurchases of shares of common stock pursuant to stock repurchase programs;

•	payment of dividends;

•	our business operating expenses, including federal and state tax payments; and

•	delivering on our existing contracts and customer commitments

Our Board declared a quarterly cash dividend of $0.25 per share on the outstanding shares of our common stock on February 8, 2018, payable to stockholders of record as of the close of business on February 21, 2018. The payment of $5.1 million was subsequently made in March 2018. A portion of this dividend as well as a portion of prior declared dividends remains accrued and represents dividends accumulated on nonvested shares of our common stock held by our employees and directors that contain dividend rights that are forfeitable and not payable until the underlying shares vest.

During the third quarter of 2017, we amended our Line of Credit ("Eleventh Amendment") with the Lender. The Eleventh Amendment decreased the Line of Credit to $10.0 million due to decreased collateral requirements for our outstanding letters of credit ("LC's"), extended the maturity date of the Line of Credit to September 30, 2018, and permitted the LOC to be used as collateral (in place of restricted cash) for LC's up to $8.0 million related to equipment projects, the Royalty Award and certain other agreements. Additionally, under the Eleventh Amendment there is no minimum balance requirement based on the Company meeting certain conditions and maintaining minimum trailing twelve-month EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the Eleventh Amendment) of $24.0 million.

As of March 31, 2018, there were no outstanding borrowings under the Line of Credit and the outstanding LC as of December 31, 2017 was terminated by the Company and the other parties in January 2018.

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

Sources and Uses of Cash
Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017
Cash and cash equivalents increased from $30.7 million as of December 31, 2017 to $34.8 million as of March 31, 2018. The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$139	$(2,820)	$2,959
Investing activities	10,976	13,033	(2,057)
Financing activities	(7,051)	(179)	(6,872)
Net change in cash and cash equivalents and restricted cash	$4,064	$10,034	$(5,970)
Additionally, the following table summarizes the cash flows of Tinuum Group, whose cash distributions most significantly impact our consolidated cash flow results, for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
(in thousands)	2018	2017
Tinuum Group cash, beginning of year	$13,309	$10,897
Cash provided by (used in):
Operating activities	10,323	16,753
Investing activities (1)	(1,719)	(1,796)
Financing activities	(13,375)	(15,140)
Net change in cash	(4,771)	(183)
Tinuum Group cash, end of period	$8,538	$10,714
(1) During the first quarter of 2018 and 2017, Tinuum Group's use of cash related to RC facilities in the installation phase.
Cash flow from operating activities

Cash flows from operating activities for the three months ended March 31, 2018 were $0.1 million and increased by $3.0 million compared to the three months ended March 31, 2017. Cash flows from operating activities were positively impacted primarily by the following: (1) net income of $7.7 million, which was primarily due to earnings from equity method investees of $12.3 million and license royalties earned from Tinuum Group of $3.2 million; (2) distributions from equity method investees, return on investment of $2.4 million; (3) a decrease in deferred tax assets of $1.6 million, primarily from the recognition of deferred income tax expense during the quarter; (4) stock-based compensation of $0.3 million; and (5) a net decrease in working capital of $0.2 million. Offsetting these increases to operating cash flows was primarily earnings from equity method investees of $12.3 million.

Cash flows used in operating activities for the three months ended March 31, 2017 were $2.8 million and were positively impacted primarily by the following: (1) net income of $8.7 million, which was primarily due to earnings from equity method investees of $13.8 million and license royalties earned from Tinuum Group of $1.8 million; (2) distributions from equity method investees, return on investment of $1.5 million; (3) a decrease in deferred tax assets of $5.4 million, primarily from the recognition of deferred income tax expense during the quarter; and (4) a net decrease in working capital of $3.7 million, primarily from insurance recoveries received on various legal matters. Offsetting these increases to operating cash flows were primarily earnings from equity method investees of $13.8 million and a decrease in the Legal settlements and accrual of $9.1 million, primarily from the settlement of various legal matters and payments made under the "Norit Settlement" (as defined in Note 5).

Cash flow from investing activities
Distributions from equity method investees
Distributions received from our equity method investees reported as return in excess of investment basis within investing cash flows decreased by $2.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This decrease was primarily due to completing a lease of an RC facility to a third-party investor during the three months ended March 31, 2017, which included a prepayment amount to Tinuum Group, which was subsequently distributed to Tinuum Group's equity members.
Cash flow from financing activities
Cash dividends paid
During the three months ended March 31, 2018, we made payments of $5.1 million related to dividends declared on our common stock.
Repurchase of common stock
As described in Note 6 of the Condensed Consolidated Financial Statements, during March 2018, and under a stock repurchase program authorized by the Board, the Company purchased 149,217 shares of its common stock for cash of $1.6 million, inclusive of commissions and fees, in open market transactions.
Equity award activity
During the three months ended March 31, 2018 and 2017, we used $0.3 million and $0.2 million, respectively, for the repurchase of shares to satisfy tax withholdings upon the vesting of equity based awards.
Borrowings and repayments on Line of Credit
During March 2017, a customer drew on an LC related to an equipment system in the amount of $0.8 million, which was funded by borrowing availability under the Line of Credit. We subsequently repaid this amount to the Lender as of March 31, 2017.
Contractual Obligations
During the three months ended March 31, 2018, there were no material changes to our contractual obligations outside of the ordinary course of business from those reported as of December 31, 2017.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2018, we did not engage in any off-balance sheet arrangements except those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2017 10-K, which included operating leases and future 453A interest obligations.
Critical Accounting Policies and Estimates
Except for the adoption of ASC 606 related to revenue recognition, our significant accounting policies and estimates have not changed from those reported in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2017 10-K.
Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report for new accounting guidance issued during the three months ended March 31, 2018 and subsequent thereto through the date of this Quarterly Report.
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

(j)
Tinuum Group’s ability to profitably sell and/or lease additional RC facilities and/or RC facilities that may be returned to Tinuum Group, or to recognize the tax benefits from production and sale of RC on retained RC facilities;

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
We are most significantly exposed to interest rate risk related to our obligations to pay 453A interest to the IRS. Additionally, we are currently exposed to interest rate risk related to cash equivalents that are subject to variable interest rates. There have been no material changes from those reported in our 2017 Form 10-K.
Foreign Currency Risk
There have been no material changes from those reported in our 2017 Form 10-K.
Commodity Price Risk
There have been no material changes from those reported in our 2017 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than certain changes and improvements to our processes and procedures resulting from our implementation of a new enterprise resource planning system.

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
Item 1A. Risk Factors

There are no material updates to our risk factors as disclosed in our 2017 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced programs (1)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)
January 1 to 31, 2018	—	$—	—	$—
February 1 to 28, 2018	—	—	—	—
March 1 to 31, 2018	149,217	10.99	492,092	14,984
Total	149,217	$10.99	492,092	$14,984

(1) During December 2017, our Board of Directors approved the repurchase of up to $10.0 million of our common stock under a stock repurchase program. In March 2018, the Board of Directors further approved the repurchase of an additional $10.0 million of common stock. This stock repurchase program will remain in effect until December 31, 2019 unless otherwise modified by the Board. A portion of these repurchases were made pursuant to a formal trading plan pursuant to Rule 10b5-1 under the Exchange Act implemented by the Company in March 2018.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
4.1	First Amendment to Tax Asset Protection Plan	8-K	001-37822	4.2	April 6, 2018
31.1	Certification of Principal Executive Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Principal Financial Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32.1
Certification of Principal Executive Officer and Principal Financial Officer of Advanced Emissions Solutions, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

Advanced Emissions Solutions, Inc.
(Registrant)

May 9, 2018	By:	/s/ L. Heath Sampson
L. Heath Sampson
Chief Executive Officer
(Principal Executive Officer)

May 9, 2018	By:	/s/ Greg P. Marken
Greg P. Marken
Chief Financial Officer
(Principal Financial and Accounting Officer)