Form 10-Q
period 2018-09-30
Advanced Emissions Solutions, Inc.
filed 2018-11-06
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2018
Common stock, par value $0.001 per share	19,915,631

Part I. – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$31,914	$30,693
Receivables, net	817	1,113
Receivables, related parties, net	4,104	3,247
Prepaid expenses and other assets	2,631	1,835
Total current assets	39,466	36,888
Property and equipment, net of accumulated depreciation of $1,126 and $1,486, respectively	229	410
Equity method investments	5,383	4,351
Deferred tax assets	36,008	38,661
Other long-term assets	2,070	2,308
Total Assets	$83,156	$82,618
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$660	$1,000
Accrued payroll and related liabilities	1,970	1,384
Billings in excess of costs on uncompleted contracts	—	1,830
Other current liabilities	627	2,664
Total current liabilities	3,257	6,878
Other long-term liabilities	295	2,285
Total Liabilities	3,552	9,163
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: par value of $.001 per share, 50,000,000 shares authorized, none outstanding	—	—
Common stock: par value of $.001 per share, 100,000,000 shares authorized, 22,646,524 and 22,465,821 shares issued, and 19,921,128 and 20,752,055 shares outstanding at September 30, 2018 and December 31, 2017, respectively	23	22
Treasury stock, at cost: 2,725,396 and 1,713,766 shares as of September 30, 2018 and December 31, 2017, respectively	(27,566)	(16,397)
Additional paid-in capital	96,251	105,308
Retained earnings (deficit)	10,896	(15,478)
Total stockholders’ equity	79,604	73,455
Total Liabilities and Stockholders’ Equity	$83,156	$82,618

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenues:
Chemicals	$1,043	$717	$2,390	$3,844
License royalties, related party	4,104	2,804	10,857	6,425
Equipment sales	—	1,577	72	31,304
Total revenues	5,147	5,098	13,319	41,573
Operating expenses:
Chemicals cost of revenue, exclusive of depreciation and amortization	954	574	2,567	2,977
Equipment sales cost of revenue, exclusive of depreciation and amortization	—	1,467	(346)	28,260
Payroll and benefits	2,555	1,679	7,528	5,894
Rent and occupancy	250	255	766	555
Legal and professional fees	698	1,062	3,459	3,316
General and administrative	584	1,114	2,332	2,964
Depreciation and amortization	74	87	262	687
Total operating expenses	5,115	6,238	16,568	44,653
Operating income (loss)	32	(1,140)	(3,249)	(3,080)
Other income (expense):
Earnings from equity method investments	9,715	12,120	37,857	36,089
Interest expense	(399)	(678)	(1,147)	(1,999)
Other	86	(924)	146	2,492
Total other income	9,402	10,518	36,856	36,582
Income before income tax expense	9,434	9,378	33,607	33,502
Income tax expense	3,931	3,586	5,151	12,614
Net income	$5,503	$5,792	$28,456	$20,888
Earnings per common share (Note 1):
Basic	$0.28	$0.28	$1.41	$0.96
Diluted	$0.28	$0.28	$1.40	$0.96
Weighted-average number of common shares outstanding:
Basic	19,726	20,808	20,090	21,569
Diluted	19,876	20,854	20,228	21,598
Cash dividends declared per common share outstanding:	$0.25	$0.25	$0.75	$0.50

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$28,456	$20,888
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax expense from change in valuation allowance	2,731	—
Depreciation and amortization	262	687
Debt prepayment penalty and amortization of debt issuance costs	—	109
Impairment of cost method investment	—	464
Provision for bad debt expense	153	—
Stock-based compensation expense	1,929	1,648
Earnings from equity method investments	(37,857)	(36,089)
Other non-cash items, net	37	436
Changes in operating assets and liabilities:
Receivables	482	7,027
Related party receivables	(857)	(869)
Prepaid expenses and other assets	(797)	(513)
Costs incurred on uncompleted contracts	15,945	27,081
Deferred tax assets, net	(966)	11,086
Other long-term assets	—	(766)
Accounts payable	(340)	(603)
Accrued payroll and related liabilities	587	(825)
Other current liabilities	(1,974)	(917)
Billings on uncompleted contracts	(15,945)	(30,140)
Other long-term liabilities	(157)	147
Legal settlements and accruals	—	(11,606)
Distributions from equity method investees, return on investment	4,000	3,675
Net cash used in operating activities	(4,311)	(9,080)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from investing activities
Distributions from equity method investees in excess of cumulative earnings	33,575	33,363
Acquisition of property, equipment and intangibles, net	(191)	(343)
Purchases of and contributions to equity method investees	(750)	(61)
Net cash provided by investing activities	32,634	32,959
Cash flows from financing activities
Dividends paid	(15,226)	(10,458)
Repurchase of common shares	(11,169)	(13,024)
Repurchase of common shares to satisfy tax withholdings	(707)	(518)
Borrowings on Line of Credit	—	808
Repayments on Line of Credit	—	(808)
Net cash used in financing activities	(27,102)	(24,000)
Increase (decrease) in Cash and Cash Equivalents and Restricted Cash	1,221	(121)
Cash and Cash Equivalents and Restricted Cash, beginning of period	30,693	26,944
Cash and Cash Equivalents and Restricted Cash, end of period	$31,914	$26,823
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,020	$2,391
Cash paid for income taxes	$4,756	$1,160
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, not paid	$85	$93

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
The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net income	$5,503	$5,792	$28,456	$20,888
Less: Dividends and undistributed income allocated to participating securities	18	32	94	141
Income attributable to common stockholders	$5,485	$5,760	$28,362	$20,747

Basic weighted-average common shares outstanding	19,726	20,808	20,090	21,569
Add: dilutive effect of equity instruments	150	46	138	29
Diluted weighted-average shares outstanding	19,876	20,854	20,228	21,598
Earnings per share - basic	$0.28	$0.28	$1.41	$0.96
Earnings per share - diluted	$0.28	$0.28	$1.40	$0.96
For the three and nine months ended September 30, 2018 and 2017, RSA's and Stock Options convertible to 0.3 million and 0.2 million shares, respectively, and 0.3 million and 0.2 million shares, respectively, of common stock for each of the periods presented were outstanding but were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2018, Stock Options to purchase 0.1 million shares were outstanding, which vest based on the Company achieving specified performance targets, but were not included in the computation of diluted net income per share for a portion of the period because they were determined not to be contingently issuable. For the three and nine months ended September 30, 2017, Stock Options to purchase 0.4 million and 0.4 million shares, respectively, of common stock, which vest based on the Company achieving specified performance targets, were outstanding, but were not included in the computation of diluted net income per share because they were determined not to be contingently issuable.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to makes estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There have been no changes in the Company’s critical accounting estimates from those that were disclosed in the 2017 Form 10-K, except for the adoption of ASC 606 - Revenue from Contracts with Customers ("ASC 606"), effective January 1, 2018, which affected revenue recognition and warranty estimates accruals related to the Company's extended equipment contracts, and an estimated liability related to a royalty settlement agreement, both of which are no longer considered significant estimates. Actual results could differ from these estimates.
Risks and Uncertainties
The Company’s earnings are significantly affected by equity earnings it receives from Tinuum Group. As of September 30, 2018, Tinuum Group has 18 invested RC facilities of which 11 are leased to a single customer. A majority of these leases are periodically renewed and the loss of this customer by Tinuum Group would have a significant adverse impact on its financial position, results of operations and cash flows, which in turn would have material adverse impact on the Company’s financial position, results of operations and cash flows.

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
As of the date of this filing, the Company has materially completed its assessment of ASU 2016-02 and related amendments for the impact to the financial statements as of the adoption date, completed a detailed review of existing lease agreements, continued its review of controls and procedures that may need to be revised or added from the adoption of ASU 2016-02 and completed the documentation of the standard's financial statement impact at adoption and financial statement disclosure changes. Based on the Company's current assessment of ASU 2016-02, it has determined that at adoption it will record approximately $0.2 million of "right of use" assets and incremental lease liabilities, respectively, with no impact to the opening balance of retained earnings.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments in ASU 2018-13 improve the effectiveness of fair value measurement disclosures and modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement ("Topic 820"), based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the provisions of this Update and assessing its impact on the Company's financial statement disclosures. The Company does not believe this standard will have a material impact on the Company's financial statement disclosures.

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

The following tables show the impact of the adoption of ASC 606 on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three and nine months ended September 30, 2018, respectively:

	Balance as Reported	Impact of	Balance as Adjusted
(in thousands)	September 30, 2018	Adoption	September 30, 2018
Balance Sheet
Receivables, net	$817	$—	$817
Deferred tax assets	$36,008	$425	$36,433
Other long-term assets	$2,070	$322	$2,392
Billings in excess of costs on uncompleted contracts	$—	$—	$—
Other current liabilities	$627	$—	$627
Other long-term liabilities	$295	$2,000	$2,295
Retained earnings (deficit)	$10,896	$(1,253)	$9,643

	For the three months ended
	As Reported	Impact of	As Adjusted
(in thousands)	September 30, 2018	Adoption	September 30, 2018
Statement of Operations
Revenues:
Equipment sales	$—	$10,042	$10,042
License royalties, related party	$4,104	$(4,104)	$—
Total revenues	$5,147	$5,938	$11,085
Operating expenses:
Equipment sales cost of revenue	$—	$7,874	$7,874
Total operating expenses	$5,115	$7,874	$12,989
Operating loss	$32	$(1,936)	$(1,904)
Other income (expense)
Royalties, related party	$—	$4,104	$4,104
Total other income (expense)	$9,402	$4,104	$13,506
Income before income tax expense	$9,434	$2,168	$11,602
Income tax expense	$3,931	$464	$4,395
Net income	$5,503	$1,704	$7,207

	For the nine months ended
	As Reported	Impact of	As Adjusted
(in thousands)	September 30, 2018	Adoption	September 30, 2018
Statement of Operations
Revenues:
Equipment sales	$72	$17,574	$17,646
License royalties, related party	$10,857	$(10,857)	$—
Total revenues	$13,319	$6,717	$20,036
Operating expenses:
Equipment sales cost of revenue	$(346)	$15,399	$15,053
Total operating expenses	$16,568	$15,399	$31,967
Operating loss	$(3,249)	$(8,682)	$(11,931)
Other income (expense)
Royalties, related party	$—	$10,857	$10,857
Total other income (expense)	$36,856	$10,857	$47,713
Income before income tax expense	$33,607	$2,175	$35,782
Income tax expense	$5,151	$464	$5,615
Net income	$28,456	$1,711	$30,167
As of and for the three and nine months ended September 30, 2018, the significant difference between the financial statement balances reported compared to the financial statement balances without the adoption of ASC 606 were as follows:

•
Equipment sales -As of adoption, the Company derecognized contract assets of $16.5 million and contract liabilities of $18.3 million and recorded a contract asset of $0.3 million related to the three DSI Systems contracts that met the revenue recognition requirements under ASC 606. After tax, the net adjustment for the three DSI Systems was $1.7 million. Under revenue recognition guidance in effect prior to the adoption of ASC 606, one DSI Systems contract would have met revenue recognition criteria as of June 30, 2018, and a second DSI System contract would have met revenue recognition criteria as of September 30, 2018. For the first DSI System contract, the Company would have recorded $7.5 million of Equipment sales and $7.5 million Equipment sales cost of revenue, respectively, for the three months ended June 30, 2018. For the second DSI System contract, the Company would have recognized Equipment sales of $10.0 million and Equipment sales cost of revenue of $7.9 million, respectively, for the three months ended September 30, 2018. For the nine months ended September 30, 2018, the Company would have recognized $17.6 million of Equipment sales and $15.4 million of Equipment sales cost of revenue, respectively, for the two DSI System contracts.

•
Licensing Arrangement - As of adoption, the Company derecognized a contract liability of $2.0 million and a contract asset of $0.3 million related to the Licensing Arrangement, which met the revenue recognition requirements under ASC 606. After tax, the net adjustment for this contract was $1.3 million. Under revenue recognition guidance in effect prior to the adoption of ASC 606, this contract would not have met revenue recognition criteria as of September 30, 2018.

•
Royalties, related party - As of adoption, and based on guidance provided in ASC 606 related to licensing arrangements where royalties are earned on a usage-based royalty arrangement, for the three and nine months ended September 30, 2018, as well as the corresponding periods from the prior year, the Company has reported license royalties earned from Tinuum Group as revenues rather than as non-operating income under financial statement presentation guidance in effect prior to the adoption of ASC 606. This reclassification had no impact to the Company’s income before income tax expense or net income for all periods presented.

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
Disaggregation of Revenue
During the three and nine months ended September 30, 2018, all performance obligations related to revenues recognized were satisfied at a point in time. The Company disaggregates its revenues by its major components as well as between its two operating segments, which are further discussed in Note 10 to the condensed consolidated financial statements. The following tables disaggregate revenues by major source for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
	Segment
	EC	RC	Total
Revenue component
Chemical sales	$1,043	$—	$1,043
License royalties, related party	—	4,104	4,104
Equipment sales	—	—	—
Revenues from customers	1,043	4,104	5,147

Earnings from equity method investments	—	9,715	9,715

Segment revenues	$1,043	$13,819	$14,862

	Nine Months Ended September 30, 2018
	Segment
	EC	RC	Total
Revenue component
Chemical sales	$2,390	$—	$2,390
License royalties, related party	—	10,857	10,857
Equipment sales	72	—	72
Revenues from customers	2,462	10,857	13,319

Earnings from equity method investments	—	37,857	37,857

Segment revenues	$2,462	$48,714	$51,176

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
Note 3 - Equity Method Investments
Tinuum Group, LLC
The Company's ownership interest in Tinuum Group was 42.5% as of September 30, 2018 and December 31, 2017. Tinuum Group supplies technology equipment and technical services at select coal-fired generators, but its primary purpose is to put into operation facilities that produce and sell RC that lower emissions and therefore qualify for Section 45 tax credits. Tinuum Group has been determined to be a variable interest entity ("VIE"); however, the Company does not have the power to direct the activities that most significantly impact Tinuum Group's economic performance and has therefore accounted for the investment under the equity method of accounting. The Company determined that the voting partners of Tinuum Group have identical voting rights, equity control interests and board control interests, and therefore, concluded that the power to direct the activities that most significantly impact Tinuum Group's economic performance was shared.
The following table summarizes the results of operations of Tinuum Group:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Gross profit	$26,530	$23,812	$81,626	$70,895
Operating, selling, general and administrative expenses	5,908	5,174	17,406	14,975
Income from operations	20,622	18,638	64,220	55,920
Other expenses	(577)	(3,331)	(2,801)	(4,278)
Class B preferred return	—	(384)	(12)	(1,526)
Loss attributable to noncontrolling interest	17,126	11,953	38,145	29,240
Net income available to members	$37,171	$26,876	$99,552	$79,356
ADES equity earnings from Tinuum Group	$8,075	$11,050	$33,575	$33,363
As of September 30, 2018 and December 31, 2017, the amount of Tinuum Group's temporary Class B preferred equity was zero and $0.8 million, respectively.
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
As shown in the tables below, the Company’s carrying value in Tinuum Group was reduced to zero for the three and nine months ended September 30, 2018, as cumulative cash distributions received from Tinuum Group exceeded the Company's pro-rata share of cumulative earnings in Tinuum Group. The carrying value of the Company's investment in Tinuum Group shall remain zero as long as the cumulative amount of distributions received from Tinuum Group continues to exceed the Company's cumulative pro-rata share of Tinuum Group's net income available to its members. For periods during which the ending balance of the Company's investment in Tinuum Group is zero, the Company only recognizes equity earnings from Tinuum Group to the extent that cash distributions are received from Tinuum Group during the period. For periods during which the ending balance of the Company's investment is greater than zero (e.g., when the cumulative earnings in Tinuum Group exceeds cumulative cash distributions received), the Company recognizes its pro-rata share of Tinuum Group's net income available to its members for the period, less any amount necessary to recover the cumulative earnings short-fall balance as of the end of the immediately preceding period. During the three and nine months ended September 30, 2018, the Company's cumulative amount of distributions received from Tinuum Group exceeded the Company's cumulative pro-rata share of Tinuum Group's net income available to its members. As such, the Company recognized equity earnings from Tinuum Group for the three and nine months ended September 30, 2018 of $8.1 million and $33.6 million, respectively. During the three and nine months ended September 30, 2017, the Company recognized equity earnings from Tinuum Group in the amount of $11.1 million and $33.4 million, respectively. As of September 30, 2018 and 2017, the Company's carrying value in Tinuum Group was zero and zero, respectively.
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

The following tables present the Company's investment balance, equity earnings and cash distributions in excess of the investment balance for the three and nine months ended September 30, 2018 and 2017 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Memorandum Account: Cash distributions and equity earnings in (excess) of investment balance
Beginning balance	12/31/2017	$—	$—	$—	$(12,218)
ADES proportionate share of income from Tinuum Group (1)	First Quarter	12,458	12,458	—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	First Quarter	(12,218)	(12,218)	—	12,218
Cash distributions from Tinuum Group	First Quarter	(11,050)	—	11,050	—
Adjustment for current year cash distributions in excess of investment balance	First Quarter	10,810	10,810	—	(10,810)
Total investment balance, equity earnings (loss) and cash distributions	3/31/2018	$—	$11,050	$11,050	$(10,810)
ADES proportionate share of income from Tinuum Group (1)	Second Quarter	$14,059	$14,059	$—	$—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	Second Quarter	(10,810)	(10,810)	—	10,810
Cash distributions from Tinuum Group	Second Quarter	(14,450)	—	14,450	—
Adjustment for current year cash distributions in excess of investment balance	Second Quarter	11,201	11,201		(11,201)
Total investment balance, equity earnings (loss) and cash distributions	6/30/2018	$—	$14,450	$14,450	$(11,201)
ADES proportionate share of income from Tinuum Group (1)	Third Quarter	$15,798	$15,798	$—	$—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	Third Quarter	(11,201)	(11,201)	—	11,201
Cash distributions from Tinuum Group	Third Quarter	(8,075)	—	8,075	—
Adjustment for current year cash distributions in excess of investment balance	Third Quarter	3,478	3,478	—	(3,478)
Total investment balance, equity earnings (loss) and cash distributions	9/30/2018	$—	$8,075	$8,075	$(3,478)

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Memorandum Account: Cash distributions and equity earnings in (excess) of investment balance
Beginning balance	12/31/2016	$—	$—	$—	$(9,894)
ADES proportionate share of income from Tinuum Group (1)	First Quarter	10,457	10,457	—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	First Quarter	(9,894)	(9,894)	—	9,894
Cash distributions from Tinuum Group	First Quarter	(13,175)	—	13,175	—
Adjustment for current year cash distributions in excess of investment balance	First Quarter	12,612	12,612	—	(12,612)
Total investment balance, equity earnings (loss) and cash distributions	3/31/2017	$—	$13,175	$13,175	$(12,612)
ADES proportionate share of income from Tinuum Group (1)	Second Quarter	$11,761	$11,761	$—	$—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	Second Quarter	(11,761)	(11,761)	—	11,761
Cash distributions from Tinuum Group	Second Quarter	(9,138)	—	9,138	—
Adjustment for current year cash distributions in excess of investment balance	Second Quarter	9,138	9,138	—	(9,138)
Total investment balance, equity earnings (loss) and cash distributions	6/30/2017	$—	$9,138	$9,138	$(9,989)
ADES proportionate share of income from Tinuum Group (1)	Third Quarter	$11,393	$11,393	$—	$—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	Third Quarter	(9,989)	(9,989)	—	9,989
Cash distributions from Tinuum Group	Third Quarter	(11,050)	—	11,050	—
Adjustment for current year cash distributions in excess of investment balance	Third Quarter	9,646	9,646	—	(9,646)
Total investment balance, equity earnings (loss) and cash distributions	9/30/2017	$—	$11,050	$11,050	$(9,646)
(1) For the three and nine months ended September 30, 2018 and 2017, the amounts of the Company's 42.5% proportionate share of net income available to members as shown in the table above may differ from mathematical calculations of the Company’s 42.5% equity interest in Tinuum Group multiplied by the amounts of net income available to members as shown in the table above of Tinuum Group results of operations due to adjustments related to the Class B preferred return.
Tinuum Services, LLC
The Company has a 50% voting and economic interest in Tinuum Services, which is equivalent to the voting and economic interest of NexGen Refined Coal, LLC ("NexGen"). The Company has determined that Tinuum Services is not a VIE and has evaluated its consolidation analysis under the voting interest model. Because the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for its investment in Tinuum Services under the equity method of accounting. The Company’s investment in Tinuum Services as of September 30, 2018 and December 31, 2017 was $5.3 million and $4.3 million, respectively. During the nine months ended September 30, 2018, the Company funded a capital call of $0.8 million, which increased its investment balance in Tinuum Services.

The following table summarizes the results of operations of Tinuum Services:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Gross loss	$(21,362)	$(17,344)	$(64,069)	$(47,472)
Operating, selling, general and administrative expenses	43,947	34,872	127,783	106,825
Loss from operations	(65,309)	(52,216)	(191,852)	(154,297)
Other income	78	34	443	103
Loss attributable to noncontrolling interest	68,509	54,305	199,971	159,627
Net income	$3,278	$2,123	$8,562	$5,433
ADES equity earnings from Tinuum Services	$1,639	$1,061	$4,281	$2,717
Included within the Consolidated Statements of Operations of Tinuum Services for the three and nine months ended September 30, 2018 and 2017, respectively, were losses related to VIE's of Tinuum Services. These losses do not impact the Company's equity earnings from Tinuum Services as 100% of those losses are attributable to a noncontrolling interest and eliminated in the calculations of Tinuum Services' net income attributable to the Company's interest.
The following table details the components of the Company's respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Earnings from Tinuum Group	$8,075	$11,050	$33,575	$33,363
Earnings from Tinuum Services	1,639	1,061	4,281	2,717
Earnings from other	1	9	1	9
Earnings from equity method investments	$9,715	$12,120	$37,857	$36,089
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

	Nine Months Ended September 30,
(in thousands)	2018	2017
Distributions from equity method investees, return on investment
Tinuum Services	$4,000	$3,675
	$4,000	$3,675
Distributions from equity method investees in excess of investment basis
Tinuum Group	$33,575	$33,363
	$33,575	$33,363
Note 4 - Borrowings
Line of Credit
On September 30, 2018, ADA-ES., Inc., a wholly-owned subsidiary of the Company ("ADA"), as borrower, the Company, as guarantor, and a bank (the "Lender") entered into an amendment (the "Twelfth Amendment") to the 2013 Loan and Security Agreement (the "Line of Credit"). The Twelfth Amendment decreased the Line of Credit to $5.0 million due to decreased collateral requirements, extended the maturity date of the Line of Credit to September 30, 2020 and permitted the Line of Credit to be used as collateral (in place of restricted cash) for letters of credit ("LC's") up to $5.0 million related to equipment projects and certain other agreements. Under the Line of Credit, there is no minimum balance requirement based on the Company meeting certain conditions and maintaining minimum trailing twelve-month EBITDA (earnings before interest, taxes, depreciation and amortization), as previously defined in the "Eleventh Amendment" to the Line of Credit, of $24.0 million.

As of September 30, 2018, there were no outstanding borrowings under the Line of Credit.
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
The following table presents the LC's outstanding and collateral, by asset type, reported on the Condensed Consolidated Balance Sheets. There were no LC's outstanding or collateral as of September 30, 2018.

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
In December 2017, the Company, Carbon Solutions and the parent company of Carbon Solutions agreed to terminate certain provisions of the Indemnity Settlement Agreement (the "Indemnity Termination Agreement"). Pursuant to an agreement executed concurrently with the Indemnity Termination Agreement, the Company, Norit and an affiliate of Norit (collectively referred to as "Norit") agreed to a final payment in the amount of $3.3 million (the "Settlement Payment") to settle all outstanding royalty obligations owed under the terms of the Norit Settlement Agreement. This amount was paid by the Company on December 29, 2017.

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
In 2016, the DOL opened an investigation into the 401(k) Plan, and the Company (in its role as Plan Sponsor) cooperated with that investigation. In February 2018, as part of ongoing discussions, the Company and the DOL came to an agreement whereby the Company would make a restorative payment to the 401(k) Plan in the amount of $1.0 million as an estimate of lost earnings for 401(k) Plan participants as of January 1, 2015. Thereafter, the DOL would close the investigation with no further action against the 401(k) Plan or its fiduciaries, including any further investigation. The Company determined this contingency to be both probable and reasonably estimable and accrued $1.0 million as of December 31, 2017. The liability was recorded in the Other current liabilities line item on the Consolidated Balance Sheet. The expense recognized related to this accrual was included in the Other line item in the Consolidated Statements of Operations for the year ended December 31, 2017. The Company made a payment of $1.0 million to the 401(k) Plan on June 1, 2018 and no liability existed as of September 30, 2018. On September 7, 2018, the Company received notification that the DOL had closed its investigation and no further action is required by the Company.
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
Note 6 - Stockholders' Equity
Stock Repurchase Program
Under a stock repurchase program authorized by the Board in December 2017 (the "Stock Repurchase Program"), during the three and nine months ended September 30, 2018, the Company purchased zero and 825,418 shares, respectively, of its common stock for cash of zero and $9.1 million, respectively, inclusive of commissions and fees. Of these amounts, $2.2 million was purchased in a single block through a privately negotiated transaction. Under the terms of the Stock Repurchase Program, the Company was authorized to purchase up to $20.0 million of its outstanding common stock, and it remained in effect until July 31, 2018.
On September 12, 2018, the Company repurchased 186,212 shares of its common stock for $2.1 million in a single block through a privately negotiated transaction.
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
Quarterly Cash Dividend
Dividends declared by the Board, and paid quarterly per share on all outstanding shares of comment stock during the three and nine months ended September 30, 2018 and 2017 were as follows:

	2018		2017
	Per share	Date paid	Per share	Date paid
Dividends declared during quarter ended:
March 31	$0.25	March 8, 2018	$—	—
June 30	0.25	June 8, 2018	0.25	July 17, 2017
September 30	0.25	September 6, 2018	0.25	September 7, 2017
	$0.75		$0.50
A portion of the dividends declared remain accrued subsequent to the payment dates and represent dividends accumulated on nonvested shares of common stock held by employees and directors of the Company that contain forfeitable dividend rights that are not payable until the underlying shares of common stock vest. These amounts are included in both Other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2018.
Tax Asset Protection Plan
United States federal income tax rules, and Section 382 of the Internal Revenue Code in particular, could substantially limit the use of net operating losses and other tax assets if ADES experiences an "ownership change" (as defined in the Internal Revenue Code). In general, an ownership change occurs if there is a cumulative change in the ownership of ADES by "5 percent stockholders" that exceeds 50 percentage points over a rolling three-year period.
On May 5, 2017, the Board approved the declaration of a dividend of rights to purchase Series B Junior Participating Preferred Stock for each outstanding share of common stock as part of a tax asset protection plan (the "Tax Asset Protection Plan") designed to protect the Company’s ability to utilize its net operating losses and tax credits. The Tax Asset Protection Plan is intended to act as a deterrent to any person acquiring beneficial ownership of 4.99% or more of the Company’s outstanding common stock.
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

Total stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
RSA expense	$919	$298	$1,871	$1,103
Stock option expense	—	143	58	443
PSU expense	—	34	—	102
Total stock-based compensation expense	$919	$475	$1,929	$1,648
The amount of unrecognized compensation cost as of September 30, 2018, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of September 30, 2018
(in thousands)	Unrecognized Compensation Cost	Expected Weighted- Average Period of Recognition (in years)
RSA expense	$2,118	2.19
Total unrecognized stock-based compensation expense	$2,118	2.19
Restricted Stock Awards
Restricted stock is typically granted with vesting terms of three years. The fair value of RSA's is determined based on the closing price of the Company’s common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for RSA's is generally recognized on a straight-line basis over the entire vesting period. A summary of RSA activity under the Company's various stock compensation plans for the nine months ended September 30, 2018 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2018	276,607	$9.03
Granted	205,998	$11.00
Vested	(180,740)	$9.85
Forfeited	(1,135)	$10.44
Non-vested at September 30, 2018	300,730	$9.88
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
A summary of stock option activity for the nine months ended September 30, 2018 is presented below:

	Number of Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Options outstanding, January 1, 2018	622,446	$11.64
Options granted	—	—
Options exercised	(92,666)	8.25
Options expired / forfeited	—	—
Options outstanding, September 30, 2018	529,780	$12.23	$592	1.71
Options exercisable, September 30, 2018	529,780	$12.23	$592	1.71

The Company did not receive cash from the exercise of stock options during the three months ended September 30, 2018 as 67,715 shares were withheld as payment of the exercise price. The total intrinsic value of options exercised during the three months ended September 30, 2018 was $0.3 million.
Performance Share Units
Compensation expense is recognized for PSU awards on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant using a Monte Carlo simulation model. There were no PSU's granted during the nine months ended September 30, 2018.
A summary of PSU activity for the nine months ended September 30, 2018 is presented below:

	Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2018	19,406	$19.95
Granted	—	—
Vested / Settled (1)	(19,406)	$19.95
Forfeited / Canceled	—	—
Non-vested at September 30, 2018	—	$—
(1) The number of units shown in the table above were based on target performance. The final number of shares of common stock issued was based on the achievement of market conditions established within the awards.
The following table shows the PSU's that were settled by issuing shares of the Company's common stock relative to a broad stock index and a peer group performance index.

	Year of Grant	Net Number of Issued Shares upon Vesting	Shares Withheld to Settle Tax Withholding Obligations	TSR Multiple Range		Russell 3000 Multiple
				Low	High	Low	High
Nine Months Ended September 30, 2018
	2015	12,311	4,061	112.50	112.50	—	—
Nine Months Ended September 30, 2017
	2014	6,476	3,573	0.75	1.00	—	—
	2015	3,869	2,310	0.60	0.60	—	—

Note 8 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of Prepaid expenses and other assets and Other long-term assets as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	September 30, 2018	December 31, 2017
Prepaid expenses and other assets:
Prepaid expenses	$435	$776
Inventory	13	74
Prepaid income taxes	2,153	902
Other	30	83
	$2,631	$1,835
Other long-term assets:
Deposits	$222	$223
Intangibles, net	889	805
Highview Investment	552	552
Other	407	728
	$2,070	$2,308
Included within Other long-term assets is the Company's investment ("Highview Investment") in Highview Enterprises Limited's equity securities ("Highview"), a London, England based developmental stage company specializing in power storage. In 2014, the Company acquired an 8% ownership interest in the common stock of Highview for $2.8 million in cash. As of September 30, 2018, the Company's ownership interest is approximately 4%. The Highview Investment is evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. During the year ended December 31, 2017, the Company recorded an impairment charge of $0.5 million which is included in the Other line item in the Condensed Consolidated Statement of Operations based on an estimated fair value of £1.00 per share compared to the carrying value prior to the impairment charge of £2.00 per share. The estimated fair value as of December 31, 2017 was based on an equity financing that Highview commenced during the third quarter of 2017 at a price of £1.00 per share.
The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	September 30, 2018	December 31, 2017
Other current liabilities:
Income taxes payable	$25	$207
Estimated restorative payment to the 401(k) Plan (1)	—	1,000
Dividends payable	57	45
Warranty liabilities	26	316
Other	519	1,096
	$627	$2,664
Other long-term liabilities:
Deferred rent	$128	$192
Dividends payable	167	93
Deferred revenue, related party	—	2,000
	$295	$2,285
(1) See Note 5 for further discussion on the 401(k) Plan.

The tables below detail additional components of Other current liabilities as presented above:
The changes in the carrying amount of the Company’s warranty obligations from December 31, 2017 through September 30, 2018 were as follows:

As of
(in thousands)	September 30, 2018
Balance, beginning of period	$316
Warranties accrued, net	9
Consumption of warranty obligations accrued	(337)
Change in estimate related to previous warranties accrued	38
Balance, end of period	$26
Supplemental Condensed Consolidated Statements of Operations Information
The following table details the components of Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
453A interest	$388	$614	$1,128	$1,646
Credit agreement interest	—	64	—	137
Other	11	—	19	216
	$399	$678	$1,147	$1,999
The following table details the components of the Other line item of the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Impairment of Highview investment	$—	$(464)	$—	$(464)
Revision in estimated royalty indemnity liability	—	—	—	3,400
Other	86	(460)	146	(444)
	$86	$(924)	$146	$2,492
Note 9 - Income Taxes
For the three and nine months ended September 30, 2018 and 2017, the Company's income tax expense and effective tax rates based on forecasted pretax income were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for rate)	2018	2017	2018	2017
Income tax expense	$3,931	$3,586	$5,151	$12,614
Effective tax rate	42%	38%	15%	38%
The effective tax rates for the three and nine months ended September 30, 2018 and 2017 were different from the federal statutory rates in effect during the respective periods due to state income tax expense, net of federal benefit, and from changes in the valuation allowance against deferred tax assets. During the three and nine months ended September 30, 2018, we recorded an increase and decrease, respectively, of the valuation allowance based on changes in forecasts of future taxable income.
The income tax expense recorded for the three and nine months ended September 30, 2018 was comprised of estimated federal income tax expense of $2.9 million and $3.4 million, respectively, and estimated state income tax expense of $1.0 million and $1.8 million, respectively. The income tax expense recorded for the three and nine months ended September 30, 2017 was comprised of estimated federal income tax expense of $3.2 million and $11.9 million, respectively, and estimated state income tax expense of $0.4 million and $0.7 million, respectively.
On December 22, 2017 (the "Enactment Date"), the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code and the key provision applicable to the Company for the three and nine months ended September 30, 2018 was the reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent.
Concurrent with the enactment of the Tax Act, in December 2017, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Enactment Date for companies to complete the accounting under Accounting Standards Codification 740 - Income Taxes ("ASC 740"). In March 2018, the FASB codified SAB 118 into ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that an entity's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company's accounting for the income tax effects of the Tax Act affecting its consolidated financial statements was generally complete as of December 31, 2017 and there were no effects from the Tax Act on the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018. The Company does not anticipate any other accounting impacts of the Tax Act during the period within one year from the Enactment Date; however, it will continue to assess any potential impact from the Tax Act through this period.
The Company assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize the deferred tax asset, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating income taxes, the Company assesses the relative merits and risks of the appropriate income tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. As of September 30, 2018, the Company increased the valuation allowance as a result of updating its forecasts of future taxable income, which was primarily driven by updated forecasts of capital expenditures on RC facilities that are in the engineering and installation phase.
Note 10 - Business Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company's chief operating decision maker ("CODM"), or a decision-making group, in deciding how to allocate resources and in assessing financial performance. As of September 30, 2018, the Company's CODM was the Company's CEO. The Company's operating and reportable segments are organized by products and services provided.
As of September 30, 2018, the Company has two reportable segments: (1) Refined Coal ("RC"); and (2) Emissions Control ("EC").
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

As of September 30, 2018 and December 31, 2017, substantially all of the Company's material assets are located in the U.S. and all significant customers are U.S. companies. The following table presents the Company's operating segment results for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenues:
Refined Coal:
Earnings in equity method investments	$9,715	$12,120	$37,857	$36,089
Royalties, related party	4,104	2,804	10,857	6,425
	13,819	14,924	48,714	42,514
Emissions Control:
Chemicals	1,043	717	2,390	3,844
Equipment Sales	—	1,577	72	31,304
	1,043	2,294	2,462	35,148
Total segment reporting revenues	14,862	17,218	51,176	77,662
Adjustments to reconcile to reported revenues:
Refined Coal:
Earnings in equity method investments	(9,715)	(12,120)	(37,857)	(36,089)
Total reported revenues	$5,147	$5,098	$13,319	$41,573

Segment operating income (loss):
Refined Coal (1)	$12,798	$13,991	$45,775	$40,149
Emissions Control	(1,168)	(895)	(3,493)	1,265
Total segment operating income	$11,630	$13,096	$42,282	$41,414
(1) Included within the RC segment operating income for the three and nine months ended September 30, 2018 and 2017 is 453A interest expense of $0.4 million and $1.1 million and $0.6 million and $1.6 million, respectively.
A reconciliation of reportable segment operating income to the Company's consolidated net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Segment operating income	$11,630	$13,096	$42,282	$41,414
Adjustments to reconcile to net income attributable to the Company
Corporate payroll and benefits	(957)	(1,222)	(3,054)	(4,375)
Corporate rent and occupancy	(135)	(91)	(414)	(208)
Corporate legal and professional fees	(634)	(964)	(3,222)	(3,091)
Corporate general and administrative	(523)	(857)	(2,069)	(2,513)
Corporate depreciation and amortization	(23)	(38)	(97)	(296)
Corporate interest (expense) income, net	(10)	(46)	(18)	(329)
Other income (expense), net	86	(500)	199	2,900
Income tax expense	(3,931)	(3,586)	(5,151)	(12,614)
Net income	$5,503	$5,792	$28,456	$20,888
Corporate general and administrative expenses include certain costs that benefit the business as a whole but are not directly related to one of the Company's segments. Such costs include, but are not limited to, accounting and human resources staff, information systems costs, legal fees, facility costs, audit fees and corporate governance expenses.

A reconciliation of reportable segment assets to the Company's consolidated assets is as follows:

	As of
(in thousands)	September 30, 2018	December 31, 2017
Assets:
Refined Coal(1)	$10,033	$8,092
Emissions Control	2,593	3,755
Total segment assets	12,626	11,847
All Other and Corporate(2)	70,530	70,771
Consolidated	$83,156	$82,618
(1) Includes $5.4 million and $4.4 million of investments in equity method investees, respectively.
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

	As of September 30, 2018		As of December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Instruments:
Highview Investment (1)	$552	$552	$552	$552
Highview technology license payable	$219	$219	$210	$210
(1) Fair value is based on the investee's equity financing at £1.00 per share that commenced during the three months ended September 30, 2017. The fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market.
Concentration of credit risk
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company holds cash and cash equivalents at one financial institution as of September 30, 2018. If that institution was unable to perform its obligations, the Company would be at risk regarding the amount of cash and investments in excess of the Federal Deposit Insurance Corporation limits (currently $250 thousand) that would be returned to the Company.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2018 and December 31, 2017, the Company had no financial instruments carried and measured at fair value on a recurring basis.
Note 12 - Restructuring
The Company recorded restructuring charges during the three and nine months ended September 30, 2018 in connection with a reduction in force, the departure of certain executive officers and management's further alignment of the business with strategic objectives. These charges related to severance arrangements with departing employees and executives, as well as non-cash charges related to the acceleration of vesting of certain stock awards. The Company recorded restructuring charges during the second and third quarters of 2018, dependent upon termination dates of individuals impacted. There were no material restructuring charges during the three and nine months ended September 30, 2017.

A summary of the pretax restructuring charges, incurred by segment, excluding facility charges shown below, is as follows:

		Pretax Charge
(in thousands, except employee data)	Approximate Number of Employees	Refined Coal (1)	Emissions Control (1)	All Other and Corporate (1)	Total
Three Months Ended September 30, 2018
Restructuring charges	7	$168	$500	$434	$1,102
Changes in estimates		—	—	—	—
Total pretax charge, net of reversals		$168	$500	$434	$1,102

Nine Months Ended September 30, 2018
Restructuring charges	13	$448	$996	$557	$2,001
Changes in estimates		—	—	—	—
Total pretax charge, net of reversals		$448	$996	$557	$2,001
(1) Restructuring charges were allocated consistent with the allocations made in Note 10 - Business Segment Information.

The following table summarizes the Company's change in restructuring accruals for the nine months ended September 30, 2018:

(in thousands)	Employee Severance
Remaining accrual as of December 31, 2017	$—
Expense provision(1)	2,001
Cash payments and other(1)	(1,192)
Change in estimates	—
Remaining accrual as of September 30, 2018	$809
(1) Included within the Expense provision and Cash payments and other line items in the above table is equity based compensation of $0.8 million for the nine months ended September 30, 2018, resulting from the accelerated vesting of modified equity-based compensation awards for certain terminated employees.

As of September 30, 2018, all restructuring charges have been accrued. Restructuring accruals are included within the Accrued payroll and related liabilities line item in the Condensed Consolidated Balance Sheets. Restructuring expenses are included within the Payroll and benefits line item in the Condensed Consolidated Statements of Operations.
Note 13 - Subsequent Events
Unless disclosed elsewhere within the notes to the Condensed Consolidated Financial Statements, the following are the significant matters that occurred subsequent to September 30, 2018.
Invested RC Facility
On October 24, 2018, the Company announced that Tinuum Group completed a transaction for an additional RC facility. The RC facility is located at a coal plant that has historically burned in excess of 3.0 million tons of coal per year and is royalty bearing to ADES. With this addition, Tinuum Group has 19 invested facilities in full-time operation.
Dividends
On November 6, 2018, the Company's Board declared a quarterly dividend of $0.25 per share of common stock, which is payable on December 6, 2018 to stockholders of record at the close of business on November 20, 2018.
Related Party Transaction

Gilbert Li, a director of the Company, is the Co-Founder and Managing Partner of Alta Fundamental Advisers, a private investment company (“Alta”). Alta currently beneficially owns approximately 6.7% of the Company’s outstanding common stock, as it was granted an exemption in December 2017 under the TAPP to purchase up to 7% of the outstanding common stock. Alta has requested an additional exemption under the TAPP for the acquisition or ownership of up to 10% of the outstanding common stock of the Company (the “Alta Exemption Request”) in order that it may purchase additional shares of common stock without triggering the shareholder rights described in the TAPP.
On November 6, 2018, the Board, with Mr. Li abstaining, and the Audit Committee of the Board, approved the Alta Exemption Request and the related party transaction.

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
Results of Operations
For the three and nine months ended September 30, 2018, we recognized net income of $5.5 million and $28.5 million compared to net income of $5.8 million and $20.9 million for the three and nine months ended September 30, 2017.

The operating results for the three and nine months ended September 30, 2018 are primarily attributable to a combination of factors, including:

•
Continued performance in our RC business segment, principally related to distributions, equity earnings and royalties from our Tinuum Group and Tinuum Services, LLC ("Tinuum Services") equity investments;

•	Restructuring charges in connection with a reduction in force, the departure of certain executive officers and management's further alignment of the business with strategic objectives;

•	Costs related to due diligence for potential mergers and acquisitions as well as consulting fees related to ongoing clarification of federal income tax reform; and

•	A change in income tax (benefit) expense due to a reduction in the federal tax rate as well as changes in the valuation allowance against our deferred tax assets.
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

Comparison of the Three Months Ended September 30, 2018 and 2017
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the three months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2018	2017	($)	(%)
Revenues:
Chemicals	$1,043	$717	$326	45%
License royalties, related party	4,104	2,804	1,300	46%
Equipment sales	—	1,577	(1,577)	(100)%
Total revenues	$5,147	$5,098	$49	1%
Operating expenses:
Chemicals cost of revenue, exclusive of depreciation and amortization	$954	$574	$380	66%
Equipment sales cost of revenue, exclusive of depreciation and amortization	$—	$1,467	$(1,467)	(100)%

Chemicals and Chemicals cost of revenue
Chemical revenues are comprised of direct sales of our proprietary products as well as evaluation tests of our proprietary chemicals' effectiveness and efficiency in reducing emissions ("Evaluation Tests"). Evaluation Tests entail the delivery of chemicals to a customer and our evaluation of the results of emissions reduction over the term of the evaluation period, which is generally a period of up to four weeks. During the three months ended September 30, 2018 and 2017, revenues from direct sales of chemicals increased quarter over quarter primarily due to increased sales to new customers, offset by a significant decrease in sales to one customer. The total pounds of our chemicals sold decreased quarter over quarter and gross margins decreased quarter over quarter primarily due to ongoing price compression. During the three months ended September 30, 2018 and 2017, revenues from Evaluation Tests increased primarily from a significant customer contract that was completed during the three months ended September 30, 2018. However, we recognized negative gross margin on this contract, as well as other Evaluation Test contracts, which in the aggregate was approximately $0.1 million for the three months ended September 30, 2018. Our chemical technologies and knowledge continue to be important to the future of refined coal; as such we will be strategic in our pursuit of the deployment of chemical revenues to cover a portion of our expenses and maintain the assets for other strategic alternatives.

License royalties, related party
During the three months ended September 30, 2018 and 2017, there were 10.5 million tons and 6.9 million tons, respectively, of RC produced using M-45TM and M-45-PCTM technologies ("M-45 Technology"), which Tinuum Group licenses from us ("M-45 License"). The increase in license royalties was primarily due to obtaining additional third-party investors for three new RC facilities during the second half of 2017 and one new RC facility during the first half of 2018, all of which use our M-45 License. The addition of these new invested RC facilities resulted in an increase in rent payments to Tinuum Group and the related tons subject to the M-45 License.

Equipment sales and Equipment sales cost of revenue, exclusive of items shown separately below
During the three months ended September 30, 2018 and 2017, we did not enter into any long-term (six months or longer) fixed price contracts to supply Activated Carbon Injection ("ACI") systems. All contracted ACI systems were completed during 2017.
During the three months ended September 30, 2018 and 2017, we did not enter into any long-term (six months or longer) fixed price contracts to supply Dry Sorbent Injection ("DSI") systems. As of January 1, 2018, all revenues and costs of revenues were recognized on the three DSI system uncompleted contracts as of December 31, 2017 upon the adoption of ASC 606. During the three months ended September 30, 2017, we completed one DSI system, recognizing revenues of $1.6 million and cost of revenue of $1.5 million.
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
Other Operating Expenses
A summary of the components of our operating expenses, exclusive of cost of revenue items (presented above), for the three months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2018	2017	($)	(%)
Operating expenses:
Payroll and benefits	$2,555	$1,679	$876	52%
Rent and occupancy	250	255	(5)	(2)%
Legal and professional fees	698	1,062	(364)	(34)%
General and administrative	584	1,114	(530)	(48)%
Depreciation and amortization	74	87	(13)	(15)%
	$4,161	$4,197	$(36)	(1)%

Payroll and benefits
Payroll and benefits expenses increased during the three months ended September 30, 2018 compared to the same quarter in 2017 primarily due to restructuring expenses in connection with the termination of certain executive officers and employees as part of management's alignment of the business with strategic objectives. During the three months ended September 30, 2018, we recorded net restructuring charges of $1.1 million. This cost increase was partially offset by a decrease in stock compensation expense of approximately $0.3 million related to fewer equity awards outstanding.
Legal and professional fees
Legal and professional fees decreased during the three months ended September 30, 2018 compared to the same quarter in 2017 due to decreased legal fees of approximately $0.5 million, primarily in connection with legal proceedings that have been resolved. This decrease was partially offset by an increase in consulting fees related to ongoing clarification of federal income tax reform of approximately $0.1 million.
General and administrative
General and administrative expenses decreased during the three months ended September 30, 2018 compared to the same quarter in 2017 due to a decrease in general operating expenses, including a decrease in outsourced IT costs and outside director expenses.

Other Income (Expense), net
A summary of the components of our other income (expense), net for the three months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2018	2017	($)	(%)
Other income (expense):
Earnings from equity method investments	$9,715	$12,120	$(2,405)	(20)%
Interest expense	(399)	(678)	279	(41)%
Other	86	(924)	1,010	(109)%
Total other income	$9,402	$10,518	$(1,116)	(11)%

Earnings from equity method investments
The following table details the components of our respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(in thousands)	2018	2017
Earnings from Tinuum Group	$8,075	$11,050
Earnings from Tinuum Services	1,639	1,061
Earnings from other	1	9
Earnings from equity method investments	$9,715	$12,120
Earnings from equity method investments, and changes related thereto, are impacted by our most significant equity method investees: Tinuum Group and Tinuum Services. Earnings from equity method investments decreased during the three months ended September 30, 2018 compared to the same quarter in 2017 primarily due to completing a sale of an RC facility to a third-party investor during the three months ended September 30, 2017, which included a prepayment amount to Tinuum Group, which was subsequently distributed to Tinuum Group's equity members. Additionally, Tinuum Group also had cash expenditures of $7.2 million related to the engineering and installation phases of RC facilities, which have reduced distributions to Tinuum Group's equity members, therefore negatively impacting our equity earnings for the three months ended September 30, 2018.
During the three months ended September 30, 2018, we recognized $8.1 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $15.8 million for the quarter. During the three months ended September 30, 2017, we recognized $11.1 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $11.4 million for the quarter. The difference between our pro-rata share of Tinuum Group's net income and our earnings from our Tinuum Group equity method investment as reported on the Condensed Consolidated Statements of Operations is the result of cumulative distributions received from Tinuum Group being in excess of the carrying value of the investment, and therefore we recognize such excess distributions as equity method earnings in the period the distributions occur, as discussed in more detail below.

The carrying value of our investment in Tinuum Group was zero as of September 30, 2018, as cumulative cash distributions received from Tinuum Group exceeded our pro-rata share of cumulative earnings in Tinuum Group. The carrying value of our investment in Tinuum Group will remain zero as long as the cumulative amount of distributions received from Tinuum Group continues to exceed our cumulative pro-rata share of Tinuum Group's net income. For quarterly periods during which the ending balance of our investment in Tinuum Group is zero, we only recognize equity earnings from Tinuum Group to the extent that cash distributions are received from Tinuum Group during the period. For quarterly periods during which the ending balance of our investment is greater than zero (e.g., when the cumulative earnings in Tinuum Group exceeds cumulative cash distributions received), we recognize our pro-rata share of Tinuum Group's net income for the period, less any amount necessary to recover the cumulative earnings short-fall balance as of the end of the immediately preceding quarter. See additional information related to our investment balance, equity earnings (losses) and cash distributions in Note 3 of the Condensed Consolidated Financial Statements.

As of September 30, 2018 and 2017, Tinuum Group had 18 and 15 invested RC facilities, respectively, that were generating revenues. There were no 100% retained RC facilities as of September 30, 2018 or December 31, 2017, except for temporary operations of a retained RC facility prior to its lease or sale or as discussed below related to GWN Manager, LLC ("GWN Manager").
On October 24, 2018, we announced that Tinuum Group completed a transaction for an additional RC facility. The RC facility is located at a coal plant that has historically burned in excess of 3.0 million tons of coal per year and is royalty bearing to us. With this addition, Tinuum Group has 19 invested facilities in full-time operation.
Equity earnings from our interest in Tinuum Services increased by $0.6 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and for those quarters, Tinuum Services provided operating and maintenance services to 17 and 14 operating RC facilities, respectively. Tinuum Services derives earnings both from fixed-fee arrangements as well as fees that are based on actual RC production, depending upon the specific RC facility operating and maintenance agreement.

We earned the following Section 45 tax credits related to the production of RC that may be available for future benefit:

	Three Months Ended September 30,
(in thousands)	2018	2017
Section 45 tax credits earned	$1,649	$1,044
The increase in Section 45 tax credits earned during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was due to our membership interest in GWN Manager, LLC ("GWN Manager") and Tinuum Group's ownership in a single RC facility that is generating tax credits.
Interest expense
During the three months ended September 30, 2018, interest expense decreased $0.3 million compared to the three months ended September 30, 2017 primarily due to a reduction in the deferred balance related to Internal Revenue Code section 453A ("453A"), which requires taxpayers to pay an interest charge on the portion of the tax liability that is deferred under the installment method for tax purposes. This decrease was partially offset by an increase in the interest rate from 4% to 5% for 2018.
Other
In 2016, the DOL opened an investigation into the Advanced Emissions Solutions, Inc. Profit Sharing Retirement Plan (the "401(k) Plan"). Based on the investigation, during the three months ended September 30, 2017, we believed a liability for a restorative payment to the 401(k) Plan was probable and reasonably estimable and, as such, we accrued $0.5 million as of September 30, 2017. As of December 31, 2017 and based on further discussions with the DOL as part of its investigation, we increased our accrual for a restorative payment to $1.0 million.
During the three months ended September 30, 2017, we recorded an impairment charge of $0.5 million for our equity investment in Highview Enterprises Limited ("Highview") based on an estimated fair value of £1.00 per share compared to its estimated carrying value prior to the impairment charge of £2.00 per share.
Income tax expense
On December 22, 2017 (the "Enactment Date"), the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, and the key provision applicable to us for the three and nine months ended September 30, 2018 was the reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent.
For the three months ended September 30, 2018, we recorded income tax expense of $3.9 million compared to income tax expense of $3.6 million for three months ended September 30, 2017. The income tax expense recorded for the three months ended September 30, 2018 was comprised primarily of estimated federal income tax expense of $2.9 million and estimated state income tax expense of $1.0 million. The change in income tax expense for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was due to the decrease in the federal statutory tax rate from 35 percent to 21 percent due to the Tax Act. In addition, the change in income tax expense quarter over quarter was also attributable to an increase in the valuation allowance against our deferred tax assets during the three months ended September 30, 2018. The increase in the valuation allowance was a result of updating our forecasts of continued future taxable income, which was primarily driven by updated forecasts of capital expenditures on RC facilities that are in the engineering and installation phase.

Comparison of the Nine Months Ended September 30, 2018 and 2017
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2018	2017	($)	(%)
Revenues:
Chemicals	$2,390	$3,844	$(1,454)	(38)%
License royalties, related party	10,857	6,425	4,432	69%
Equipment sales	72	31,304	(31,232)	(100)%
Total revenues	$13,319	$41,573	$(28,254)	(68)%
Operating expenses:
Chemicals cost of revenue, exclusive of depreciation and amortization	$2,567	$2,977	$(410)	(14)%
Equipment sales cost of revenue, exclusive of depreciation and amortization	$(346)	$28,260	$(28,606)	(101)%
Chemicals and Chemicals cost of revenue
During the nine months ended September 30, 2018 and 2017, revenues from direct sales of chemicals decreased period over period primarily due to a significant decrease in sales to two customers, partially offset by increased sales to new customers in 2018. The total pounds of our chemicals sold decreased period over period and gross margins decreased period over period primarily due to ongoing price compression. During the nine months ended September 30, 2018 and 2017, revenues from Evaluation Tests increased primarily from two significant customer contracts that were completed in June and August 2018, respectively. However, we recognized negative gross margin on one of these Evaluation Test contracts of $0.5 million, which was the primary impact on our overall negative gross margin in total chemical revenues for the nine months ended September 30, 2018.

License royalties, related party
During the nine months ended September 30, 2018 and 2017, there were 26.4 million tons and 14.5 million tons, respectively, of RC produced using the M-45 Technology under the M-45 License. The increase in license royalties was primarily due to obtaining additional third-party investors for three new RC facilities during the second half of 2017 and one new RC facility during the first half of 2018, all of which use our M-45 License. The addition of these new invested RC facilities resulted in an increase in rent payments to Tinuum Group and the related tons subject to the M-45 License.

Equipment sales and Equipment sales cost of revenue, exclusive of items shown separately below
During the nine months ended September 30, 2018 and 2017, we did not enter into any long-term (six months or longer) fixed price contracts to supply ACI systems. During the nine months ended September 30, 2017, change orders on ACI systems negatively impacted contract revenue by $0.1 million. During the nine months ended September 30, 2017, we completed four ACI systems, recognizing revenues of $3.4 million and cost of revenue of $2.3 million. All contracted ACI systems were completed during 2017.
During the nine months ended September 30, 2018 and 2017, we did not enter into any long-term (six months or longer) fixed price contracts to supply DSI systems. As of January 1, 2018, all revenues and costs of revenues were recognized on the three DSI system uncompleted contracts as of December 31, 2017 upon the adoption of ASC 606. During the nine months ended September 30, 2017, we completed five DSI systems recognizing revenues of $27.8 million and cost of revenue of $25.9 million.
During the nine months ended September 30, 2018, we settled a previously recorded commitment for additional work related to a contract with a customer. The result of such settlement was a reduction to Equipment sales cost of revenue, exclusive of depreciation and amortization of $0.3 million and additional General and administrative expense of $0.2 million, for a net increase to operating income of $0.1 million. We collected cash in the amount of $0.5 million related to this commitment during the nine months ended September 30, 2018. Additionally, during the nine months ended September 30, 2018, Equipment sales cost of revenue, exclusive of depreciation and amortization, was impacted by a net decrease of $0.2 million in the estimate of a liability related to a DSI equipment system.
Additional information related to revenue concentrations and contributions by class and reportable segment can be found within the segment discussion below and in Note 10 to the Condensed Consolidated Financial Statements.

Other Operating Expenses
A summary of the components of our operating expenses, exclusive of cost of revenue items (presented above), for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2018	2017	($)	(%)
Operating expenses:
Payroll and benefits	$7,528	$5,894	$1,634	28%
Rent and occupancy	766	555	211	38%
Legal and professional fees	3,459	3,316	143	4%
General and administrative	2,332	2,964	(632)	(21)%
Depreciation and amortization	262	687	(425)	(62)%
	$14,347	$13,416	$931	7%

Payroll and benefits
Payroll and benefits expenses increased during the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to restructuring expenses in connection with the termination of certain executive officers and employees as part of management's alignment of the business with strategic objectives. During the nine months ended September 30, 2018, we recorded net restructuring charges of $2.0 million. This cost increase was partially offset by a decrease in stock compensation expense of approximately $0.4 million related to fewer equity awards outstanding.
Rent and occupancy
Rent and occupancy expense increased during the nine months ended September 30, 2018 compared to the same period in 2017 primarily as a result of the relocation of our corporate headquarters in the first quarter of 2017 and the reversal of deferred rent and tenant improvement allowances recorded in the March 2017 quarter associated with the termination of the lease agreement of our former corporate headquarters.
Legal and professional fees
Legal and professional fees expenses increased during the nine months ended September 30, 2018 compared to the same period in 2017 as a result of approximately $1.0 million incurred related to due diligence for potential mergers and acquisitions as well as $0.5 million in consulting fees related to ongoing clarification of federal income tax reform. Offsetting these costs was a reduction in costs related to outsourced shared service costs, including accounting consultants, legal fees and audit fees.
General and administrative
General and administrative expenses decreased during the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to a $0.4 million reserve on an asset related to a letter of credit draw made by a former customer and a reduction in an asset retirement obligation estimate of $0.8 million, both of which were recorded during the nine months ended September 30, 2017. Additional decreases during the nine months ended September 30, 2018 compared to the same period in 2017 included a reduction in general operating expenses of approximately $0.2 million, which included decreases in outsourced IT costs and outside director expenses.
Depreciation and amortization
Depreciation and amortization expense decreased during the nine months ended September 30, 2018 compared to the same period in 2017 due to a reduction in certain assets, including software, which was subject to acceleration of depreciation and disposed of in connection with implementing a new enterprise resource planning system. Additionally, we recorded lower depreciation during the nine months ended September 30, 2018 as a result of accelerating depreciation and disposing of certain assets in connection with our office relocation in the first quarter of 2017.

Other Income (Expense), net
A summary of the components of our other income (expense), net for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2018	2017	($)	(%)
Other income (expense):
Earnings from equity method investments	$37,857	$36,089	$1,768	5%
Interest expense	(1,147)	(1,999)	852	(43)%
Other	146	2,492	(2,346)	(94)%
Total other income	$36,856	$36,582	$274	1%

Earnings from equity method investments
The following table details the components of our respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Earnings from Tinuum Group	$33,575	$33,363
Earnings from Tinuum Services	4,281	2,717
Earnings from other	1	9
Earnings from equity method investments	$37,857	$36,089

Earnings from equity method investments, and changes related thereto, are impacted by our most significant equity method investees: Tinuum Group and Tinuum Services. Earnings from equity method investments increased during the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in cash distributions from Tinuum Group in excess of our investment balance. Our distributions for the nine months ended September 30, 2018 were negatively impacted by cash expenditures related to the engineering and installation phases of RC facilities of approximately $12.2 million.

During the nine months ended September 30, 2018, we recognized $33.6 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $42.3 million for the period. During the nine months ended September 30, 2017, we recognized $33.4 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $33.6 million for the period. The difference between our pro-rata share of Tinuum Group's net income and our earnings from our Tinuum Group equity method investment as reported on the Condensed Consolidated Statements of Operations is the result of cumulative distributions received from Tinuum Group being in excess of the carrying value of the investment, and therefore we recognize such excess distributions as equity method earnings in the period the distributions occur.

Equity earnings from our interest in Tinuum Services increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. During the nine months ended September 30, 2018 and 2017, Tinuum Services provided operating and maintenance services to 17 and 14 operating RC facilities, respectively. Tinuum Services derives earnings both from fixed-fee arrangements as well as fees that are based on actual RC production, depending upon the specific RC facility operating and maintenance agreement.

We earned the following Section 45 tax credits related to the production of RC that may be available for future benefit:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Section 45 tax credits earned	$5,267	$1,141

The increase in Section 45 tax credits earned during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due to our membership interest in GWN Manager and Tinuum Group's ownership in a single RC facility that is generating tax credits.

Interest expense
During the nine months ended September 30, 2018, interest expense decreased $0.9 million compared to the nine months ended September 30, 2017 primarily due to a reduction in the deferred balance related to Section 453A. This decrease was partially offset by an increase in the interest rate from 4% to 5% for 2018.
Other
During the nine months ended September 30, 2017, management revised its estimate for future royalty payments required under a legal settlement and recorded a reduction in its accrual of $3.4 million based in part on an updated forecast provided to us by a former equity method investment. This forecast included a material reduction in estimated future revenues generated at the specific activated carbon plant from which the royalties were generated. See further discussion in Note 5 to the Condensed Consolidated Financial Statements.
In 2016, the DOL opened an investigation into the 401(k) Plan. Based on the investigation, during the three months ended September 30, 2017, we believed a liability for a restorative payment to the 401(k) Plan was probable and reasonably estimable and, as such, we accrued $0.5 million as of September 30, 2017. As of December 31, 2017 and based on further discussions with the DOL as part of its investigation, we increased our accrual for a restorative payment to $1.0 million.
During the nine months ended September 30, 2017, we recorded an impairment charge of $0.5 million for the Highview Investment based on an estimated fair value of £1.00 per share compared to its estimated carrying value prior to the impairment charge of £2.00 per share.
Income tax expense
For the nine months ended September 30, 2018, we recorded income tax expense of $5.2 million compared to income tax expense of $12.6 million for nine months ended September 30, 2017. The income tax expense recorded for the nine months ended September 30, 2018 was comprised primarily of estimated federal income tax expense of $3.4 million and estimated state income tax expense of $1.8 million.
The income tax expense recorded for the nine months ended September 30, 2017 was comprised of estimated federal income tax expense of $11.9 million and estimated state income tax expense of $0.7 million. The decrease in income tax expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to the decrease in the federal statutory tax rate from 35 percent to 21 percent due to the Tax Act. In addition, the decrease in income tax expense period over period was attributable to a decrease in the valuation allowance against our deferred tax assets. The decrease in the valuation allowance was a result of updating our forecasts of continued future taxable income, which was primarily driven by increases in RC invested facilities.

Business Segments
As of September 30, 2018, we have two reportable segments: (1) RC and (2) EC. The business segment measurements provided to and evaluated by our chief operating decision maker are computed in accordance with the principles listed below:

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
The principal products and services of our segments are:

1.
RC - Our RC segment derives its earnings from equity method investments as well as royalty payment streams and other revenues related to enhanced combustion of and reduced emissions of both NOX and mercury from the burning of coal. Our equity method investments related to the RC segment include Tinuum Group, Tinuum Services and other immaterial equity method investments. Segment revenues include our equity method earnings (losses) from our equity method investments and royalty earnings from Tinuum Group. These earnings are included within the Earnings from equity method investments and License royalties, related party line items in the Condensed Consolidated Statements of Operations. Key drivers to the RC segment performance are operating and retained, produced and sold RC, royalty-bearing tonnage, and the number of operating (leased or sold) and retained RC facilities. These key drivers impact our earnings and cash distributions from equity method investments.

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

The following table presents our operating segment results for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenues:
Refined Coal:
Earnings in equity method investments	$9,715	$12,120	$37,857	$36,089
Royalties, related party	4,104	2,804	10,857	6,425
	13,819	14,924	48,714	42,514
Emissions Control:
Chemicals	1,043	717	2,390	3,844
Equipment Sales	—	1,577	72	31,304
	1,043	2,294	2,462	35,148
Total segment reporting revenues	14,862	17,218	51,176	77,662
Adjustments to reconcile to reported revenues:
Refined Coal:
Earnings in equity method investments	(9,715)	(12,120)	(37,857)	(36,089)
Total reported revenues	$5,147	$5,098	$13,319	$41,573

Segment operating income (loss):
Refined Coal (1)	$12,798	$13,991	$45,775	$40,149
Emissions Control	(1,168)	(895)	(3,493)	1,265
Total segment operating income	$11,630	$13,096	$42,282	$41,414
(1) Included within the RC segment operating income for the three and nine months ended September 30, 2018 and 2017 is 453A interest expense of $0.4 million, $1.1 million, $0.6 million and $1.6 million, respectively.

RC
The following table details the segment revenues of our respective equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Earnings from Tinuum Group	$8,075	$11,050	$33,575	$33,363
Earnings from Tinuum Services	1,639	1,061	4,281	2,717
Earnings from other	1	9	1	9
Earnings from equity method investments	$9,715	$12,120	$37,857	$36,089

For the three months ended September 30, 2018 and September 30, 2017
RC earnings decreased primarily due to a decrease in equity earnings in Tinuum Group during the three months ended September 30, 2018 compared to the same quarter in 2017, as presented above. Our equity earnings decreased primarily due to completing a sale of an RC facility to a third-party investor during the three months ended September 30, 2017, which included a prepayment amount to Tinuum Group, which was subsequently distributed to Tinuum Group's equity members. Additionally, Tinuum Group also incurred costs related to the engineering and installation phases of RC facilities, which have reduced distributions to Tinuum Group's equity members for the September 30, 2018 quarter. Distributions received from Tinuum Group for the three months ended September 30, 2018 and 2017 were recorded directly to earnings, as our investment was in a memorandum account as discussed in Note 3.

Earnings from Tinuum Services for the three months ended September 30, 2018 increased compared to the same quarter in 2017 primarily due to an increase in the number of operating RC facilities from 14 to 17 in which Tinuum Services provides operating and maintenance services.
RC earnings were positively impacted during the three months ended September 30, 2018 by an increase in royalties related to Tinuum Group's use of our M-45 License. During the three months ended September 30, 2018 and 2017, there were 10.5 million tons and 6.9 million tons, respectively, of RC produced using the M-45 Technology. The increase in Royalty revenue was driven by an increase in rent payments to Tinuum Group and the related tons subject to the M-45 License.
Additional discussion of our equity method investments is included above within our consolidated results and in Note 3 of the Condensed Consolidated Financial Statements.
EC
Discussion of revenues derived from our EC segment and costs related thereto are included above within our consolidated results.
For the three months ended September 30, 2018 and September 30, 2017
EC segment operating income decreased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to the decrease in revenues of Equipment sales and lower gross margins for chemical revenues, as discussed above within the consolidated results, as well as $0.5 million of severance expense related to the EC segment during the three months ended September 30, 2018. The increase in severance expense is offset by decreases in general and administrative and other expenses allocated to the EC segment.

RC

For the nine months ended September 30, 2018 and September 30, 2017
RC earnings increased primarily due to an increase in equity earnings in Tinuum Group during the nine months ended September 30, 2018 compared to the same quarter in 2017, as presented above. Our equity earnings increased primarily due to an increase in cash distributions from Tinuum Group due to the addition of four invested facilities, three of which were materially invested by third parties, as discussed in the consolidated results above. For the nine months ended September 30, 2018, our share of equity earnings from Tinuum Group increased $0.2 million from the comparable period in 2017 due to an increase in lease revenues driven by significant sales of facilities to third-party investors. Distributions received from Tinuum Group for the nine months ended September 30, 2017 were recorded directly to earnings, as our investment was in a memorandum account as discussed in Note 3.

Earnings from Tinuum Services for the nine months ended September 30, 2018 increased compared to the same period in 2017 primarily due to an increase in the number of operating RC facilities from 14 to 17 in which Tinuum Services provides operating and maintenance services.
RC earnings were positively impacted during the nine months ended September 30, 2018 by an increase in royalties related to Tinuum Group's use of our M-45 License. During the nine months ended September 30, 2018 and 2017, there were 26.4 million tons and 14.5 million tons, respectively, of RC produced using the M-45 Technology. The increase in Royalty revenue was driven by an increase in rent payments to Tinuum Group and the related tons subject to the M-45 License.
Additional discussion of our equity method investments is included above within our consolidated results and in Note 3 of the Condensed Consolidated Financial Statements.
EC
Discussion of revenues derived from our EC segment and costs related thereto are included above within our consolidated results.
For the nine months ended September 30, 2018 and September 30, 2017
EC segment operating income decreased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the decrease in revenues, as discussed above within the consolidated results, and $1.0 million in severance expense related to the EC segment during the nine months ended September 30, 2018.

Liquidity and Capital Resources
Overview of Factors Affecting Our Liquidity
During the nine months ended September 30, 2018, our liquidity position was positively affected primarily due to distributions from Tinuum Group and Tinuum Services and borrowing availability under our bank ("Lender") line of credit ("Line of Credit").
Our principal sources of cash include:

•	cash on hand;

•	distributions from Tinuum Group and Tinuum Services;

•	royalty payments from Tinuum Group; and

•	our Line of Credit
Our principal uses of cash during the nine months ended September 30, 2018 included:

•	repurchases of shares of common stock;

•	payment of dividends;

•	our business operating expenses, including federal and state tax payments; and

•	delivering on our existing contracts and customer commitments

Dividends declared by the Board, and paid quarterly per share on all outstanding shares of comment stock during the three and nine months ended September 30, 2018 were as follows:

	2018		2017
	Per share	Date paid	Per share	Date paid
Dividends declared during quarter ended:
March 31	$0.25	March 8, 2018	$—	—
June 30	0.25	June 8, 2018	0.25	July 17, 2017
September 30	0.25	September 6, 2018	0.25	September 7, 2017
	$0.75		$0.50
A portion of this dividend as well as a portion of prior declared dividends remains accrued and represents dividends accumulated on nonvested shares of our common stock held by our employees and directors that contain dividend rights that are forfeitable and not payable until the underlying shares vest.
On September 30, 2018, we and a bank (the "Lender") entered into an amendment (the "Twelfth Amendment") to the Line of Credit. The Twelfth Amendment decreased the Line of Credit to $5.0 million due to decreased collateral requirements, extended the maturity date of the Line of Credit to September 15, 2020 and permitted the Line of Credit to be used as collateral (in place of restricted cash) for letters of credit ("LC's") up to $5.0 million related to equipment projects and certain other agreements. Under the Line of Credit, there is no minimum balance requirement based on us meeting certain conditions and maintaining minimum trailing twelve-month EBITDA (earnings before interest, taxes, depreciation and amortization) as previously defined in the "Eleventh Amendment" to the Line of Credit of $24.0 million.
As of September 30, 2018, there were no outstanding borrowings under the Line of Credit and an outstanding LC as of December 31, 2017 was terminated by us and the other parties in January 2018.
On October 24, 2018, we announced that Tinuum Group completed a transaction for an additional RC facility. The RC facility is located at a coal plant that has historically burned in excess of 3.0 million tons of coal per year and is royalty bearing to us. With this addition, Tinuum Group has 19 invested facilities in full-time operation.
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

Sources and Uses of Cash
Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017
Cash and cash equivalents increased from $30.7 million as of December 31, 2017 to $31.9 million as of September 30, 2018. The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017, respectively:

	Nine Months Ended September 30,
(in thousands)	2018	2017	Change
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$(4,311)	$(9,080)	$4,769
Investing activities	32,634	32,959	(325)
Financing activities	(27,102)	(24,000)	(3,102)
Net change in cash and cash equivalents and restricted cash	$1,221	$(121)	$1,342
Additionally, the following table summarizes the cash flows of Tinuum Group, whose cash distributions most significantly impact our consolidated cash flow results, for the nine months ended September 30, 2018 and 2017, respectively:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Tinuum Group cash, beginning of year	$13,309	$10,897
Cash provided by (used in):
Operating activities	49,021	45,868
Investing activities (1)	(12,246)	(4,456)
Financing activities	(23,146)	(40,024)
Net change in cash	13,629	1,388
Tinuum Group cash, end of period	$26,938	$12,285
(1) During the nine months ended September 30, 2018 and 2017, Tinuum Group's use of cash related to RC facilities in the engineering and installation phase.
Cash flow from operating activities
Cash flows used in operating activities for the nine months ended September 30, 2018 were $4.3 million and changed by $4.8 million compared to the nine months ended September 30, 2017. Cash flows from operating activities were positively impacted primarily by the following: (1) net income of $28.5 million, which was primarily due to earnings from equity method investees of $37.9 million and license royalties earned from Tinuum Group of $10.9 million; (2) distributions from equity method investees, return on investment of $4.0 million; and (3) stock-based compensation of $1.9 million. Offsetting these increases to operating cash flows were earnings from equity method investees of $37.9 million, an increase in deferred tax assets of $1.0 million, and a net increase in working capital of $2.9 million.

Cash flows used in operating activities for the nine months ended September 30, 2017 were $9.1 million and were positively impacted primarily by the following: (1) net income of $20.9 million, which was primarily due to earnings from equity method investees of $36.1 million and license royalties earned from Tinuum Group of $6.4 million; (2) distributions from equity method investees, return on investment of $3.7 million; (3) a decrease in deferred tax assets of $11.1 million, primarily from the recognition of deferred income tax expense during the nine months ended September 30, 2017; and (4) a net increase in working capital of $0.2 million, primarily from insurance recoveries received on various legal matters. Offsetting these increases to operating cash flows were primarily earnings from equity method investees of $36.1 million and a decrease in the Legal settlements and accrual of $11.6 million, primarily from the settlement of various legal matters and payments made under the "Norit Settlement" (as defined in Note 5).
Cash flow from investing activities
Distributions from equity method investees
Distributions received from our equity method investees reported as return in excess of investment basis within investing cash flows increased by $0.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was driven primarily by an increase in cash distributions related to additional invested RC facilities in the second half of 2017 and first half of 2018. All of these cash distributions were received from Tinuum Group.

Contributions to equity method investees
During the nine months ended September 30, 2018, we made a contribution to Tinuum Services of $0.8 million due to a capital call.
Cash flow from financing activities
Cash dividends paid
During the nine months ended September 30, 2018 and 2017, we made payments of $15.2 million and $10.5 million, respectively, related to dividends declared on our common stock.
Repurchase of common stock
As described in Note 6 of the Condensed Consolidated Financial Statements, during the nine months ended September 30, 2018 and under a stock repurchase program (the "Stock Repurchase Program") authorized by our Board of Directors, we purchased 825,418 shares of our common stock for cash of $9.1 million inclusive of commissions and fees. Of these amounts, $2.2 million was purchased in a single block through a privately negotiated transaction. Under the Stock Repurchase Program, we were authorized to purchase up to $20.0 million of our outstanding common stock. Pursuant to its terms, the Stock Repurchase Program terminated on July 31, 2018.
On September 12, 2018, we repurchased 186,212 shares of its common stock for $2.1 million in a single block through a privately negotiated transaction.
During the nine months ended September 30, 2017, and as described in Note 6 of the Condensed Consolidated Financial Statements, we purchased 1,370,891 shares of our common stock in the amount of $13.0 million, including fees and other expenses, related to a Dutch Tender offer conducted in May of 2017.
Equity award activity
During the nine months ended September 30, 2018 and 2017, we used $0.7 million and $0.5 million, respectively, for the repurchase of shares to satisfy tax withholdings upon the vesting of equity-based awards.
Borrowings and repayments on Line of Credit
During March 2017, a customer drew on an LC related to an equipment system in the amount of $0.8 million, which was funded by borrowing availability under the Line of Credit. We subsequently repaid this amount to the Lender as of March 31, 2017.
Contractual Obligations
During the nine months ended September 30, 2018, there were no material changes to our contractual obligations outside of the ordinary course of business from those reported as of December 31, 2017.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2018, we did not engage in any off-balance sheet arrangements except those discussed in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2017 10-K, which included operating leases and future 453A interest obligations.
Critical Accounting Policies and Estimates
Except for the adoption of ASC 606 related to revenue recognition, our significant accounting policies and estimates have not changed from those reported in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2017 10-K.
Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report for new accounting guidance issued during the nine months ended September 30, 2018 and subsequent thereto through the date of this Quarterly Report.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There are no material updates to our risk factors as disclosed in our 2017 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period		(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
July 1 to July 31, 2018		—	$—	—	$—
August 1 to August 31, 2018		—	—	—	—
September 1 to September 30, 2018	(1)	186,212	11.05	—	—

Total		186,212	$11.05	—	$—

(1) Included within this month, these shares, at a total price of $2.1 million, were purchased in a single block through a privately negotiated transaction.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
10.1
Twelfth Amendment to 2013 Loan and Security Agreement by and among ADA-ES, Inc., Advanced Emissions Solutions, Inc., and CoBiz Bank d/b/a Colorado Business Bank in the State of Colorado dated as of September 30, 2018*

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

Advanced Emissions Solutions, Inc.
(Registrant)

November 6, 2018	By:	/s/ L. Heath Sampson
L. Heath Sampson
Chief Executive Officer
(Principal Executive Officer)

November 6, 2018	By:	/s/ Greg P. Marken
Greg P. Marken
Chief Financial Officer
(Principal Financial and Accounting Officer)