Form 10-Q
period 2019-06-30
Advanced Emissions Solutions, Inc.
filed 2019-08-05
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of August 1, 2019, there were 18,578,019 outstanding shares of Advanced Emissions Solutions, Inc. common stock, par value $0.001 per share.

Part I. – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$15,420	$18,577
Receivables, net	5,606	9,554
Receivables, related parties	4,189	4,284
Inventories, net	17,798	21,791
Prepaid expenses and other assets	5,598	5,570
Total current assets	48,611	59,776
Restricted cash, long-term	5,000	5,195
Property, plant and equipment, net of accumulated depreciation of $4,179 and $1,499, respectively	44,825	42,697
Intangible assets, net	4,501	4,830
Equity method investments	48,403	6,634
Deferred tax assets, net	19,179	32,539
Other long-term assets, net	16,553	7,993
Total Assets	$187,072	$159,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,631	$6,235
Accrued payroll and related liabilities	3,450	8,279
Current portion of long-term debt	24,025	24,067
Other current liabilities	5,552	2,138
Total current liabilities	39,658	40,719
Long-term debt	34,204	50,058
Other long-term liabilities	5,449	940
Total Liabilities	79,311	91,717
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: par value of $.001 per share, 50,000,000 shares authorized, none outstanding	—	—
Common stock: par value of $.001 per share, 100,000,000 shares authorized, 22,867,405 and 22,640,677 shares issued, and 18,554,626 and 18,576,489 shares outstanding at June 30, 2019 and December 31, 2018, respectively	23	23
Treasury stock, at cost: 4,312,779 and 4,064,188 shares as of June 30, 2019 and December 31, 2018, respectively	(44,571)	(41,740)
Additional paid-in capital	97,354	96,750
Retained earnings	54,955	12,914
Total stockholders’ equity	107,761	67,947
Total Liabilities and Stockholders’ Equity	$187,072	$159,664

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenues:
Consumables	$11,386	$726	$26,495	$1,347
License royalties, related party	4,191	3,523	8,411	6,753
Other	—	24	—	72
Total revenues	15,577	4,273	34,906	8,172
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	12,286	902	26,394	1,613
Other sales cost of revenue, exclusive of depreciation and amortization	6	(198)	6	(346)
Payroll and benefits	2,798	2,759	5,354	4,973
Legal and professional fees	1,569	1,213	3,545	2,761
General and administrative	2,421	1,094	4,563	2,264
Depreciation, amortization, depletion and accretion	757	72	2,859	188
Total operating expenses	19,837	5,842	42,721	11,453
Operating loss	(4,260)	(1,569)	(7,815)	(3,281)
Other income (expense):
Earnings from equity method investments	20,935	15,889	42,625	28,142
Interest expense	(1,987)	(412)	(4,091)	(748)
Other	60	34	130	60
Total other income	19,008	15,511	38,664	27,454
Income before income tax expense	14,748	13,942	30,849	24,173
Income tax expense (benefit)	6,634	(1,349)	8,333	1,220
Net income	$8,114	$15,291	$22,516	$22,953
Earnings per common share (Note 1):
Basic	$0.45	$0.76	$1.23	$1.13
Diluted	$0.44	$0.75	$1.22	$1.12
Weighted-average number of common shares outstanding:
Basic	18,172	20,062	18,219	20,275
Diluted	18,377	20,195	18,412	20,386

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2019	22,640,677	$23	(4,064,188)	$(41,740)	$96,750	$12,914	$67,947
Cumulative effect of change in accounting principle (Note 1)	—	—	—	—	—	28,817	28,817
Stock-based compensation	218,465	—	—	—	317	—	317
Repurchase of common shares to satisfy minimum tax withholdings	(22,707)	—	—	—	(245)	—	(245)
Cash dividends declared on common stock, $0.25 per share	—	—	—	—	—	(4,629)	(4,629)
Repurchase of common shares	—	—	(63,876)	(693)	—	—	(693)
Net income	—	—	—	—	—	14,402	14,402
Balances, March 31, 2019	22,836,435	23	(4,128,064)	(42,433)	96,822	51,504	105,916
Stock-based compensation	31,715	—	—	—	541	—	541
Repurchase of common shares to satisfy minimum tax withholdings	(745)	—	—	—	(9)	—	(9)
Cash dividends declared on common stock, $0.25 per share	—	—	—	—	—	(4,663)	(4,663)
Repurchase of common shares	—	—	(184,715)	(2,138)	—	—	(2,138)
Net income	—	—	—	—	—	8,114	8,114
Balances, June 30, 2019	22,867,405	$23	(4,312,779)	$(44,571)	$97,354	$54,955	$107,761

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balances, January 1, 2018	22,465,821	$22	(1,713,766)	$(16,397)	$105,308	$(15,478)	$73,455
Cumulative effect from adoption of ASC 606	—	—	—	—	—	2,950	2,950
Stock-based compensation	193,583	1	—	—	335	—	336
Repurchase of common shares to satisfy minimum tax withholdings	(22,375)	—	—	—	(267)	—	(267)
Cash dividends declared on common stock, $0.25 per share	—	—	—	—	(5,189)	—	(5,189)
Repurchase of common shares	—	—	(149,217)	(1,642)	—	—	(1,642)
Net income	—	—	—	—	—	7,662	7,662
Balances, March 31, 2018	22,637,029	23	(1,862,983)	(18,039)	100,187	(4,866)	77,305
Stock-based compensation	(1,135)	—	—	—	675	—	675
Repurchase of common shares to satisfy minimum tax withholdings	(8,259)	—	—	—	(92)	—	(92)
Cash dividends declared on common stock, $0.25 per share	—	—	—	—	(5,090)	—	(5,090)
Repurchase of common shares	—	—	(676,201)	(7,469)	—	—	(7,469)
Net income	—	—	—	—	—	15,291	15,291
Balances, June 30, 2018	22,627,635	$23	(2,539,184)	$(25,508)	$95,680	$10,425	$80,620

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$22,516	$22,953
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in valuation allowance on deferred tax assets	849	(498)
Depreciation, amortization, depletion and accretion	2,859	188
Amortization of debt discount and debt issuance costs	851	—
Stock-based compensation expense	858	1,010
Earnings from equity method investments	(42,625)	(28,142)
Other non-cash items, net	474	192
Changes in operating assets and liabilities:
Receivables and related party receivables	4,044	(64)
Prepaid expenses and other assets	47	(375)
Costs incurred on uncompleted contracts	—	15,945
Inventories	3,794	—
Deferred tax assets, net	4,097	(246)
Other long-term assets	1,470	—
Accounts payable	(758)	323
Accrued payroll and related liabilities	(4,829)	152
Other current liabilities	862	(1,505)
Billings on uncompleted contracts	—	(15,945)
Operating lease liabilities	(1,563)	—
Other long-term liabilities	(462)	(135)
Distributions from equity method investees, return on investment	38,088	2,700
Net cash provided by (used in) operating activities	30,572	(3,447)
Cash flows from investing activities
Distributions from equity method investees in excess of cumulative earnings	—	25,500
Acquisition of business	(661)	—
Acquisition of property, plant, equipment, and intangible assets	(3,797)	(131)
Mine development costs	(521)	—
Contributions to equity method investees	—	(750)
Net cash (used in) provided by investing activities	(4,979)	24,619
Cash flows from financing activities
Principal payments on term loan	(16,000)	—
Principal payments on finance lease obligations	(681)	—
Dividends paid	(9,179)	(10,216)
Repurchase of common shares	(2,831)	(9,111)
Repurchase of common shares to satisfy tax withholdings	(254)	(359)
Net cash used in financing activities	(28,945)	(19,686)
(Decrease) increase in Cash and Cash Equivalents and Restricted Cash	(3,352)	1,486
Cash and Cash Equivalents and Restricted Cash, beginning of period	23,772	30,693
Cash and Cash Equivalents and Restricted Cash, end of period	$20,420	$32,179
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment through accounts payable	$1,561	$—
Dividends declared, not paid	$113	$63
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
On December 7, 2018 (the "Acquisition Date"), the Company acquired (the "Carbon Solutions Acquisition") 100% of the equity interests of ADA Carbon Solutions, LLC (“Carbon Solutions”). Carbon Solutions is a manufacturer and seller of activated carbon ("AC") used in mercury capture for the coal-fired power plant, industrial and water treatment markets. Carbon Solutions also owns an associated lignite mine that supplies the primary raw material for manufacturing powdered activated carbon. Carbon Solutions was formed in 2008 as a 50/50 joint venture by the Company and Energy Capital Partners LLC. The Company relinquished its ownership in 2011 as part of a legal settlement agreement as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The Company acquired Carbon Solutions primarily to expand the Company's product offerings within the mercury control industry and other complementary PAC markets.
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
The unaudited Condensed Consolidated Financial Statements of ADES in this quarterly report ("Quarterly Report") are presented on a consolidated basis and include ADES and its wholly-owned subsidiaries (collectively, the "Company"). Also included within the unaudited Condensed Consolidated Financial Statements are the Company's unconsolidated equity investments; Tinuum Group, Tinuum Services, LLC ("Tinuum Services"), and GWN Manager, LLC ("GWN Manager"), which are accounted for under the equity method of accounting, and Highview Enterprises Limited (the "Highview Investment"), which is accounted for in accordance with U.S. GAAP applicable to equity investments that do not qualify for the equity method of accounting.
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
The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income	$8,114	$15,291	$22,516	$22,953
Less: Dividends and undistributed income allocated to participating securities	11	51	31	77
Income attributable to common stockholders	$8,103	$15,240	$22,485	$22,876

Basic weighted-average common shares outstanding	18,172	20,062	18,219	20,275
Add: dilutive effect of equity instruments	205	133	193	111
Diluted weighted-average shares outstanding	18,377	20,195	18,412	20,386
Earnings per share - basic	$0.45	$0.76	$1.23	$1.13
Earnings per share - diluted	$0.44	$0.75	$1.22	$1.12
For the three and six months ended June 30, 2019 and 2018, RSA's and Stock Options convertible to 0.3 million and 0.3 million shares, respectively, and 0.3 million and 0.4 million shares, respectively, of common stock for each of the periods presented were outstanding but were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2018, Stock Options to purchase 0.1 million shares, which vest based on the Company achieving specified performance targets, were outstanding, but were not included in the computation of diluted net income per share for a portion of this period because they were determined not to be contingently issuable.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There have been no changes in the Company’s critical accounting estimates from those that were disclosed in the 2018 Form 10-K. Actual results could differ from these estimates.
Risks and Uncertainties
The Company’s earnings are significantly affected by equity earnings it receives from Tinuum Group. As of June 30, 2019, Tinuum Group has 21 invested RC facilities of which 11 are leased to a single customer. A majority of these leases are periodically renewed and the loss of this single customer or material modification to the lease terms of these facilities by this customer would have a significant adverse impact on Tinuum Group's financial position, results of operations and cash flows, which in turn would have material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company's revenues, sales volumes, earnings and cash flows are significantly affected by prices of competing power generation sources such as natural gas and renewable energy. Low natural gas prices make it a competitive alternative to coal-fired power generation and therefore, coal consumption may be reduced, which reduces the demand for our products. In addition, coal consumption and demand for our products is also affected by the demand for electricity, which is higher in the warmer and colder months of the year. Abnormal temperatures during the summer and winter months may significantly reduce coal consumption and thus the demand for our products.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Reclassifications
Certain balances have been reclassified from the prior year to conform to the current year presentation. No reclassifications have any impact to income before income taxes or net income.
New Accounting Standards
Recently Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which created ASC Topic 842 - Leases ("ASC 842"), requiring lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and have lease terms of more than 12 months. ASC 842 retains the distinction between finance leases (formerly defined as capital leases) and operating leases. On January 1, 2019, the Company adopted ASC 842 retrospectively beginning with the date of adoption. Under this adoption method, the application date is the beginning of the reporting period in which the Company first applies the provisions of ASC 842. Accordingly, the Company’s reporting for the comparative periods presented in the financial statements and related disclosures continues in accordance with legacy U.S. GAAP under ASC Topic 840 - Leases ("ASC 840"). The adoption of ASC 842 had no impact to the opening balance of retained earnings.
As of the adoption date, the Company recorded $7.0 million and $7.0 million of "right of use" ("ROU") assets and incremental lease liabilities, respectively. The cumulative effect of the change from the adoption of ASC 842 to the Consolidated Balance Sheet as of January 1, 2019 is shown in the table that follows:

	Balance as of	Impact of	Balance as of
(in thousands)	December 31, 2018	Adoption	January 1, 2019
Balance Sheet
Other long-term assets	$7,993	$6,956	$14,949
Other liabilities	$50,058	$3,085	$53,143
Other long-term liabilities	$940	$3,871	$4,811
See Note 6 for additional disclosures required under ASC 842 in the year of adoption.
As of January 1, 2019, Tinuum Group adopted ASU 2016-02 and ASU 2014-09 (Topic 606), Revenue from Contracts with Customers ("ASU 2014-09"). As a result of Tinuum Group’s adoption of these pronouncements, the Company recorded a cumulative effect increase of $28.8 million to Retained earnings as of January 1, 2019, based on the Company's ownership percentage of Tinuum Group's cumulative effect adjustment, and increased its investment balance in Tinuum Group in the amount of $37.2 million and established a deferred tax liability of $8.4 million. As a result of the increase in the investment balance in Tinuum Group, for the six months ended June 30, 2019, the Company began recognizing equity earnings in Tinuum Group based on its pro-rata share of Tinuum Group’s net income rather than based on cash distributions received as had been required in prior periods as a result of the cumulative cash distributions exceeding the cumulative pro-rata share of Tinuum Group's net income.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments in ASU 2018-13 improve the effectiveness of fair value measurement disclosures and modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement ("Topic 820"), based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. ASU

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the provisions of ASU 2018-13 and assessing its impact on the Company's financial statement disclosures. The Company does not believe this standard will have a material impact on the Company's financial statement disclosures.

Note 2 - Acquisition
As described in Note 1, on the Acquisition Date, the Company completed the Carbon Solutions Acquisition for a total purchase price of $75.0 million (the "Purchase Price"). The results of Carbon Solutions have been included in the Company’s consolidated financial statements since the Acquisition Date. The fair value of the purchase consideration totaled $66.5 million and consisted of cash of $65.8 million and an additional purchase adjustment amount payable to Carbon Solutions' secured lender of $0.7 million, which was paid in March 2019. The Purchase Price was adjusted by assumed debt and contractual commitments of $11.8 million, less cash acquired of $3.3 million. The Company also paid $4.5 million in acquisition-related costs (or transaction costs) during the year ended December 31, 2018. The Company funded the cash consideration from cash on hand and the proceeds from the Term Loan and Security Agreement (the "Senior Term Loan") in the principal amount of $70.0 million, as more fully described in Note 5.

The following table summarizes the final purchase price allocation. Subsequent to December 31, 2018, the Company completed additional analysis and adjustments were made to the preliminary purchase price allocations as noted in the table below:

Fair value of assets acquired:	As Originally Reported	Adjustments	As Adjusted
Cash	$3,284	$—	$3,284
Receivables	6,409	—	6,409
Inventories	22,100	(356)	21,744
Prepaid expenses and other current assets	2,992	61	3,053
Spare parts	3,359	—	3,359
Property, plant and equipment	43,033	(377)	42,656
Mine leases and development	2,500	200	2,700
Mine reclamation asset	—	2,402	2,402
Intangible assets	4,000	100	4,100
Other assets	168	—	168
Amount attributable to assets acquired	87,845	2,030	89,875

Fair value of liabilities assumed:
Accounts payable	4,771	—	4,771
Accrued liabilities	7,354	254	7,608
Equipment lease liabilities	8,211	—	8,211
Mine reclamation liability	626	1,776	2,402
Other liabilities	437	—	437
Amount attributable to liabilities assumed	21,399	2,030	23,429

Net assets acquired	$66,446	$—	$66,446

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjustments to the preliminary purchase price allocation primarily relate to changes in fair values assigned to property, plant and equipment, intangible assets, mine reclamation liability and the related mine reclamation asset as a result of the final valuation report from the Company's third-party valuation firm issued in May 2019. In addition, during the six months ended June 30, 2019 and based on new information of facts and circumstances that existed as of the Acquisition Date, the Company revised its estimate used as of the Acquisition Date related to the net realizable value of certain finished goods inventory items as well as values assigned to certain prepaid and accrued expense items.
The adjustments have been recorded as of June 30, 2019 and are included in the Consolidated Balance Sheet as of June 30, 2019 and the resultant impact to the Statement of Operations for the three and six months ended June 30, 2019.
The following table represents the intangible assets, as adjusted for purchase price adjustments noted above, identified as part of the Carbon Solutions Acquisition:

(in thousands)	Amount	Weighted Average Useful Life (years)
Customer relationships	$2,200	5
Developed technology	1,600	5
Trade name	300	2
Total intangibles acquired	$4,100
Unaudited Pro Forma Financial Information
The following represents the pro forma effects of the Carbon Solutions Acquisition as if it had occurred on January 1, 2017. The pro forma pre-tax income for the period presented has been calculated after applying the Company’s accounting policies in effect for 2017 and 2018. In addition, pro forma net income for the three and six months ended June 30, 2018 includes: (1) the impact on Carbon Solutions of the adoption of ASC 606 effective January 1, 2018, which resulted in a reclassification of $1.8 million and $3.8 million, respectively, from Revenues to Cost of Revenue for freight costs billed to customers, with no impact to income from operations; (2) the reduction in depletion, depreciation and amortization resulting from the purchase price adjustments to Property, plant and equipment and Mine development costs; (3) the adjustment to interest expense from the combination of the Senior Term Loan that was used to fund the Carbon Solutions Acquisition and the elimination of certain debt of Carbon Solutions as a result of pay-offs by the Company as of the Acquisition Date; and (4) the removal of $2.1 million and $3.2 million in transaction costs incurred for the three and six months ended June 30, 2018, respectively, together with the income tax effect on (1) through (4). The pro forma results do not include any anticipated synergies or other expected benefits of the Carbon Solutions Acquisition. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the Carbon Solutions Acquisition been consummated as of January 1, 2017.
As of June 30, 2019, the Company identified a difference in depreciation as originally calculated and included in the pro forma net income disclosure for the three months ended March 31, 2018. The following table presents the effect of the change in calculated depreciation to pro forma net income for the three months ended March 31, 2018:

	For the three months ended March 31, 2018
(in thousands)	As reported	Adjustment	As adjusted
Net income	$3,727	$3,350	$7,077
The following table presents the pro forma effects of the Carbon Solutions Acquisition for the three and six months ended June 30, 2018:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2018
Revenues	$16,655	$35,150
Net income	$8,985	$16,062

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Inventories
The following table summarizes the Company's inventories recorded at the lower of average cost or net realizable value as of June 30, 2019 and December 31, 2018:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Product inventory (1)	$16,466	$19,403
Raw material inventory	1,332	2,388
	$17,798	$21,791
(1) As of June 30, 2019 and December 31, 2018, this amount includes zero and $5.0 million, respectively, attributed to the increase in fair value of inventory acquired from the Carbon Solutions Acquisition.

Note 4 - Equity Method Investments
Tinuum Group, LLC
The Company's ownership interest in Tinuum Group was 42.5% as of June 30, 2019 and December 31, 2018. Tinuum Group supplies technology equipment and technical services at select coal-fired generators, but its primary purpose is to put into operation facilities that produce and sell refined coal ("RC") that lower emissions and therefore qualify for Section 45 tax credits. Tinuum Group has been determined to be a variable interest entity ("VIE"); however, the Company does not have the power to direct the activities that most significantly impact Tinuum Group's economic performance and has therefore accounted for the investment under the equity method of accounting. The Company determined that the voting partners of Tinuum Group have identical voting rights, equity control interests and board control interests, and therefore, concluded that the power to direct the activities that most significantly impact Tinuum Group's economic performance was shared.
The following table summarizes the results of operations of Tinuum Group:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Gross profit	$38,180	$28,683	$79,380	$55,096
Operating, selling, general and administrative expenses	5,763	5,491	12,345	11,498
Income from operations	32,417	23,192	67,035	43,598
Other (expenses) income	(28)	(355)	23	(2,224)
Class B preferred return	—	—	—	(12)
Loss attributable to noncontrolling interest	12,891	10,244	28,667	21,019
Net income available to members	$45,280	$33,081	$95,725	$62,381
ADES equity earnings from Tinuum Group	$19,244	$14,450	$39,011	$25,500
For the three and six months ended June 30, 2018 periods presented in the table below, the difference between the Company's proportionate share of Tinuum Group's net income available to members (at its equity interest of 42.5%) and the Company's earnings from its Tinuum Group equity method investment as reported in the Condensed Consolidated Statements of Operations relates to the Company receiving distributions in excess of the carrying value of the equity investment, and therefore recognizing such excess distributions as equity method earnings in the period the distributions occur, as discussed below.
For the three and six months ended June 30, 2018 periods presented in the table below, the Company recognized equity earnings from Tinuum Group to the extent that cash distributions were received from Tinuum Group during the period. For the three months ended June 30, 2019, the Company recognized its pro-rata share of Tinuum Group's net income available to its members for the respective period. For the six months ended June 30, 2019, the Company recognized its pro-rata share of Tinuum Group's net income available to its members for the period, less the amount necessary to recover the cumulative earnings short-fall balance as of the end of the immediately preceding period, which was December 31, 2018. For the three and six months ended June 30, 2019, the Company recognized equity earnings from Tinuum Group of $19.2 million and $39.0 million, respectively. For the three and six months ended June 30, 2018, the Company recognized equity earnings from Tinuum Group of $14.5 million and $25.5 million, respectively. As of June 30, 2019 and December 31, 2018, the Company's carrying value in Tinuum Group was $42.5 million and zero, respectively.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following tables present the Company's investment balance, equity earnings and cash distributions in excess of the investment balance, if any, for the three and six months ended June 30, 2019 and 2018 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Memorandum Account: Cash distributions and equity earnings in (excess) of investment balance
Beginning balance	12/31/2018	$—	$—	$—	$(1,672)
Impact of adoption of accounting standards (1)	First Quarter	37,232	—	—	—
ADES proportionate share of income from Tinuum Group	First Quarter	21,439	21,439	—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	First Quarter	(1,672)	(1,672)	—	1,672
Cash distributions from Tinuum Group	First Quarter	(16,788)	—	16,788	—
Total investment balance, equity earnings (loss) and cash distributions	03/31/19	$40,211	$19,767	$16,788	$—
ADES proportionate share of income from Tinuum Group	Second Quarter	$19,244	$19,244	$—	$—
Cash distributions from Tinuum Group	Second Quarter	(17,000)	—	17,000	—
Total investment balance, equity earnings (loss) and cash distributions	6/30/2019	$42,455	$19,244	$17,000	$—

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Memorandum Account: Cash distributions and equity earnings in (excess) of investment balance
Beginning balance	12/31/2017	$—	$—	$—	$(12,218)
ADES proportionate share of income from Tinuum Group (2)	First Quarter	12,458	12,458	—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	First Quarter	(12,218)	(12,218)	—	12,218
Cash distributions from Tinuum Group	First Quarter	(11,050)	—	11,050	—
Adjustment for current year cash distributions in excess of investment balance	First Quarter	10,810	10,810	—	(10,810)
Total investment balance, equity earnings (loss) and cash distributions	3/31/2018	$—	$11,050	$11,050	$(10,810)
ADES proportionate share of income from Tinuum Group (2)	Second Quarter	$14,059	$14,059	$—	$—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	Second Quarter	(10,810)	(10,810)	—	10,810
Cash distributions from Tinuum Group	Second Quarter	(14,450)	—	14,450	—
Adjustment for current year cash distributions in excess of investment balance	Second Quarter	11,201	11,201	—	(11,201)
Total investment balance, equity earnings (loss) and cash distributions	6/30/2018	$—	$14,450	$14,450	$(11,201)
(1) As discussed in Note 1, Tinuum Group adopted ASC 606 and ASC 842 as of January 1, 2019. As a result of Tinuum Group’s adoption of these standards, the Company recorded a cumulative adjustment of $28.8 million, net of the impact of income taxes, related to the Company's percentage of Tinuum Group's cumulative effect adjustment that increased the Company's Retained earnings as of January 1, 2019.
(2) For the three and six months ended June 30, 2018, the amount of the Company's 42.5% proportionate share of net income available to members as shown in the table above may differ from mathematical calculations of the Company’s 42.5% equity interest in Tinuum Group multiplied by the amounts of net income available to members as shown in the table above of Tinuum Group results of operations due to adjustments related to the Class B preferred return.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tinuum Services, LLC
The Company has a 50% voting and economic interest in Tinuum Services, which is equivalent to the voting and economic interest of NexGen Refined Coal, LLC ("NexGen"). The Company has determined that Tinuum Services is not a VIE and has evaluated its consolidation analysis under the voting interest model. Because the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for its investment in Tinuum Services under the equity method of accounting. The Company’s investment in Tinuum Services as of June 30, 2019 and December 31, 2018 was $5.9 million and $6.6 million, respectively.
The following table summarizes the results of operations of Tinuum Services:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Gross loss	$(25,192)	$(21,701)	$(49,927)	$(42,707)
Operating, selling, general and administrative expenses	50,412	43,133	99,862	83,837
Loss from operations	(75,604)	(64,834)	(149,789)	(126,544)
Other (expenses) income	(316)	423	(558)	365
Loss attributable to noncontrolling interest	79,307	67,287	157,577	131,463
Net income	$3,387	$2,876	$7,230	$5,284
ADES equity earnings from Tinuum Services	$1,693	$1,438	$3,615	$2,642
Included within the Consolidated Statements of Operations of Tinuum Services for the three and six months ended June 30, 2019 and 2018, respectively, were losses related to VIE's of Tinuum Services. These losses do not impact the Company's equity earnings from Tinuum Services as 100% of those losses are attributable to a noncontrolling interest and eliminated in the calculations of Tinuum Services' net income attributable to the Company's interest.
The following table details the components of the Company's respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Earnings from Tinuum Group	$19,244	$14,450	$39,011	$25,500
Earnings from Tinuum Services	1,693	1,438	3,615	2,642
(Losses) earnings from other	(2)	1	(1)	—
Earnings from equity method investments	$20,935	$15,889	$42,625	$28,142
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

	Six Months Ended June 30,
(in thousands)	2019	2018
Distributions from equity method investees, return on investment
Tinuum Group	$33,788	$—
Tinuum Services	4,300	2,700
	$38,088	$2,700
Distributions from equity method investees in excess of investment basis
Tinuum Group	$—	$25,500
	$—	$25,500

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Debt Obligations

	As of
(in thousands)	June 30, 2019	December 31, 2018
Senior Term Loan due December 2021, related party	$54,000	$70,000
Less: net unamortized debt issuance costs	(1,620)	(1,990)
Less: net unamortized debt discount	(1,571)	(2,052)
Senior Term Loan due December 2021, net	50,809	65,958
Finance lease obligations (1)	7,420	8,167
	58,229	74,125
Less: Current maturities	(24,025)	(24,067)
Total long-term debt	$34,204	$50,058
(1) As of December 31, 2018, amounts related to capital lease obligations.
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
As of June 30, 2019, there were no outstanding borrowings under the Line of Credit.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Leases
The financial statement impact from the adoption of ASC 842 as of January 1, 2019 is due to recording ROU assets and related lease liabilities for operating lease commitments that were outstanding as of December 31, 2018. The Company has elected the transitional practical expedients allowed under ASC 842, which include among other things that the Company need not reassess: (1) whether any existing contracts are or contain leases, inclusive of land easements; (2) the lease classification or lease term for existing leases; and (3) initial direct costs for any existing leases.
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
Historically, Carbon Solutions has used leasing to fund the majority of its capital needs for mining and manufacturing equipment. As of June 30, 2019, the Company has obligations under finance and operating leases in the amounts of $7.4 million and $5.5 million, respectively. ROU assets under finance leases are mining equipment used at the Company’s lignite mine, which provides the key raw materials for manufacturing the Company’s products. ROU assets under operating leases are primarily plant equipment used at the Company’s manufacturing facility, but also include other office equipment, vehicles and office facilities. As of June 30, 2019, the Company has ROU assets, net of accumulated amortization, under finance leases and operating leases of $7.0 million and $5.5 million, respectively.
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
Variable lease payments represent payments made by a lessee for the right to use an underlying asset that vary because of changes in facts or circumstances occurring after the commence date of a lease other than the passage of time. Variable lease payments that are based on an index or rate, calculated by using the index or rate that exists on the lease commencement date, are included in the measurement of a lease liability. Certain of the Company’s operating leases for office facilities contain variable lease components that are not based on an index or rate, and the Company recognizes these payments as lease expense in the period in which the obligation for those payments is incurred.
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
Finance leases
Leases classified as capital leases under ASC 840 and the related assets and liabilities were carried forward at their carrying values of $8.1 million and $8.2 million, respectively, as of December 31, 2018, and were classified as finance leases as of January 1, 2019. ROU assets under finance leases and finance lease liabilities are included in Property, plant and equipment and Current portion and Long-term portion of borrowings, respectively, in the Condensed Consolidated Balance Sheet as of June 30, 2019.
Finance lease liabilities are subsequently measured by increasing the carrying amount to reflect interest expense on the finance lease liability and reducing the carrying amount of the lease liability to reflect lease payments made during the period. Interest on finance lease liabilities is determined in each period during the lease term as the amount that produces a constant periodic discount rate on the remaining balance of the lease liability. ROU assets under finance leases are amortized over the remaining lease term on a straight-line basis. Interest expense related to finance lease liabilities and amortization of ROU assets under finance leases are included in Interest expense and Depreciation, amortization, depletion and accretion, respectively, in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019.
Operating leases
Operating lease liabilities as of January 1, 2019 were calculated at the present value, using a discount rate of the lease, of the remaining minimum rental payments (as defined under ASC 840). As the rate implicit in all of the operating leases was not readily determinable, the Company determined its discount rate as of January 1, 2019 based on an estimate of its incremental borrowing rate. This rate was based on the Company’s effective borrowing rate on the Senior Term Loan, considering the collateral requirements contained therein, in effect as of January 1, 2019. ROU assets under operating leases as of January 1,

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2019 were determined as the calculated value of the operating lease liabilities less accrued lease payments and accrued lease incentives. As of December 31, 2018, the total amount of accrued lease payments and accrued lease incentives was approximately $0.1 million. ROU assets under operating leases and operating lease liabilities are included in Other long-term assets and Other liabilities and Other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet as of June 30, 2019.
Operating lease liabilities are subsequently measured at the present value of the lease payments not yet paid discounted using the discount rate for the lease established at the inception date of the lease (or January 1, 2019 for operating leases in effect as of December 31, 2018). ROU assets under operating leases are subsequently measured at the amounts of the related operating lease liability, adjusted for, as applicable, prepaid or accrued lease payments, the remaining balance of any lease incentives received, unamortized initial direct costs and impairment. Lease expense from operating leases is recognized as a single lease cost over the remaining lease term on a straight-line basis. Variable lease payments not included in operating lease liabilities are recognized as expense in the period in which the obligation for those payments is incurred. Lease expense for operating leases for the three and six months ended June 30, 2019 was $1.0 million and $2.2 million, respectively, of which $1.0 million and $2.1 million, respectively is included in Consumables - cost of revenue, exclusive of depreciation and amortization, and zero and $0.1 million, respectively, is included in General and administrative in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019.
Lease financial information as of and for the three and six months ended June 30, 2019 is provided in the following table:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$558	$1,094
Interest on lease liabilities	57	188
Operating lease cost	927	1,856
Short-term lease cost	189	360
Variable lease cost (1)	93	175
Total lease cost	$1,824	$3,673

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$1,901
Finance cash flows from finance leases		$681
Right-of-use assets obtained in exchange for new operating lease liabilities		$49
Weighted-average remaining lease term - finance leases		4.7 years
Weighted-average remaining lease term - operating leases		2.4 years
Weighted-average discount rate - finance leases		6.1%
Weighted-average discount rate - operating leases		8.6%
(1) Primarily includes common area maintenance, property taxes and insurance payable to lessors.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s future lease payments under finance and operating leases as of June 30, 2019:

(in thousands)	Operating Lease Commitments	Finance Lease Commitments	Total Lease Commitments
2019 (remaining six months)	$1,845	$867	$2,712
2020	2,328	1,707	4,035
2021	1,632	1,802	3,434
2022	310	951	1,261
2023	221	951	1,172
Thereafter	—	2,482	2,482
Total lease payments	6,336	8,760	15,096
Less: Imputed interest	(787)	(1,340)	(2,127)
Present value of lease payments	$5,549	$7,420	$12,969
Disclosures under ASC 840
Rent expense for the three and six months ended June 30, 2018 was $0.1 million and $0.1 million, respectively, and was included in General and administrative expense in the Condensed Consolidated Statement of Operations.
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
Trade receivables, net
The following table shows the components of Trade receivables, net:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Trade receivables	$6,173	$10,121
Less: Allowance for doubtful accounts	(567)	(567)
Trade receivables, net	$5,606	$9,554
For the three and six months ended June 30, 2019, the Company recognized zero provision for bad debt expense, respectively, related to specific accounts whose ultimate collection was in doubt. During the three and six months ended June 30, 2018, the Company settled a previously recorded commitment for additional work related to a contract with a customer, which resulted in a reduction to Equipment sales cost of revenue, exclusive of depreciation and amortization of $0.3 million and bad debt expense of $0.2 million. Bad debt expense is included within the General and administrative line item in the Consolidated Statements of Operations.
Disaggregation of Revenue
During the three and six months ended June 30, 2019 and 2018, all performance obligations related to revenues recognized were satisfied at a point in time. The Company disaggregates its revenues by its major components as well as between its two operating segments, which are further discussed in Note 13 to the condensed consolidated financial statements. The following tables disaggregate revenues by major source for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Segment				Segment
	PGI	RC	Other	Total	PGI	RC	Other	Total
Revenue component
Consumables	$11,049	$—	$337	$11,386	$25,602	$—	$893	$26,495
License royalties, related party	—	4,191	—	4,191	—	8,411	—	8,411
Revenues from customers	11,049	4,191	337	15,577	25,602	8,411	893	34,906

Earnings from equity method investments	—	20,935	—	20,935	—	42,625	—	42,625

Total revenues and earnings from equity method investments	$11,049	$25,126	$337	$36,512	$25,602	$51,036	$893	$77,531

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Segment				Segment
	PGI	RC	Other	Total	PGI	RC	Other	Total
Revenue component
Consumables	$726	$—	$—	$726	$1,347	$—	$—	$1,347
License royalties, related party	—	3,523	—	3,523	—	6,753	—	6,753
Other	24	—	—	24	72	—	—	72
Revenues from customers	750	3,523	—	4,273	1,419	6,753	—	8,172

Earnings from equity method investments	—	15,889	—	15,889	—	28,142	—	28,142

Total revenues and earnings from equity method investments	$750	$19,412	$—	$20,162	$1,419	$34,895	$—	$36,314

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 - Commitments and Contingencies
Legal Proceedings
The Company is from time to time subject to, and is presently involved in, various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and to outcomes, the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements, and judgments where management has assessed that a loss is probable and an amount can be reasonably estimated. There were no significant legal proceedings as of June 30, 2019.
Restricted Cash
As of June 30, 2019 and December 31, 2018, the Company had long-term restricted cash of $5.0 million and $5.2 million, respectively, which primarily consisted of minimum cash balance requirements under the Senior Term Loan. As of June 30, 2019 and December 31, 2018, the Company had short-term restricted cash of zero and $0.1 million, respectively, related to other commitments.
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
For the three and six months ended June 30, 2019, under the respective stock repurchase program authorized by the Board, the Company purchased 184,715 and 248,591 shares of its common stock for cash of $2.1 million and $2.8 million, respectively, inclusive of commissions and fees. For the three and six months ended June 30, 2018, under the respective stock repurchase program authorized by the Board, the Company purchased 676,201 and 825,418 shares of its common stock for cash of $7.5 million and $9.1 million, respectively, inclusive of commissions and fees.
Quarterly Cash Dividend
Dividends per share declared by the Board, and paid quarterly on all outstanding shares of common stock during the three and six months ended June 30, 2019 and 2018 were as follows:

	2019		2018
	Per share	Date paid	Per share	Date paid
Dividends declared during quarter ended:
March 31	$0.25	March 7, 2019	$0.25	March 8, 2018
June 30	$0.25	June 7, 2019	$0.25	June 8, 2018
A portion of the dividends declared remains accrued subsequent to the payment dates and represents dividends accumulated on nonvested shares of common stock held by employees and directors of the Company that contain forfeitable dividend rights that are not payable until the underlying shares of common stock vest. These amounts are included in both Other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2019.

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
On April 6, 2018, the Board approved the First Amendment to the Tax Asset Protection Plan (the "First Amendment") that amends the Tax Asset Protection Plan dated May 5, 2017. The First Amendment amended the definition of "Final Expiration Date" under the Tax Asset Protection Plan to extend the duration of the TAPP and makes associated changes in connection therewith. At the Company's 2018 annual meeting of stockholders, the Company's stockholders approved the First Amendment, thus the Final Expiration Date will be the close of business on December 31, 2019, which was subsequently extended, as described below.
On April 5, 2019, the Board approved the Second Amendment to the Tax Asset Protection Plan (the "Second Amendment") that amends the Tax Asset Protection Plan dated May 5, 2017, as amended by the First Amendment to Tax Asset Protection Plan, dated April 6, 2018 (the “TAPP”) between the Company and the Rights Agent. The Second Amendment amends the definition of the “Final Expiration Date” under the TAPP to extend the duration of the TAPP and makes associated changes in connection therewith. At the Company's 2019 annual meeting of stockholders, the Company's stockholders approved the Second Amendment, thus the Final Expiration Date will be the close of business on December 31, 2020.
Note 10 - Stock-Based Compensation
The Company grants equity-based awards to employees, non-employee directors, and consultants that may include, but are not limited to RSA's, restricted stock units ("RSU's") and stock options. Stock-based compensation expense related to manufacturing employees and administrative employees is included within the Cost of goods sold and Payroll and benefits line items, respectively, in the Condensed Consolidated Statements of Operations. Stock-based compensation expense related to non-employee directors and consultants is included within the General and administrative line item in the Condensed Consolidated Statements of Operations.
Total stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
RSA expense	$541	$675	$858	$952
Stock option expense	—	—	—	58
Total stock-based compensation expense	$541	$675	$858	$1,010
The amount of unrecognized compensation cost as of June 30, 2019, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of June 30, 2019
(in thousands)	Unrecognized Compensation Cost	Expected Weighted- Average Period of Recognition (in years)
RSA expense	$3,632	1.97
Total unrecognized stock-based compensation expense	$3,632	1.97
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
A summary of RSA and RSU activity under the Company's various stock compensation plans for the six months ended June 30, 2019 is presented below:

	Restricted Stock		Weighted-Average Grant Date Fair Value
(in thousands, except for share and per share amounts)	Awards	Units	RSA's	RSU's
Non-vested at January 1, 2019	280,852	20,000	$9.92	$10.52
Granted	252,590	—	$10.91	$—
Vested	(77,992)	—	$9.51	$—
Forfeited	(2,412)	—	$10.92	$—
Non-vested at June 30, 2019	453,038	20,000	$10.54	$10.52
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
A summary of stock option activity for the six months ended June 30, 2019 is presented below:

	Number of Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Options outstanding, January 1, 2019	529,780	$12.23
Options granted	—	—
Options exercised	—	—
Options expired / forfeited	(10,000)	19.28
Options outstanding, June 30, 2019	519,780	$12.09	$734	0.98
Options exercisable, June 30, 2019	519,780	$12.09	$734	0.98

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 11 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of Prepaid expenses and other assets and Other long-term assets, net as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Prepaid expenses and other assets:
Prepaid expenses	$1,904	$1,233
Prepaid income taxes	1,970	2,940
Other	1,724	1,397
	$5,598	$5,570
Other long-term assets:
Highview Investment	$552	$552
Spare parts	3,222	3,278
Mine development costs, net	3,167	2,531
Mine reclamation asset, net	2,390	—
Prepaid royalty expense, long-term	955	955
Right of use assets, operating leases, net	5,488	—
Other long-term assets	779	677
	$16,553	$7,993
Spare parts include critical spares required to support plant operations. Parts and supply costs are determined using the lower of cost or estimated replacement cost. Parts are recorded as maintenance expenses in the period in which they are consumed.
Mine development costs include acquisition costs, the cost of other development work and mitigation costs related to the Company's mining operations which are depleted over the estimated life of the related mine reserves, which is 18 years. The Company performs an evaluation of the recoverability of the carrying value of mine development costs to determine if facts and circumstances indicate that their carrying value may be impaired and if any adjustment is warranted. There were no indicators of impairment as of June 30, 2019. Mine reclamation asset represents an asset retirement obligation asset and is depreciated over the estimated life of the mine, which is 18 years.
The Company holds a long-term investment (the "Highview Investment") in Highview Enterprises Limited ("Highview"), a London, England based developmental stage company specializing in power storage. In November 2014, the Company acquired an 8% ownership interest in the common stock of Highview for $2.8 million in cash. The Company accounts for the Highview Investment as an investment recorded at cost, less impairment, plus or minus observable changes in price for identical or similar investments of the same issuer.
The Highview Investment is evaluated for indicators of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. There were no changes to the carrying value of the Highview Investment for the three and six months ended June 30, 2019 as there were no indicators of impairment or observable price changes for equity issued by Highview.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Other current liabilities:
Current portion of operating lease obligations	$2,725	$—
Accrued interest	996	407
Income and other taxes payable	909	479
Other	922	1,252
	$5,552	$2,138
Other long-term liabilities:
Operating lease obligations, long-term	$2,824	$—
Mine reclamation liability	2,490	624
Other long-term liabilities	135	316
	$5,449	$940
Supplemental Condensed Consolidated Statements of Operations Information
The following table details the components of Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest on Senior Term Loan	$1,134	$—	$2,404	$—
Debt discount and debt issuance costs	470	—	851	—
453A interest	326	404	648	740
Other	57	8	188	8
	$1,987	$412	$4,091	$748
Note 12 - Income Taxes
For the three and six months ended June 30, 2019 and 2018, the Company's income tax expense and effective tax rates based on forecasted pre-tax income were:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for rate)	2019	2018	2019	2018
Income tax expense (benefit)	$6,634	$(1,349)	$8,333	$1,220
Effective tax rate	45%	(10)%	27%	5%
The effective tax rate for the three and six months ended June 30, 2019 was different from the federal statutory rate primarily due to net increases of $4.8 million and $0.8 million during those periods, respectively, in the valuation allowance against deferred tax assets, and these changes were primarily a result of a change in forecasts of future taxable income as of June 30, 2019 in both the PGI and RC segments. In addition, the effective rate for both the three and six months ended June 30, 2019 was increased by state income tax expense, net of federal benefit.
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

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 13 - Business Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company's chief operating decision maker ("CODM"), or a decision-making group, in deciding how to allocate resources and in assessing financial performance. As of June 30, 2019, the Company's CODM was the Company's CEO. The Company's operating and reportable segments are identified by products and services provided.
As of June 30, 2019, the Company has two reportable segments: (1) Refined Coal ("RC"); and (2) Power Generation and Industrials ("PGI").
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

•
Segment operating income (loss) includes segment revenues and allocation of certain "Corporate general and administrative expenses," which include Payroll and benefits, Legal and professional fees and General and administrative.

•	RC segment operating income includes interest expense directly attributable to the RC segment.
As of June 30, 2019 and December 31, 2018, substantially all of the Company's material assets are located in the U.S. and all significant customers are U.S. companies. The following table presents the Company's operating segment results for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues:
Refined Coal:
Earnings in equity method investments	$20,935	$15,889	$42,625	$28,142
Royalties, related party	4,191	3,523	8,411	6,753
	25,126	19,412	51,036	34,895
Power Generation and Industrials:
Consumables	11,049	726	25,602	1,347
Other	—	24	—	72
	11,049	750	25,602	1,419
Total segment reporting revenues	36,175	20,162	76,638	36,314

Adjustments to reconcile to reported revenues:
Earnings in equity method investments	(20,935)	(15,889)	(42,625)	(28,142)
Corporate and other	337	—	893	—
Total reported revenues	$15,577	$4,273	$34,906	$8,172

Segment operating income (loss):
Refined Coal (1)	$24,596	$18,275	$49,979	$32,977
Power Generation and Industrials (2)	(3,862)	(1,387)	(7,324)	(2,325)
Total segment operating income	$20,734	$16,888	$42,655	$30,652
(1) Included in RC segment operating income for the three and six months ended June 30, 2019 and 2018 is 453A interest expense of $0.3 million and $0.6 million and $0.4 million and $0.7 million, respectively.
(2) Included in PGI segment operating loss for the three and six months ended June 30, 2019 was $1.3 million and $4.7 million, respectively, of costs recognized as a result of the step-up in inventory fair value recorded from the Carbon Solutions Acquisition. Also included in PGI segment operating loss for the three and six months ended June 30, 2019 was $0.7 million and $2.6 million, respectively, of depreciation, amortization, and depletion expense on mine and plant long-lived assets.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A reconciliation of reportable segment operating income to the Company's consolidated income before income tax expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Total reported segment operating income	$20,734	$16,888	42,655	30,652
Other operating loss	(353)	—	(751)	—
	20,381	16,888	41,904	30,652
Adjustments to reconcile to income before income tax expense attributable to the Company:
Corporate payroll and benefits	(804)	(950)	(1,236)	(2,097)
Corporate legal and professional fees	(1,556)	(1,140)	(3,517)	(2,588)
Corporate general and administrative	(1,715)	(884)	(3,149)	(1,825)
Corporate depreciation and amortization	(7)	(22)	(20)	(74)
Corporate interest (expense) income, net	(1,604)	(8)	(3,255)	(8)
Other income (expense), net	53	58	122	113
Income before income tax expense	$14,748	$13,942	$30,849	$24,173
Corporate general and administrative expenses include certain costs that benefit the business as a whole but are not directly related to one of the Company's segments. Such costs include, but are not limited to, accounting and human resources staff, information systems costs, legal fees, facility costs, audit fees and corporate governance expenses.
A reconciliation of reportable segment assets to the Company's consolidated assets is as follows:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Assets:
Refined Coal (1)	$53,131	$11,468
Power Generation and Industrials	82,611	85,786
Total segment assets	135,742	97,254
All Other and Corporate (2)	51,330	62,410
Consolidated	$187,072	$159,664
(1) Includes $48.4 million and $6.6 million of investments in equity method investees, respectively.
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

	As of June 30, 2019		As of December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Instruments:
Highview Investment	$552	$552	$552	$552
Highview Obligation	$213	$213	$213	$213
Concentration of credit risk
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company holds cash and cash equivalents at three financial institutions as of June 30, 2019. If an institution

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

was unable to perform its obligations, the Company would be at risk regarding the amount of cash and investments in excess of the Federal Deposit Insurance Corporation limits (currently $250 thousand) that would be returned to the Company.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2019 and December 31, 2018, the Company had no financial instruments carried and measured at fair value on a recurring basis.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company completed the Carbon Solutions Acquisition, in which the fair value of the purchase consideration totaled $66.5 million. The Company's allocation of purchase consideration to the estimated fair values of the assets acquired and liabilities assumed is disclosed in Note 2.
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
A summary of the net pretax charges, incurred by segment, is as follows:

		Pretax Charge
(in thousands, except employee data)	Approximate Number of Employees	Refined Coal (1)	Power Generation and Industrials (1)	All Other and Corporate (1)	Total
Three Months Ended June 30, 2019
Restructuring charges	—	$—	$—	$—	$—
Changes in estimates		—	—	—	—
Total pretax charge, net of reversals		$—	$—	$—	$—

Six Months Ended June 30, 2019
Restructuring charges	1	$—	$—	$172	$172
Changes in estimates		—	—	(104)	(104)
Total pretax charge, net of reversals		$—	$—	$68	$68

Three Months Ended June 30, 2018
Restructuring charges	6	$280	$496	$123	$899
Changes in estimates		—	—	—	—
Total pretax charge, net of reversals		$280	$496	$123	$899

Six Months Ended June 30, 2018
Restructuring charges	6	$280	$496	$123	$899
Changes in estimates		—	—	—	—
Total pretax charge, net of reversals		$280	$496	$123	$899
(1) Restructuring charges were allocated consistent with the allocations made in Note 13 - Business Segment Information

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company's change in restructuring accruals for the six months ended June 30, 2019:

(in thousands)	Employee Severance
Remaining accrual as of December 31, 2018	$2,208
Expense provision	172
Cash payments and other	(1,293)
Change in estimates	(104)
Remaining accrual as of June 30, 2019	$983
Restructuring accruals are included within the Accrued payroll and related liabilities line item in the Condensed Consolidated Balance Sheets. Restructuring expenses are included within the Payroll and benefits line item in the Condensed Consolidated Statements of Operations.
Note 16 - Subsequent Events
Unless disclosed elsewhere within the notes to the Condensed Consolidated Financial Statements, the following are the significant matters that occurred subsequent to June 30, 2019.
Dividends
On August 5, 2019, the Company's Board declared a quarterly dividend of $0.25 per share of common stock, which is payable on September 6, 2019 to stockholders of record as of the close of business on August 19, 2019.

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
We operate two segments: Refined Coal ("RC") and Power Generation and Industrials ("PGI") (f/k/a "Emissions Control" or "EC"). Our RC segment is comprised of our equity ownership in Tinuum Group, LLC ("Tinuum Group"), an unconsolidated entity that provides reduction of mercury and nitrogen oxide ("NOX") emissions at select coal-fired power generators through the production and sale of RC that qualifies for tax credits under the Internal Revenue Code ("IRC") Section 45 - Production Tax Credit ("Section 45 tax credits"). We benefit from Tinuum Group's production and sale of RC, which generates tax credits, as well as the revenue from selling or leasing RC facilities to tax equity investors.
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
On December 7, 2018 (the "Acquisition Date"), we acquired (the "Carbon Solutions Acquisition") 100% of the equity interests of ADA Carbon Solutions, LLC (“Carbon Solutions”). Carbon Solutions is a manufacturer and seller of AC and a leader in mercury capture using PAC for the coal-fired power plant, industrial and water treatment markets. Carbon Solutions also owns an associated lignite mine that supplies the primary raw material for manufacturing powdered activated carbon. Carbon Solutions was formed in 2008 as a 50/50 joint venture by the Company and Energy Capital Partners LLC. The Company relinquished its ownership in 2011 as part of a legal settlement agreement as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The Company acquired Carbon Solutions primarily to expand the Company's product offerings within the mercury control industry and other complimentary PAC markets.
Results of Operations
For the three and six months ended June 30, 2019, we recognized net income of $8.1 million and $22.5 million compared to net income of $15.3 million and $23.0 million for the three and six months ended June 30, 2018.

The operating results for the three and six months ended June 30, 2019 are primarily attributable to a combination of factors, including:

•	Continued performance in our RC business segment, principally related to equity earnings and royalties from our Tinuum Group and Tinuum Services, LLC ("Tinuum Services") equity investments; and

•	Performance in our PGI business segment, principally related to the Carbon Solutions Acquisition.
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

Comparison of the Three Months Ended June 30, 2019 and 2018
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the three months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2019	2018	($)	(%)
Revenues:
Consumables	$11,386	$726	$10,660	1,468%
License royalties, related party	4,191	3,523	668	19%
Other	—	24	(24)	*
Total revenues	$15,577	$4,273	$11,304	265%
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	$12,286	$902	$11,384	1,262%
Other sales cost of revenue, exclusive of depreciation and amortization	$6	$(198)	$204	(103)%
* Calculation not meaningful
Consumables and consumables cost of revenue
For the three months ended June 30, 2019 and 2018, consumables revenues increased quarter over quarter primarily due to Carbon Solutions' operations. These operations also increased the total pounds of our consumables sold quarter over quarter.
Consumables cost of revenue was negatively impacted during the three months ended June 30, 2019 due to $1.4 million of costs recognized as a result of a step-up in inventory fair value recorded from the Carbon Solutions Acquisition. As of June 30, 2019, the step-up in inventory was fully recognized in cost of revenue for the three months ended June 30, 2019, and consumables gross margin will not be impacted for the remainder of 2019.
Consumables revenue is affected by electricity demand driven by seasonal weather and related power generation needs as well as competitor prices related to alternative power generation sources such as natural gas. During the three months ended June 30, 2019, Consumables revenue and margins were negatively impacted by low coal-fired power dispatch driven by mild weather conditions as well as power generation from sources other than coal. In a recently updated forecast, the U.S. Energy Information Administration ("EIA") revised downward by 7% its December 2018 forecast for 2019 coal-fired electricity-generating units.
License royalties, related party
For the three months ended June 30, 2019 and 2018, there were 9.6 million tons and 8.2 million tons, respectively, of RC produced using M-45TM and M-45-PCTM technologies ("M-45 Technology"), which Tinuum Group licenses from us ("M-45 License"). The increase in license royalties was primarily due to Tinuum Group obtaining additional third-party investors for two new RC facilities, one each during the second and fourth quarters of 2018, as well as two additional RC facilities, one each during the first and second quarters of 2019, all of which use our M-45 License. The addition of these new invested RC facilities resulted in an increase in both payments to Tinuum Group and the related tons subject to the M-45 License.
Additional information related to revenue concentrations and contributions by class and reportable segment can be found within the Business Segments discussion and in Note 13 to the Condensed Consolidated Financial Statements.

Other Operating Expenses
A summary of the components of our operating expenses, exclusive of cost of revenue items (presented above), for the three months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2019	2018	($)	(%)
Operating expenses:
Payroll and benefits	$2,798	$2,759	$39	1%
Legal and professional fees	1,569	1,213	356	29%
General and administrative	2,421	1,094	1,327	121%
Depreciation, amortization, depletion and accretion	757	72	685	951%
	$7,545	$5,138	$2,407	47%

Payroll and benefits
Payroll and benefits expenses, which represent costs related to selling, general and administrative personnel, increased during the three months ended June 30, 2019 compared to the same quarter in 2018 due to an increase in headcount of personnel resulting from the Carbon Solutions Acquisition. The quarter over quarter increase was partially offset due to restructuring expenses incurred in the three months ended June 30, 2018 of $0.9 million.

Legal and professional fees
Legal and professional fees increased during the three months ended June 30, 2019 compared to the same quarter in 2018 due to legal and professional services costs associated with the integration of Carbon Solutions as well as expenses incurred related to on-going matters in the normal course of business.
General and administrative
General and administrative expenses increased during the three months ended June 30, 2019 compared to the same quarter in 2018 due to an increase in general operating expenses, including increases in outsourced IT costs, travel, insurance and recruiting expenses. Further increases were for rent and occupancy expense due to additional leased office and warehouse space resulting from the Carbon Solutions Acquisition.
Depreciation, amortization, depletion and accretion
Depreciation and amortization expense increased during the three months ended June 30, 2019 compared to the same quarter in 2018 due to the addition of long-lived assets and intangible assets acquired as part of the Carbon Solutions Acquisition, which contributed approximately $0.5 million and $0.2 million of depreciation and amortization expense, respectively, for the three months ended June 30, 2019.
Other Income (Expense), net
A summary of the components of other income (expense), net for the three months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2019	2018	($)	(%)
Other income (expense):
Earnings from equity method investments	$20,935	$15,889	$5,046	32%
Interest expense	(1,987)	(412)	(1,575)	382%
Other	60	34	26	76%
Total other income	$19,008	$15,511	$3,497	23%

Earnings from equity method investments
The following table details the components of our respective equity method investments included within the Earnings from equity method investments line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(in thousands)	2019	2018
Earnings from Tinuum Group	$19,244	$14,450
Earnings from Tinuum Services	1,693	1,438
(Losses) earnings from other	(2)	1
Earnings from equity method investments	$20,935	$15,889
Earnings from equity method investments, and changes related thereto, are impacted by our most significant equity method investees: Tinuum Group and Tinuum Services. Earnings from equity method investments increased during the three months ended June 30, 2019 compared to the same quarter in 2018 primarily due to Tinuum Group completing a sale of an RC facility to a third-party investor during the three months ended June 30, 2019. Under Tinuum Group's revenue recognition policy pursuant to its adoption of ASU 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASU 2014-09”) and ASU 2016-02, Leases (Topic 842), this sale was recognized at a point in time as opposed to over time under Tinuum's legacy revenue recognition policy.
During the three months ended June 30, 2019, we recognized $19.2 million in equity earnings from Tinuum Group, which was equal to our proportionate share of Tinuum Group's net income of $19.2 million for the quarter. During the three months ended June 30, 2018, we recognized $14.5 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $14.1 million for the quarter. The difference between our pro-rata share of Tinuum Group's net income and our earnings from our Tinuum Group equity method investment as reported on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 is the result of cumulative distributions received from Tinuum Group being in excess of the carrying value of the investment, and therefore we recognized such excess distributions as equity method earnings in the period the distributions occurred.
As of June 30, 2019 and 2018, Tinuum Group had 21 and 18 invested RC facilities, respectively, that were generating revenues. There were no 100% retained RC facilities as of June 30, 2019 or June 30, 2018, except for temporary operations of a retained RC facility prior to its lease or sale. Equity earnings from our interest in Tinuum Services increased by $0.3 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and for those quarters, Tinuum Services provided operating and maintenance services to 20 and 17 operating RC facilities, respectively. Tinuum Services derives earnings under fixed-fee arrangements as well as fee arrangements that are based on actual RC production, depending upon the specific RC facility operating and maintenance agreement.
We earned the following Section 45 tax credits related to the production of RC that may be available for future benefit:

	Three Months Ended June 30,
(in thousands)	2019	2018
Section 45 tax credits earned	$969	$1,888
The decrease in Section 45 tax credits earned during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was due to a decrease in production of RC related to our membership interest in GWN Manager, LLC ("GWN Manager") and Tinuum Group's partial ownership in a single RC facility that is generating tax credits.
Interest expense
For the three months ended June 30, 2019, interest expense increased $1.6 million compared to the three months ended June 30, 2018 primarily due to interest expense incurred in the three months ended June 30, 2019 of $1.6 million related to the Senior Term Loan entered into on December 7, 2018 to fund the Carbon Solutions Acquisition This increase was comprised of accrued interest on the Senior Term Loan principal in the amount of $1.1 million and interest expense related to debt discount and debt issuance costs associated with the Senior Term Loan of $0.5 million.
Income tax expense
For the three months ended June 30, 2019, we recorded income tax expense of $6.6 million compared to income tax benefit of $1.3 million for the three months ended June 30, 2018. The income tax expense recorded for the three months ended June 30, 2019 was comprised of estimated federal income tax expense of $6.2 million and estimated state income tax expense of $0.4 million. The income tax expense recorded for the three months ended June 30, 2018 was comprised of estimated federal income tax benefit of $1.7 million and estimated state income tax expense of $0.4 million. The net increase in income tax expense quarter over quarter was primarily due to an increase in forecasted pre-tax income quarter over quarter as a result of the Carbon Solutions Acquisition and an increase in the valuation allowance on our deferred tax assets of $4.8 million for the three months ended June 30, 2019 compared to a decrease in the valuation allowance of $2.2 million for the three months ended June 30, 2018 based on changes in forecasts of future taxable income for both quarters in both the PGI and RC segments.
Comparison of the Six Months Ended June 30, 2019 and 2018
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30, 2019		Change
(in thousands, except percentages)	2019	2018	($)	(%)
Revenues:
Consumables	$26,495	$1,347	$25,148	1,867%
License royalties, related party	8,411	6,753	1,658	25%
Other	—	72	(72)	(100)%
Total revenues	$34,906	$8,172	$26,734	327%
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	$26,394	$1,613	$24,781	1,536%
Other sales cost of revenue, exclusive of depreciation and amortization	$6	$(346)	$352	(102)%
Consumables and consumables cost of revenue
During the six months ended June 30, 2019 and 2018, consumables revenues increased period over period primarily due to Carbon Solutions' operations. These operations also increased the total pounds of our consumables sold period over period.
Consumables cost of revenue was negatively impacted during the six months ended June 30, 2019 due to $5.0 million of costs recognized as a result of the step-up in inventory fair value recorded from the Carbon Solutions Acquisition. As of June 30, 2019, a step-up in inventory was fully recognized in cost of revenue for the six months ended June 30, 2019, and consumables gross margin will not be impacted for the remainder of 2019.
During the six months ended June 30, 2019, Consumables revenue and margins were negatively impacted by low coal-fired power dispatch driven by mild weather conditions as well as power generation from sources other than coal. In a recently updated forecast, the EIA revised downward by 7% its December 2018 forecast for 2019 coal-fired electricity-generating units.

License royalties, related party
During the six months ended June 30, 2019 and 2018, there were 20.5 million tons and 15.9 million tons, respectively, of RC produced using the M-45 Technology under the M-45 License. The increase in license royalties was primarily due to obtaining additional third-party investors for two new RC facilities during 2018 and two new RC facilities during the first half of 2019, all of which use our M-45 License. The addition of these new invested RC facilities resulted in an increase in both cash payments to Tinuum Group and the related tons subject to the M-45 License.
Additional information related to revenue concentrations and contributions by class and reportable segment can be found within the segment discussion below and in Note 13 to the Condensed Consolidated Financial Statements.
Other Operating Expenses
A summary of the components of our operating expenses, exclusive of cost of revenue items (presented above), for the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30, 2019		Change
(in thousands, except percentages)	2019	2018	($)	(%)
Operating expenses:
Payroll and benefits	$5,354	$4,973	$381	8%
Legal and professional fees	3,545	2,761	784	28%
General and administrative	4,563	2,264	2,299	102%
Depreciation, amortization, depletion and accretion	2,859	188	2,671	1,421%
	$16,321	$10,186	$6,135	60%

Payroll and benefits
Payroll and benefits expenses increased during the six months ended June 30, 2019 compared to the same period in 2018 primarily due to an increase in headcount of personnel resulting from the Carbon Solutions Acquisition. The period over period increase was partially offset due to restructuring expenses incurred in the six months ended June 30, 2018 of $0.9 million.

Legal and professional fees
Legal and professional fees expenses increased during the six months ended June 30, 2019 compared to the same period in 2018 primarily due to legal and professional fees associated with the integration of Carbon Solutions as well as expenses incurred related to on-going matters in the normal course of business.
General and administrative
General and administrative expenses increased during the six months ended June 30, 2019 compared to the same period in 2018 due to an increase in general operating expenses, including increases in outsourced IT costs, travel, insurance and recruiting expenses. Further increases were for rent and occupancy expense due to additional leased office and warehouse space from the Carbon Solutions Acquisition.
Depreciation and amortization
Depreciation and amortization expense increased during the six months ended June 30, 2019 compared to the same period in 2018 due to the addition of long-lived assets and intangible assets acquired as part of the Carbon Solutions Acquisition, which contributed approximately $2.3 million and $0.5 million of depreciation and amortization, respectively, for the six months ended June 30, 2019.
Other Income (Expense), net
A summary of the components of our other income (expense), net for the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2019	2018	($)	(%)
Other income (expense):
Earnings from equity method investments	$42,625	$28,142	$14,483	51%
Interest expense	(4,091)	(748)	(3,343)	447%
Other	130	60	70	117%
Total other income	$38,664	$27,454	$11,210	41%

Earnings from equity method investments
The following table details the components of our respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Six Months Ended June 30,
(in thousands)	2019	2018
Earnings from Tinuum Group	$39,011	$25,500
Earnings from Tinuum Services	3,615	2,642
(Losses) earnings from other	(1)	—
Earnings from equity method investments	$42,625	$28,142

Earnings from equity method investments, and changes related thereto, are impacted by our most significant equity method investees: Tinuum Group and Tinuum Services. Earnings from equity method investments increased during the six months ended June 30, 2019 compared to the same period in 2018 primarily due to Tinuum Group completing the sale of two RC facilities to a third-party investor during the six months ended June 30, 2019.
The carrying value of our investment in Tinuum Group was $42.5 million as of June 30, 2019, as our cumulative pro-rata share of Tinuum Group's income for the six months ended June 30, 2019 exceeded the amount of the cumulative cash distributions as a result of Tinuum Group's adoption of ASU 2014-09 and ASU 2016-02 as of January 1, 2019, in which we recorded a cumulative adjustment of $28.8 million related to our percentage of Tinuum Group's cumulative effect adjustment that increased our retained earnings as of January 1, 2019. As part of this adjustment, we increased the carrying value of our investment in Tinuum Group by $37.2 million. Throughout 2018, we recognized equity earnings from Tinuum Group to the extent that cash distributions were received from Tinuum Group during the period. See additional information related to our investment balance, equity earnings (losses) and cash distributions in Note 4 of the Condensed Consolidated Financial Statements.

For the six months ended June 30, 2019, we recognized $39.0 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $40.7 million for the period. The difference represents the cumulative earnings short-fall balance as of the end of the immediately preceding period, which was December 31, 2018. For the six months ended June 30, 2018, we recognized $25.5 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $26.5 million for the period. This difference is the result of cumulative distributions received from Tinuum Group being in excess of the carrying value of the investment, and therefore we recognized such excess distributions as equity method earnings in the period the distributions occurred.

Equity earnings from our interest in Tinuum Services increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. During the six months ended June 30, 2019 and 2018, Tinuum Services provided operating and maintenance services to 20 and 17 operating RC facilities, respectively, which was the driver in the increase in equity earnings. Tinuum Services derives earnings under fixed-fee arrangements as well as fee arrangements that are based on actual RC production, depending upon the specific RC facility operating and maintenance agreement.

We earned the following Section 45 tax credits related to the production of RC that may be available for future benefit:

	Six Months Ended June 30,
(in thousands)	2019	2018
Section 45 tax credits earned	$1,957	$3,618

The decrease in Section 45 tax credits earned during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due to a decrease in production of RC related to our membership interest in GWN Manager and Tinuum Group's ownership in a single RC facility that is generating tax credits.
Interest expense
For the six months ended June 30, 2019, interest expense increased $3.3 million compared to the six months ended June 30, 2018 primarily due to interest expense incurred in the six months ended June 30, 2019 related to the Senior Term Loan entered into on December 7, 2018 to fund the Carbon Solutions Acquisition. The increase was comprised of accrued interest on the Senior Term Loan principal in the amount of $2.4 million and interest expense related to debt discount and debt issuance costs associated with the Senior Term Loan of $0.9 million.
Income tax expense
For the six months ended June 30, 2019, we recorded income tax expense of $8.3 million compared to income tax expense of $1.2 million for the six months ended June 30, 2018. The income tax expense recorded for the six months ended June 30, 2019 was comprised of estimated federal income tax expense of $7.0 million and estimated state income tax expense of $1.3 million. The net increase in income tax expense period over period was primarily due to an increase in forecasted pre-tax income period over period as a result of the Carbon Solutions Acquisition and an increase in the valuation allowance on our deferred tax assets of $0.8 million for the six months ended June 30, 2019 compared to a decrease in the valuation allowance of $0.5 million for the six months ended June 30, 2018 based on changes in forecasts of future taxable income for both periods in both the PGI and RC segments.

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
The adjustments to Consolidated EBITDA and Segment EBITDA in future periods are generally expected to be similar. Consolidated EBITDA and Segment EBITDA have limitations as analytical tools, and these measures should not be considered in isolation or as a substitute for analyzing the Company's results as reported under GAAP.
Consolidated EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$8,114	$15,291	$22,516	$22,953
Depreciation, amortization, depletion and accretion	757	72	2,859	188
Interest expense, net	1,921	383	3,956	686
Income tax expense (benefit)	6,634	(1,349)	8,333	1,220
Consolidated EBITDA	$17,426	$14,397	$37,664	$25,047
During the three months ended June 30, 2019, Consolidated EBITDA was $17.4 million, an increase of $3.0 million over the second quarter of 2018, driven by higher expenses related to interest expense, net, depreciation, amortization, depletion and accretion, and income tax expense.
During the six months ended June 30, 2019, Consolidated EBITDA was $37.7 million, an increase of $12.6 million over the comparable period during 2018, driven by higher expenses related to interest expense, net, depreciation, amortization, depletion and accretion, and income tax expense.

Business Segments
As of June 30, 2019, we have two reportable segments: (1) RC and (2) PGI. The business segment measurements provided to and evaluated by our chief operating decision maker are computed in accordance with the principles listed below:

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
The principal products and services of our segments are:

1.
RC - Our RC segment derives its earnings from equity method investments as well as royalty payment streams and other revenues related to enhanced combustion of and reduced emissions of both NOX and mercury from the burning of coal. Our equity method investments related to the RC segment include Tinuum Group, Tinuum Services and other immaterial equity method investments. Segment revenues include our equity method earnings (losses) from our equity method investments and royalty earnings from Tinuum Group. These earnings are included within the Earnings from equity method investments and License royalties, related party line items in the Condensed Consolidated Statements of Operations. Key drivers to the RC segment performance are the produced and sold RC from both operating and retained RC facilities, royalty-bearing tonnage and the number of operating (leased or sold) and retained RC facilities. These key drivers impact our earnings and cash distributions from equity method investments.

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

The following table presents our operating segment results for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues:
Refined Coal:
Earnings in equity method investments	$20,935	$15,889	$42,625	$28,142
Royalties, related party	4,191	3,523	8,411	6,753
	25,126	19,412	51,036	34,895
Power Generation and Industrials:
Consumables	11,049	726	25,602	1,347
Other	—	24	—	72
	11,049	750	25,602	1,419
Total segment reporting revenues	36,175	20,162	76,638	36,314

Adjustments to reconcile to reported revenues:
Earnings in equity method investments	(20,935)	(15,889)	(42,625)	(28,142)
Corporate and other	337	—	893	—
Total reported revenues	$15,577	$4,273	$34,906	$8,172

Segment operating income (loss):
Refined Coal (1)	$24,596	$18,275	$49,979	$32,977
Power Generation and Industrials (2)	(3,862)	(1,387)	(7,324)	(2,325)
Total segment operating income	$20,734	$16,888	$42,655	$30,652
(1) Included in RC segment operating income for the three and six months ended June 30, 2019 and 2018 is 453A interest expense of $0.3 million and $0.6 million and $0.4 million and $0.7 million, respectively.
(2) Included in PGI segment operating loss for the three and six months ended June 30, 2019 was approximately $1.3 million and $4.7 million, respectively, of costs recognized as a result of the step-up in inventory fair value recorded from the Carbon Solutions Acquisition. Also included within the PGI segment operating loss for the three and six months ended June 30, 2019 was $0.7 million and $2.6 million, respectively, of depreciation, amortization, and depletion expense on mine- and plant-related long-lived assets.

RC
The following table details the segment revenues of our respective equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Earnings from Tinuum Group	$19,244	$14,450	$39,011	$25,500
Earnings from Tinuum Services	1,693	1,438	3,615	2,642
(Losses) earnings from other	(2)	1	(1)	—
Earnings from equity method investments	$20,935	$15,889	$42,625	$28,142

For the three months ended June 30, 2019 and June 30, 2018
RC earnings increased primarily due to an increase in equity earnings in Tinuum Group during the three months ended June 30, 2019 compared to the same quarter in 2018, as presented above. Our equity earnings increased primarily due to completing a sale of an RC facility to a third-party investor during three months ended June 30, 2019, which was recognized in Tinuum earnings during the period. As a result of accounting standards adopted by Tinuum Group on January 1, 2019, which resulted in an increase in our investment in Tinuum Group, we recognized our proportionate share of earnings as reported by Tinuum Group beginning on January 1, 2019, as we had earnings in excess of cumulative distributions.

Earnings from Tinuum Services for the three months ended June 30, 2019 increased compared to the same quarter in 2018 primarily due to an increase in the number of operating RC facilities from 17 to 20 in which Tinuum Services provides operating and maintenance services.
RC earnings were positively impacted during the three months ended June 30, 2019 by an increase in royalties related to Tinuum Group's use of our M-45 License. During the three months ended June 30, 2019 and 2018, there were 9.6 million tons and 8.2 million tons, respectively, of RC produced using the M-45 Technology. The increase in Royalty revenue was driven by both an increase in payments to Tinuum Group and the related tons subject to the M-45 License.
Future earnings and growth in the RC segment will continue to be impacted by coal-fired electricity generation dispatch and invested facilities with leases subject to periodic renewals being terminated, repriced, or otherwise subject to renegotiated terms.
Additional discussion of our equity method investments is included above within our consolidated results and in Note 4 of the Condensed Consolidated Financial Statements.
PGI
Discussion of revenues derived from our PGI segment and costs related thereto are included above within our consolidated results.
For the three months ended June 30, 2019 and June 30, 2018
PGI segment operating loss increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an additional $1.3 million of cost of revenue expense related to a step-up in basis of acquired finished goods inventory and $0.6 million of depreciation, amortization and depletion expense related to the Carbon Solutions Acquisition. During the three months ended June 30, 2019, Consumables revenue and margins were negatively impacted by low coal-fired power dispatch driven by milder weather conditions as well as power generation from sources other than coal. In a recently updated forecast, the EIA revised downward by 7% its December 2018 forecast for 2019 coal-fired electricity-generating units.
PGI Segment EBITDA

	Three Months Ended June 30,
(in thousands)	2019	2018
Segment operating loss	$(3,862)	$(1,387)
Depreciation, amortization, depletion and accretion	685	41
Interest expense, net	57	—
Segment EBITDA loss	$(3,120)	$(1,346)
PGI Segment EBITDA loss was $3.1 million, inclusive of a $1.3 million adjustment to cost of revenue due to the step-up in basis of inventory acquired related to the Carbon Solutions Acquisition. PGI Segment EBITDA loss increased by $1.8 million over the first quarter of 2018, mostly driven by an increase in segment operating loss of $2.5 million, which was offset by additional depreciation, amortization, depletion and accretion expense of $0.6 million related to assets acquired from the Carbon Solutions Acquisition.
RC
For the six months ended June 30, 2019 and June 30, 2018
RC earnings increased primarily due to an increase in equity earnings in Tinuum Group during the six months ended June 30, 2019 compared to the same period in 2018, as presented above. Our equity earnings increased primarily due to an increase in cash distributions from Tinuum Group due to the addition of four invested facilities, two who were invested in 2018 and two invested in during the six months ended June 30, 2019. For the six months ended June 30, 2019, our share of equity earnings from Tinuum Group increased $13.5 million from the comparable period in 2018 due to an increase in lease revenues driven by significant sales of facilities to third-party investors. Distributions received from Tinuum Group for the six months ended June 30, 2018 were recorded directly to earnings, as our investment was in a memorandum account as discussed in Note 4.

Earnings from Tinuum Services for the six months ended June 30, 2019 increased compared to the same period in 2018 primarily due to an increase in the number of operating RC facilities from 17 to 20 in which Tinuum Services provides operating and maintenance services.
RC earnings were positively impacted during the six months ended June 30, 2019 by an increase in royalties related to Tinuum Group's use of our M-45 License. During the six months ended June 30, 2019 and 2018, there were 20.5 million tons and 15.9 million tons, respectively, of RC produced using the M-45 Technology. The increase in Royalty revenue was driven by an increase in both payments to Tinuum Group and the related tons subject to the M-45 License.
Future earnings and growth within the RC segment will continue to be impacted by coal-fired dispatch, and invested facilities with leases subject to periodic renewals being terminated, repriced, or otherwise subject to renegotiated terms.
Additional discussion of our equity method investments is included above within our consolidated results and in Note 4 of the Condensed Consolidated Financial Statements.
PGI
Discussion of revenues derived from our PGI segment and costs related thereto are included above within our consolidated results.
For the six months ended June 30, 2019 and June 30, 2018
PGI segment operating income decreased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the increase in operating income due to the operations of Carbon Solutions. This increase is offset with an additional $4.7 million of cost of revenue expense related to a step-up in basis of acquired finished goods inventory and $2.6 million of depreciation, amortization, and depletion expense related to Carbon Solutions Acquisition. In a recently updated forecast, the EIA revised downward by 7% its December 2018 forecast of 2019 coal-fired electricity-generating units.

PGI Segment EBITDA

	Six Months Ended June 30,
(in thousands)	2019	2018
Segment operating loss	$(7,324)	$(2,325)
Depreciation, amortization, depletion and accretion	2,645	71
Interest expense, net	188	—
Segment EBITDA loss	$(4,491)	$(2,254)
PGI Segment EBITDA loss was $4.5 million, inclusive of a $4.7 million adjustment to cost of revenue due to a step-up in basis of inventory acquired related to the Carbon Solutions Acquisition. PGI Segment EBITDA loss increased by $2.2 million over the six months ended June 30, 2018, mostly driven by an increase in segment operating loss of $5.0 million, which was offset by additional depreciation, amortization, depletion and accretion expense of $2.6 million related to assets acquired from the Carbon Solutions Acquisition.

Liquidity and Capital Resources
Overview of Factors Affecting Our Liquidity
During the six months ended June 30, 2019, our liquidity position was positively affected primarily due to distributions from Tinuum Group and Tinuum Services, royalty payments from Tinuum Group and borrowing availability under our bank ("Lender") line of credit ("Line of Credit").
Our principal sources of cash include:

•	cash on hand;

•	distributions from Tinuum Group and Tinuum Services;

•	royalty payments from Tinuum Group; and

•	operations of the PGI segment.
Our principal uses of cash during the six months ended June 30, 2019 included:

•	repurchases of shares of common stock;

•	payment of dividends;

•	payment of debt principal and interest;

•	our business operating expenses, including federal and state tax payments and cash severance payments; and

•	delivering on our existing contracts and customer commitments.
Our ability to continue to generate sufficient cash flow required to meet ongoing operational needs and obligations, as well as future expected dividend payments and potential future share repurchases, depends upon several factors, including executing on our contracts and initiatives, receiving royalty payments from Tinuum Group and distributions from Tinuum Group and Tinuum
Services, and increasing our share of the market for PGI consumables, as well as expanding our overall PAC business into additional adjacent markets. Increased distributions from Tinuum Group will likely be dependent upon both preserving existing contractual relationships and the securing of additional tax equity investors for those Tinuum Group facilities that are currently not operating.
Due to the Carbon Solutions Acquisition, we expect our use of liquidity for capital expenditures will increase in future periods. Carbon Solutions has historically incurred costs for capital expenditures related to its PAC manufacturing facility, under normal operations and planned outages, and for mine development at its lignite mine. Going forward, we anticipate additional material capital resources will be needed to maintain or improve capital assets. We incurred expenditures related to planned maintenance on our manufacturing facility during the three months ended June 30, 2019.

Tinuum Group and Tinuum Services Distributions

The following table summarizes the cash distributions from our equity method investments that most significantly affected our consolidated cash flow results, for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019
(in thousands)	2019	2018
Tinuum Group	$33,788	$25,500
Tinuum Services	4,300	2,700
Distributions from equity method investees	$38,088	$28,200
Future cash flows from Tinuum through 2021 are expected to range from $175 to $200 million, and key drivers in achieving these future cash flows are based on the following:

•	21 invested facilities as of June 30, 2019 and inclusive of all net Tinuum cash flows (distributions and license royalties), offset by estimated federal and state income tax payments and 453A interest payments.

Expected future cash flows from Tinuum Group are based on the following key assumptions:

•	Tinuum Group continues to not operate retained facilities;

•	Tinuum Group does not have material unexpected capital expenditures or unusual operating expenses;

•	Tax equity lease renewals on invested facilities are not terminated or repriced; and

•	Coal-fired power generation remains consistent.
Future incremental invested RC facilities would positively impact our expectation of future cash flows.

Senior Term Loan
On December 7, 2018, we and ADA-ES, Inc. ("ADA"), a wholly-owned subsidiary, and certain other subsidiaries of the Company as guarantors, The Bank of New York Mellon as administrative agent, and Apollo Credit Strategies Master Fund Ltd and Apollo A-N Credit Fund (Delaware) L.P. (collectively "Apollo”), affiliates of a beneficial owner of greater than five percent of our common stock and a related party, entered into the Term Loan and Security Agreement (the "Senior Term Loan") in the amount of $70.0 million, less original issue discount of $2.1 million. Proceeds from the Senior Term Loan were used to fund the Carbon Solutions Acquisition as disclosed in Note 2. We also paid debt issuance costs of $2.0 million related to the Senior Term Loan. The Senior Term Loan has a term of 36 months and bears interest at a rate equal to 3-month LIBOR (subject to a 1.5% floor) + 4.75% per annum, which is adjusted quarterly to the current 3-month LIBOR rate, and interest is payable quarterly in arrears. Quarterly principal payments of $6.0 million are required and commenced in March 2019, and we may prepay the Senior Term Loan at any time without penalty. The Senior Term Loan is secured by substantially all of our assets, including the cash flows from Tinuum Group and Tinuum Services (collectively, the "Tinuum Entities"), but excluding our equity interests in those Tinuum entities. During the six months ended June 30, 2019, we made principal loan payments of $16.0 million.
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
Stock Repurchases and Dividends
In November 2018, the Board of Directors (the "Board") authorized us to purchase up to $20.0 million of our outstanding common stock. This stock repurchase program will remain in effect until December 31, 2019 unless otherwise modified by the Board. Previously, in December 2017, the Board had authorized us to purchase up to $20.0 million of our outstanding common stock under a separate repurchase program that was in effect until July 31, 2018. During the year ended December 31, 2018, under these two stock repurchase programs, we purchased 2,350,422 shares of our common stock for cash of $25.3 million, inclusive of commissions and fees. During the six months ended June 30, 2019, under the applicable stock repurchase program, we purchased 248,591 shares of our common stock for cash of $2.8 million, inclusive of commissions and fees.
During the six months ended June 30, 2019 and 2018, we declared and paid quarterly cash dividends to stockholders of $9.2 million and $10.2 million, respectively, as follows:

	2019		2018
	Per share	Date paid	Per share	Date paid
Dividends declared during quarter ended:
March 31	$0.25	March 7, 2019	$0.25	March 8, 2018
June 30	0.25	June 7, 2019	0.25	June 8, 2018
	$0.50		$0.50
Line of Credit
As of June 30, 2019, there were no outstanding borrowings under the Line of Credit.
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
Sources and Uses of Cash
Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018
Cash, cash equivalents and restricted cash decreased from $23.8 million as of December 31, 2018 to $20.4 million as of June 30, 2019. The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018, respectively:

	Six Months Ended June 30,
(in thousands)	2019	2018	Change
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$30,572	$(3,447)	$34,019
Investing activities	(4,979)	24,619	(29,598)
Financing activities	(28,945)	(19,686)	(9,259)
Net change in cash and cash equivalents and restricted cash	$(3,352)	$1,486	$(4,838)
Additionally, the following table summarizes the cash flows of Tinuum Group, whose cash distributions most significantly impact our consolidated cash flow results, for the six months ended June 30, 2019 and 2018, respectively:

	Six Months Ended June 30,
(in thousands)	2019	2018
Tinuum Group cash, beginning of year	$26,211	$13,309
Cash provided by (used in):
Operating activities	49,003	30,960
Investing activities (1)	(9,199)	(5,075)
Financing activities	(48,100)	(21,017)
Net change in cash	(8,296)	4,868
Tinuum Group cash, end of period	$17,915	$18,177
(1) During the six months ended June 30, 2019 and 2018, Tinuum Group's use of cash related to RC facilities in the engineering and installation phase.
Cash flow from operating activities
Cash flows provided by operating activities for the six months ended June 30, 2019 were $30.6 million and changed by $34.0 million compared to the six months ended June 30, 2018. Cash flows from operating activities were positively impacted primarily by the following: (1) net income of $22.5 million, which was primarily due to earnings from equity method investees of $42.6 million and license royalties earned from Tinuum Group of $8.4 million; (2) distributions from equity method investees, return on investment of $38.1 million; (3) a decrease in deferred tax assets, exclusive of valuation allowance changes, of $4.1 million; (4) depreciation, amortization, depletion, and accretion of $2.9 million; and a net decrease in working capital of $3.2 million. Included in distributions from equity method investees, return on investments is $33.8 million of distributions received from Tinuum Group. During the six months ended June 30, 2018, the carrying value of our investment in Tinuum Group was zero and all cash distributions were reported as distributions in excess of cumulative earnings, which is reported as cash flows from investing activities. Due to the increase in the balance of our investment in Tinuum Group during the six months ended June 30, 2019, all distributions during the period were reported as return on investment. Offsetting these increases to operating cash flows were earnings from equity method investees of $42.6 million.

Cash flows used in operating activities for the six months ended June 30, 2018 were $3.4 million and were positively impacted primarily by the following: (1) net income of $23.0 million, which was primarily due to earnings from equity method investees of $28.1 million and license royalties earned from Tinuum Group of $6.8 million; (2) distributions from equity method investees, return on investment of $2.7 million; and (3) stock-based compensation of $1.0 million. Offsetting these increases to operating cash flows were primarily earnings from equity method investees of $28.1 million and a net increase in working capital of $1.5 million.

Cash flow from investing activities
Distributions from equity method investees
Distributions received from our equity method investees reported as return in excess of investment basis within investing cash flows decreased by $25.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease was driven primarily by the effect of an increase in our equity investment in Tinuum Group, which resulted in all cash distributions reported as return on investment during the six months ended June 30, 2019. In total, cash distributions from Tinuum Group increased quarter over quarter due to additional invested RC facilities in the second half of 2018 and first half of 2019.
Acquisition of business
During the six months ended June 30, 2019, we funded the remaining consideration payable of $0.7 million for the Carbon Solutions Acquisition.
Acquisition of property, equipment, and intangible assets
For the six months ended June 30, 2019, expenditures for property, equipment, and intangible assets primarily relate to capital expenditures at our AC manufacturing facility in anticipation of the planned outages that had been delayed prior to the Carbon Solutions Acquisition. These expenditures approximated $3.8 million during the six months ended June 30, 2019.
Mine development costs
During the six months ended June 30, 2019, we incurred costs related to development work and mitigation costs for our mining operations.
Contributions to equity method investees
During the six months ended June 30, 2018, we made a contribution to Tinuum Services of $0.8 million due to a capital call.
Cash flow from financing activities
Principal payments on term loan
During the six months ended June 30, 2019, we made required principal payments of $12.0 million and an additional principal payment of $4.0 million related to the Senior Term Loan.
Cash dividends paid
During the six months ended June 30, 2019 and 2018, we made payments of $9.2 million and $10.2 million, respectively, related to dividends declared on our common stock.
Repurchase of common stock
As described in Note 9 of the Condensed Consolidated Financial Statements, during the six months ended June 30, 2019 and under a stock repurchase program authorized by the Board, we purchased 248,591 shares of our common stock for cash of $2.8 million, inclusive of commissions and fees. During the six months ended June 30, 2018, we repurchased 825,418 shares of our common stock for cash of $9.1 million.
Equity award activity
During the six months ended June 30, 2019 and 2018, we used $0.3 million and $0.4 million, respectively, for the repurchase of shares to satisfy tax withholdings upon the vesting of equity-based awards.
Contractual Obligations
During the six months ended June 30, 2019, there were no material changes to our contractual obligations outside of the ordinary course of business from those reported as of December 31, 2018.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2019, we did not engage in any off-balance sheet arrangements except those discussed in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2018 10-K.
Critical Accounting Policies and Estimates
Except for the adoption of ASC 842 related to leases, our significant accounting policies and estimates have not changed from those reported in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2018 10-K.

Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for new accounting standards applicable to us that were issued during the six months ended June 30, 2019 and subsequent thereto through the date of this Quarterly Report.

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

(a)	the scope and impact of mercury and other regulations or pollution control requirements, including the impact of the final MATS;

(b)	the production and sale of RC by RC facilities that will qualify for Section 45 tax credits;

(c)	expected growth or contraction in and potential size of our target markets;

(d)	expected supply and demand for our products and services;

(e)	increasing competition in the PGI market;

(f)	future level of research and development activities;

(g)	the effectiveness of our technologies and the benefits they provide;

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting

On December 7, 2018, we acquired Carbon Solutions and excluded their business from our assessment of internal control over financial reporting as of December 31, 2018, as allowed under general guidance issued by the Staff of the Securities and Exchange Commission. Except for the acquisition of Carbon Solutions, there have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There are no material updates to our risk factors as disclosed in the 2018 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
April 1 to April 30, 2019	46,687	$11.84	46,687	$—
May 1 to May 31, 2019	138,028	11.48	138,028	—
June 1 to June 30, 2019	—	—	—	2,995
Total	184,715	$—	184,715	$2,995
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report.
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

95.1	Mine Safety Disclosure Exhibit*
101. INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document

Notes:

*	– Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Emissions Solutions, Inc.
(Registrant)

August 5, 2019	By:	/s/ L. Heath Sampson
L. Heath Sampson
Chief Executive Officer
(Principal Executive Officer)

August 5, 2019	By:	/s/ Greg P. Marken
Greg P. Marken
Chief Financial Officer
(Principal Financial and Accounting Officer)