Form 10-Q
period 2020-03-31
Advanced Emissions Solutions, Inc.
filed 2020-05-11
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-37822
______________________________________
Advanced Emissions Solutions, Inc.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	27-5472457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8051 E. Maplewood Ave, Suite 210, Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)
(720) 598-3500
 (Registrant’s telephone number, including area code)
640 Plaza Drive, Suite 270, Highlands Ranch, CO 80129
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
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
As of May 1, 2020, there were 18,493,048 outstanding shares of Advanced Emissions Solutions, Inc. common stock, par value $0.001 per share.

Part I. – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$12,188	$12,080
Receivables, net	5,641	7,430
Receivables, related parties	3,045	4,246
Inventories, net	13,595	15,460
Prepaid expenses and other assets	7,605	7,832
Total current assets	42,074	47,048
Restricted cash, long-term	5,000	5,000
Property, plant and equipment, net of accumulated depreciation of $9,039 and $7,444, respectively	45,525	44,001
Intangible assets, net	3,973	4,169
Equity method investments	30,312	39,155
Deferred tax assets, net	13,307	14,095
Other long-term assets, net	19,992	20,331
Total Assets	$160,183	$173,799
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,458	$8,046
Accrued payroll and related liabilities	2,051	3,024
Current portion of long-term debt	24,192	23,932
Other current liabilities	4,275	4,311
Total current liabilities	38,976	39,313
Long-term debt, net of current portion	14,189	20,434
Other long-term liabilities	5,238	5,760
Total Liabilities	58,403	65,507
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: par value of $.001 per share, 50,000,000 shares authorized, none outstanding	—	—
Common stock: par value of $.001 per share, 100,000,000 shares authorized, 23,114,218 and 22,960,157 shares issued, and 18,496,072 and 18,362,624 shares outstanding at March 31, 2020 and December 31, 2019, respectively	23	23
Treasury stock, at cost: 4,618,146 and 4,597,533 shares as of March 31, 2020 and December 31, 2019, respectively	(47,692)	(47,533)
Additional paid-in capital	98,596	98,466
Retained earnings	50,853	57,336
Total stockholders’ equity	101,780	108,292
Total Liabilities and Stockholders’ Equity	$160,183	$173,799

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Revenues:
Consumables	$9,217	$15,109
License royalties, related party	3,046	4,220
Total revenues	12,263	19,329
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	11,491	14,108
Payroll and benefits	2,742	2,556
Legal and professional fees	2,043	2,204
General and administrative	2,331	1,914
Depreciation, amortization, depletion and accretion	2,297	2,102
Total operating expenses	20,904	22,884
Operating loss	(8,641)	(3,555)
Other income (expense):
Earnings from equity method investments	8,273	21,690
Interest expense	(1,210)	(2,104)
Other	43	70
Total other income	7,106	19,656
(Loss) income before income tax expense	(1,535)	16,101
Income tax expense	358	1,699
Net (loss) income	$(1,893)	$14,402
(Loss) earnings per common share (Note 1):
Basic	$(0.11)	$0.79
Diluted	$(0.11)	$0.78
Weighted-average number of common shares outstanding:
Basic	17,932	18,268
Diluted	17,932	18,433

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2020	22,960,157	$23	(4,597,533)	$(47,533)	$98,466	$57,336	$108,292
Stock-based compensation	218,259	—	—	—	506	—	506
Repurchase of common shares to satisfy minimum tax withholdings	(64,198)	—	—	—	(376)	—	(376)
Cash dividends declared on common stock	—	—	—	—	—	(4,590)	(4,590)
Repurchase of common shares	—	—	(20,613)	(159)	—	—	(159)
Net loss	—	—	—	—	—	(1,893)	(1,893)
Balances, March 31, 2020	23,114,218	$23	(4,618,146)	$(47,692)	$98,596	$50,853	$101,780

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2019	22,640,677	$23	(4,064,188)	$(41,740)	$96,750	$12,914	$67,947
Cumulative effect of change in accounting principle (Note 1)	—	—	—	—	—	28,817	28,817
Stock-based compensation	218,465	—	—	—	317	—	317
Repurchase of common shares to satisfy minimum tax withholdings	(22,707)	—	—	—	(245)	—	(245)
Cash dividends declared on common stock	—	—	—	—	—	(4,629)	(4,629)
Repurchase of common shares	—	—	(63,876)	(693)	—	—	(693)
Net income	—	—	—	—	—	14,402	14,402
Balances, March 31, 2019	22,836,435	$23	(4,128,064)	$(42,433)	$96,822	$51,504	$105,916

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net (loss) income	$(1,893)	$14,402
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax expense (benefit)	788	(677)
Depreciation, amortization, depletion and accretion	2,297	2,102
Operating lease expense	774	775
Amortization of debt discount and debt issuance costs	354	381
Stock-based compensation expense	506	317
Earnings from equity method investments	(8,273)	(21,690)
Other non-cash items, net	—	75
Changes in operating assets and liabilities:
Receivables and related party receivables	2,988	1,845
Prepaid expenses and other assets	226	80
Inventories, net	1,572	3,262
Other long-term assets, net	(89)	(2)
Accounts payable	(1,477)	(789)
Accrued payroll and related liabilities	(973)	(4,500)
Other current liabilities	(23)	2,154
Operating lease liabilities	(634)	(804)
Other long-term liabilities	(22)	(401)
Distributions from equity method investees, return on investment	17,116	19,488
Net cash provided by operating activities	13,237	16,018
Cash flows from investing activities
Acquisition of business	—	(661)
Acquisition of property, plant, equipment, and intangible assets, net	(1,289)	(1,087)
Mine development costs	(447)	(324)
Net cash used in investing activities	(1,736)	(2,072)
Cash flows from financing activities
Principal payments on term loan	(6,000)	(6,000)
Principal payments on finance lease obligations	(340)	(344)
Dividends paid	(4,518)	(4,571)
Repurchase of common shares	(159)	(693)
Repurchase of common shares to satisfy tax withholdings	(376)	(245)
Net cash used in financing activities	(11,393)	(11,853)
Increase in Cash and Cash Equivalents and Restricted Cash	108	2,093
Cash and Cash Equivalents and Restricted Cash, beginning of period	17,080	23,772
Cash and Cash Equivalents and Restricted Cash, end of period	$17,188	$25,865
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment through accounts payable	$1,890	$—
Dividends payable	$105	$58
See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation
Nature of Operations
Advanced Emissions Solutions, Inc. ("ADES" or the "Company") is a Delaware corporation with its principal office located in Greenwood Village, Colorado and operations located in Louisiana. The Company is principally engaged in consumable mercury control options including powdered activated carbon ("PAC") and chemical technologies. The Company's proprietary environmental technologies in the power generation and industrial ("PGI") market enable customers to reduce emissions of mercury and other pollutants, maximize utilization levels and improve operating efficiencies to meet the challenges of existing and pending emission control regulations. Through its wholly-owned subsidiary, ADA Carbon Solutions, LLC ("Carbon Solutions"), which the Company acquired on December 7, 2018 (the "Acquisition Date"), the Company manufactures and sells activated carbon ("AC") used in mercury capture for the coal-fired power plant, industrial and water treatment markets. Carbon Solutions also owns an associated lignite mine that supplies the primary raw material for manufacturing PAC.
Through its equity ownership in Tinuum Group, LLC ("Tinuum Group") and Tinuum Services, LLC ("Tinuum Services"), both of which are unconsolidated entities, the Company generates substantial earnings. Tinuum Group provides reduction of mercury and nitrogen oxide ("NOx") emissions at select coal-fired power generators through the production and sale of refined coal ("RC") that qualifies for tax credits under the Internal Revenue Code ("IRC") Section 45 - Production Tax Credit ("Section 45 tax credits"). The Company also earns royalties for technologies that are licensed to Tinuum Group and used at certain RC facilities to enhance combustion and reduced emissions of NOx and mercury from coal burned to generate electrical power. Tinuum Services operates and maintains the RC facilities under operating and maintenance agreements with Tinuum Group and owners or lessees of the RC facilities.
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
The unaudited Condensed Consolidated Financial Statements of ADES in this quarterly report ("Quarterly Report") are presented on a consolidated basis and include ADES and its wholly-owned subsidiaries (collectively, the "Company"). Also included within the unaudited Condensed Consolidated Financial Statements are the Company's unconsolidated equity investments: Tinuum Group, Tinuum Services and GWN Manager, LLC ("GWN Manager"), which are accounted for under the equity method of accounting, and Highview Enterprises Limited (the "Highview Investment"), which is accounted for in accordance with U.S. GAAP applicable to equity investments that do not qualify for the equity method of accounting.
Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated in consolidation for all periods presented in this Quarterly Report.
In the opinion of management, these Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary for a fair presentation of the results of operations, financial position, stockholders' equity and cash flows for the interim periods presented. These Condensed Consolidated Financial Statements of ADES should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"). Significant accounting policies disclosed therein have not changed, except as described later in Note 1.
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed using the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for common stock and any participating securities according to dividend and participating rights in undistributed earnings (losses). The Company's restricted stock awards ("RSA's") granted prior to December 31, 2016 contain non-forfeitable rights to dividends or dividend equivalents and are deemed to be participating securities. RSA's granted subsequent to December 31, 2016 do not contain non-forfeitable rights to dividends and are not deemed to be participating securities.
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
The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Net (loss) income	$(1,893)	$14,402
Less: Dividends and undistributed income (loss) allocated to participating securities	(2)	20
(Loss) income attributable to common stockholders	$(1,891)	$14,382

Basic weighted-average common shares outstanding	17,932	18,268
Add: dilutive effect of equity instruments	—	165
Diluted weighted-average shares outstanding	17,932	18,433
(Loss) earnings per share - basic	$(0.11)	$0.79
(Loss) earnings per share - diluted	$(0.11)	$0.78
For the three months ended March 31, 2020 and 2019, RSA's and Stock Options convertible to 0.7 million and 0.3 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There have been no changes in the Company’s critical accounting estimates from those that were disclosed in the 2019 Form 10-K. Actual results could differ from these estimates.
Due to the coronavirus (COVID-19) pandemic, there has been uncertainty and disruption in the global economy and financial markets. Additionally, due to COVID-19, overall power generation and coal-fired power demand may change, which could also have a material adverse effect on the Company. The Company is not aware of any specific event or circumstance that would require an update to its estimate or judgments or a revision of the carrying values of its assets or liabilities through the date of this Quarterly Report. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Risks and Uncertainties
The Company’s earnings are significantly affected by equity earnings it receives from Tinuum Group. As of March 31, 2020, Tinuum Group has 20 invested RC facilities of which 8 are leased to a single customer. A majority of these leases are periodically renewed. Further, the ability to generate Section 45 tax credits related to Tinuum's RC facilities expires in 2021. The loss of the single customer by Tinuum Group or the expiration of Section 45 tax credits would have a significant adverse impact on Tinuum Group's financial position, results of operations and cash flows, which in turn would have a material adverse impact on the Company’s financial position, results of operations and cash flows.

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
New Accounting Standards
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The amendments in ASU 2019-12 simplify various aspects related to accounting for income taxes by removing certain exceptions contained in Topic 740 and also clarifies and amends existing guidance in Topic 740 to improve consistent application. ASU 2019-12 is effective for public business entities beginning after December 15, 2020, including interim periods within those years, and early adoption is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures and does not believe this standard will have a material impact on the Company's financial statements and disclosures.

Note 2 - Acquisition
As described in Note 1, on the Acquisition Date, the Company completed the acquisition of Carbon Solutions (the "Carbon Solutions Acquisition") for a total purchase price of $75.0 million (the "Purchase Price"). The fair value of the purchase consideration totaled $66.5 million, less cash acquired of $3.3 million, and the assumption of debt and contractual commitments of $11.8 million. The Company also paid $4.5 million in acquisition-related costs (or transaction costs). The Company funded the cash consideration from cash on hand and the proceeds from the Term Loan and Security Agreement (the "Senior Term Loan") in the principal amount of $70.0 million, as more fully described in Note 5.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the final purchase price allocation. Subsequent to the Acquisition Date, the Company completed additional analysis and adjustments were made to the preliminary purchase price allocations as noted in the table below:

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
Adjustments to the preliminary purchase price allocation primarily related to changes in fair values assigned to property, plant and equipment, intangible assets, mine reclamation liability and the related mine reclamation asset as a result of the final valuation report from the Company's third-party valuation firm issued in May 2019. During the three months ended June 30, 2019 based on new information of facts and circumstances that existed as of the Acquisition Date, the Company revised its estimates used as of the Acquisition Date related to the net realizable value of certain finished goods inventory items as well as values assigned to certain prepaid and accrued expense items.
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

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Inventories, net
The following table summarizes the Company's inventories recorded at the lower of average cost or net realizable value as of March 31, 2020 and December 31, 2019:

	As of
(in thousands)	March 31, 2020	December 31, 2019
Product inventory	$11,492	$13,515
Raw material inventory	2,103	1,945
	$13,595	$15,460

Note 4 - Equity Method Investments
Tinuum Group, LLC
The Company's ownership interest in Tinuum Group was 42.5% as of March 31, 2020 and December 31, 2019. Tinuum Group supplies technology equipment and technical services at select coal-fired generators, but its primary purpose is to put into operation facilities that produce and sell RC that lower emissions and also qualify for Section 45 tax credits. Tinuum Group has been determined to be a variable interest entity ("VIE"); however, the Company does not have the power to direct the activities that most significantly impact Tinuum Group's economic performance and has therefore accounted for the investment under the equity method of accounting. The Company determined that the voting partners of Tinuum Group have identical voting rights, equity control interests and board control interests, and therefore, concluded that the power to direct the activities that most significantly impact Tinuum Group's economic performance was shared.
The following table summarizes the results of operations of Tinuum Group:

	Three Months Ended March 31,
(in thousands)	2020	2019
Gross profit	$5,010	$41,200
Operating, selling, general and administrative expenses	12,776	6,582
Loss (income) from operations	(7,766)	34,618
Other income	3,643	51
Loss attributable to noncontrolling interest	19,271	15,776
Net income available to members	$15,148	$50,445
ADES equity earnings from Tinuum Group	$6,438	$19,767
For the three months ended March 31, 2020, the Company recognized its pro-rata share of Tinuum Group's net income available to its members for the respective period. For the three months ended March 31, 2019, the Company recognized its pro-rata share of Tinuum Group's net income available to its members for the period, less the amount necessary to recover the cumulative earnings short-fall balance as of the end of the immediately preceding period, which was December 31, 2018. For the three months ended March 31, 2019, the difference between the Company's proportionate share of Tinuum Group's net income available to members (at its equity interest of 42.5%) and the Company's earnings from its Tinuum Group equity method investment as reported in the Condensed Consolidated Statements of Operations relates to the Company receiving distributions in excess of the carrying value of the equity investment, and therefore recognizing such excess distributions as equity method earnings in the period the distributions occur.
For the three months ended March 31, 2020, the Company recognized equity earnings from Tinuum Group of $6.4 million. For the three months ended March 31, 2019, the Company recognized equity earnings from Tinuum Group of $19.8 million.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following tables present the Company's investment balance, equity earnings and cash distributions in excess of the investment balance, if any, for the three months ended March 31, 2020 and 2019 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Memorandum Account: Cash distributions and equity earnings in (excess) of investment balance
Beginning balance	12/31/2019	$32,280	$—	$—	$—
ADES proportionate share of income from Tinuum Group	First Quarter	6,438	6,438	—	—
Cash distributions from Tinuum Group	First Quarter	(13,764)	—	13,764	—
Total investment balance, equity earnings (loss) and cash distributions	3/31/2020	$24,954	$6,438	$13,764	$—

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Memorandum Account: Cash distributions and equity earnings in (excess) of investment balance
Beginning balance	12/31/2018	$—	$—	$—	$(1,672)
Impact of adoption of accounting standards (1)	First Quarter	37,232	—	—	—
ADES proportionate share of income from Tinuum Group	First Quarter	21,439	21,439	—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	First Quarter	(1,672)	(1,672)	—	1,672
Cash distributions from Tinuum Group	First Quarter	(16,788)	—	16,788	—
Total investment balance, equity earnings (loss) and cash distributions	3/31/2019	$40,211	$19,767	$16,788	$—
(1) Tinuum Group adopted Accounting Standards Codification Topic ("ASC") 606 - Revenue from Contracts with Customers and ASC 842 - Leases as of January 1, 2019. As a result of Tinuum Group’s adoption of these standards, the Company recorded a cumulative adjustment of $27.4 million, net of the impact of income taxes, related to the Company's percentage of Tinuum Group's cumulative effect adjustment that increased the Company's Retained earnings as of January 1, 2019.
Tinuum Services, LLC
The Company has a 50% voting and economic interest in Tinuum Services. The Company has determined that Tinuum Services is not a VIE and has evaluated its consolidation analysis under the voting interest model. Because the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for its investment in Tinuum Services under the equity method of accounting. The Company’s investment in Tinuum Services as of March 31, 2020 and December 31, 2019 was $5.3 million and $6.8 million, respectively.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the results of operations of Tinuum Services:

	Three Months Ended March 31,
(in thousands)	2020	2019
Gross loss	$(22,259)	$(24,735)
Operating, selling, general and administrative expenses	45,753	49,450
Loss from operations	(68,012)	(74,185)
Other expenses	(285)	(242)
Loss attributable to noncontrolling interest	71,972	78,270
Net income	$3,675	$3,843
ADES equity earnings from Tinuum Services	$1,838	$1,922
Included within the Consolidated Statements of Operations of Tinuum Services for the three months ended March 31, 2020 and 2019, respectively, were losses related to VIE's of Tinuum Services. These losses do not impact the Company's equity earnings from Tinuum Services as 100% of those losses are attributable to a noncontrolling interest and eliminated in the calculations of Tinuum Services' net income attributable to the Company's interest.
The following table details the components of the Company's respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2020	2019
Earnings from Tinuum Group	$6,438	$19,767
Earnings from Tinuum Services	1,838	1,922
(Loss) earnings from other	(3)	1
Earnings from equity method investments	$8,273	$21,690
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

	Three Months Ended March 31,
(in thousands)	2020	2019
Distributions from equity method investees, return on investment
Tinuum Group	$13,764	$16,788
Tinuum Services	3,352	2,700
	$17,116	$19,488

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Debt Obligations

	As of
(in thousands)	March 31, 2020	December 31, 2019
Senior Term Loan due December 2021, related party	$34,000	$40,000
Less: net unamortized debt issuance costs	(989)	(1,163)
Less: net unamortized debt discount	(1,020)	(1,200)
Senior Term Loan due December 2021, net	31,991	37,637
Finance lease obligations	6,390	6,729
	38,381	44,366
Less: Current maturities	(24,192)	(23,932)
Total long-term debt	$14,189	$20,434
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
Line of Credit
On December 7, 2018, ADA-ES, Inc. ("ADA"), a wholly-owned subsidiary of the Company, as borrower, the Company, as guarantor, and a bank (the "Lender") entered into an amendment to the 2013 Loan and Security Agreement (the "Line of Credit"). This amendment provided, among other things, for ADA to be able to enter into the Senior Term Loan as a guarantor so long as the principal amount of the Senior Term Loan did not exceed $70.0 million. Additionally, the financial covenants in the Line of Credit were amended and restated to be consistent with the Senior Term Loan covenants, including maintaining a minimum cash balance of $5.0 million.
As of March 31, 2020, there were no outstanding borrowings under the Line of Credit.

Note 6 - Leases
As of March 31, 2020, the Company has obligations under finance and operating leases in the amounts of $6.4 million and $4.6 million, respectively. As of March 31, 2020, the Company has right of use ("ROU") assets, net of accumulated amortization, under finance leases and operating leases of $5.4 million and $4.4 million, respectively.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Finance leases
ROU assets under finance leases and finance lease liabilities are included in Property, plant and equipment and Current portion and Long-term portion of borrowings, respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2020. Interest expense related to finance lease liabilities and amortization of ROU assets under finance leases are included in Interest expense and Depreciation, amortization, depletion and accretion, respectively, in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2020.
Operating leases
ROU assets under operating leases and operating lease liabilities are included in Other long-term assets and Other liabilities and Other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2020.
Lease expense for operating leases for the three months ended March 31, 2020 and 2019 was $1.2 million and $1.2 million, respectively, of which $1.0 million and $1.1 million, respectively, is included in Consumables - cost of revenue, exclusive of depreciation and amortization, and $0.2 million and $0.1 million, respectively, is included in General and administrative in the Condensed Consolidated Statement of Operations.
Lease financial information as of and for the three months ended March 31, 2020 and 2019 is provided in the following table:

	Three Months Ended March 31,
(in thousands)	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$514	$536
Interest on lease liabilities	94	131
Operating lease cost	853	929
Short-term lease cost	282	171
Variable lease cost (1)	93	82
Total lease cost	$1,836	$1,849

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$94	$131
Operating cash flows from operating leases	$634	$949
Financing cash flows from finance leases	$340	$344
Right-of-use assets obtained in exchange for new operating lease liabilities	$60	$49
Weighted-average remaining lease term - finance leases	4.1 years	4.9 years
Weighted-average remaining lease term - operating leases	2.3 years	2.5 years
Weighted-average discount rate - finance leases	6.1%	6.1%
Weighted-average discount rate - operating leases	8.5%	8.6%
(1) Primarily includes common area maintenance, property taxes and insurance payable to lessors.
Note 7 - Revenues
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

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Trade receivables, net
The following table shows the components of Trade receivables, net:

	As of
(in thousands)	March 31, 2020	December 31, 2019
Trade receivables	$6,265	$8,057
Less: Allowance for doubtful accounts	(624)	(627)
Trade receivables, net	$5,641	$7,430
For the three months ended March 31, 2020 and 2019, the Company recognized zero and zero of bad debt expense, respectively.
Disaggregation of Revenue and Earnings from Equity Method Investments
During the three months ended March 31, 2020 and 2019, all performance obligations related to revenues recognized were satisfied at a point in time. The Company disaggregates its revenues by major components as well as between its two reportable segments, which are further discussed in Note 13 to the Condensed Consolidated Financial Statements. The following tables disaggregate revenues by major component for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020
	Segment
	PGI	RC	Other	Total
Revenue component
Consumables	$8,475	$—	$742	$9,217
License royalties, related party	—	3,046	—	3,046
Revenues from customers	8,475	3,046	742	12,263

Earnings from equity method investments	—	8,273	—	8,273

Total revenues from customers and earnings from equity method investments	$8,475	$11,319	$742	$20,536

	Three Months Ended March 31, 2019
	Segment
	PGI	RC	Other	Total
Revenue component
Consumables	$14,553	$—	$556	$15,109
License royalties, related party	—	4,220	—	4,220
Revenues from customers	14,553	4,220	556	19,329

Earnings from equity method investments	—	21,690	—	21,690

Total revenues from customers and earnings from equity method investments	$14,553	$25,910	$556	$41,019
Note 8 - Commitments and Contingencies
Legal Proceedings
The Company is from time to time subject to, and is presently involved in, various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and to outcomes, the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements, and judgments where management has assessed that a loss is probable and an amount can be reasonably estimated. There were no significant legal proceedings as of March 31, 2020.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Cash
As of March 31, 2020 and December 31, 2019, the Company had long-term restricted cash of $5.0 million and $5.0 million, respectively, which primarily consisted of minimum cash balance requirements under the Senior Term Loan.
Other Commitments and Contingencies
The Company has certain limited obligations contingent upon future events in connection with the activities of Tinuum Group. The Company, NexGen Refined Coal, LLC ("NexGen") and two entities affiliated with NexGen have provided an affiliate of the Goldman Sachs Group, Inc. with limited guaranties (the "Tinuum Group Party Guaranties") related to certain losses it may suffer as a result of inaccuracies or breach of representations and covenants. The Company also is a party to a contribution agreement with NexGen under which any party called upon to pay on a Tinuum Group Party Guaranty is entitled to receive contributions from the other party equal to 50% of the amount paid. The Company has not recorded a liability or expense provision related to this contingent obligation as it believes that it is not probable that a loss will occur with respect to Tinuum Group Party Guaranties.
Note 9 - Stockholders' Equity
Stock Repurchase Programs
In November 2018, the Company's Board of Directors (the "Board") authorized the Company to purchase up to $20.0 million of its outstanding common stock under a stock repurchase program (the "Stock Repurchase Program"), which was to remain in effect until December 31, 2019 unless otherwise modified by the Board. As of November 2019, $2.9 million remained outstanding related to the Stock Repurchase Program. In November 2019, the Board authorized an incremental $7.1 million to the Stock Repurchase Program and provided that it will remain in effect until all amounts are utilized or it is otherwise modified by the Board.
For the three months ended March 31, 2020, under the Stock Repurchase Program, the Company purchased 20,613 shares of its common stock for cash of $0.2 million, inclusive of commissions and fees. For the three months ended March 31, 2019, under the Stock Repurchase Program, the Company purchased 63,876 shares of its common stock for cash of $0.7 million, inclusive of commissions and fees. As of March 31, 2020, the Company had $7.0 million remaining under the Stock Repurchase Program.
Quarterly Cash Dividend
Dividends declared and paid quarterly on all outstanding shares of common stock during the three months ended March 31, 2020 and 2019 were as follows:

	2020		2019
	Per share	Date paid	Per share	Date paid
Dividends declared during quarter ended:
March 31	$0.25	March 10, 2020	$0.25	March 7, 2019
	$0.25		$0.25
A portion of the dividends declared remains accrued subsequent to the payment dates and represents dividends accumulated on nonvested shares of common stock held by employees and directors of the Company that contain forfeitable dividend rights that are not payable until the underlying shares of common stock vest. These amounts are included in both Other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2020.
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

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On April 9, 2020, the Board approved the Third Amendment to the TAPP ("Third Amendment") that amends the TAPP, as previously amended by the First and Second Amendments that were approved the Board on April 6, 2018 and April 5, 2019, respectively. The Third Amendment amends the definition of "Final Expiration Date" under the TAPP to extend the duration of the TAPP and makes associated changes in connection therewith. Pursuant to the Third Amendment, the Final Expiration Date shall be the close of business on the earlier of (i) December 31, 2021 or (ii) December 31, 2020 if stockholder approval of the Third Amendment has not been obtained prior to such date.
Note 10 - Stock-Based Compensation
The Company grants equity-based awards to employees, non-employee directors, and consultants that may include, but are not limited to, RSA's, restricted stock units ("RSU's"), performance stock units ("PSU's") and stock options. Stock-based compensation expense related to manufacturing employees and administrative employees is included within the Cost of goods sold and Payroll and benefits line items, respectively, in the Condensed Consolidated Statements of Operations. Stock-based compensation expense related to non-employee directors and consultants is included within the General and administrative line item in the Condensed Consolidated Statements of Operations.
Total stock-based compensation expense for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
RSA expense	$506	$317
Total stock-based compensation expense	$506	$317
The amount of unrecognized compensation cost as of March 31, 2020, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of March 31, 2020
(in thousands)	Unrecognized Compensation Cost	Expected Weighted- Average Period of Recognition (in years)
RSA expense	$3,178	2.23
PSU expense	309	2.94
Total unrecognized stock-based compensation expense	$3,487	2.29
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
A summary of RSA activity under the Company's various stock compensation plans for the three months ended March 31, 2020 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2020	451,344	$10.65
Granted	218,524	$5.34
Vested	(184,023)	$10.39
Forfeited	(265)	$10.84
Non-vested at March 31, 2020	485,580	$8.36
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
A summary of stock option activity for the three months ended March 31, 2020 is presented below:

	Number of Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Options outstanding, January 1, 2020	300,000	$13.87
Options granted	—	—
Options exercised	—	—
Options expired / forfeited	—	—
Options outstanding, March 31, 2020	300,000	$13.87	$—	0.18
Options vested and exercisable, March 31, 2020	300,000	$13.87	$—	0.18
Performance Share Units
Compensation expense is recognized for PSU awards on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant using a Monte Carlo simulation model. A summary of PSU activity for the three months ended March 31, 2020 is presented below:

	Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
PSU's outstanding, January 1, 2020	—	$—
Granted	50,127	6.17
Vested / Settled	—	—
Forfeited / Canceled	—	—
PSU's outstanding, March 31, 2020	50,127	$6.17	$329	2.94

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 11 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of Prepaid expenses and other assets and Other long-term assets, net as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	March 31, 2020	December 31, 2019
Prepaid expenses and other assets:
Prepaid expenses	$1,592	$1,708
Prepaid income taxes	4,772	4,228
Other	1,241	1,896
	$7,605	$7,832
Other long-term assets, net:
Right of use assets, operating leases, net	$4,358	$5,073
Spare parts, net	3,360	3,453
Mine development costs, net	7,457	7,084
Mine reclamation asset, net	2,423	2,451
Highview Investment	552	552
Other long-term assets	1,842	1,718
	$19,992	$20,331
Spare parts include critical spares required to support plant operations. Parts and supply costs are determined using the lower of cost or estimated replacement cost. Parts are recorded as maintenance expenses in the period in which they are consumed.
Mine development costs include acquisition costs, the cost of other development work and mitigation costs related to the Company's mining operations and are depleted over the estimated life of the related mine reserves, which is 21 years. The Company performs an evaluation of the recoverability of the carrying value of mine development costs to determine if facts and circumstances indicate that their carrying value may be impaired and if any adjustment is warranted. There were no indicators of impairment as of March 31, 2020. Mine reclamation asset, net represents an asset retirement obligation asset and is depreciated over the estimated life of the mine.
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
The Highview Investment is evaluated for indicators of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. There were no changes to the carrying value of the Highview Investment for the three months ended March 31, 2020 as there were no indicators of impairment or observable price changes for identical or similar investments.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	March 31, 2020	December 31, 2019
Other current liabilities:
Current portion of operating lease obligations	$2,142	$2,382
Accrued interest	298	213
Income and other taxes payable	805	678
Other	1,030	1,038
	$4,275	$4,311
Other long-term liabilities:
Operating lease obligations, long-term	$2,415	$2,810
Mine reclamation liability	2,752	2,721
Other	71	229
	$5,238	$5,760
Supplemental Condensed Consolidated Statements of Operations Information
The following table details the components of Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest on Senior Term Loan	$630	$1,270
Debt discount and debt issuance costs	354	381
453A interest	132	322
Other	94	131
	$1,210	$2,104
Note 12 - Income Taxes
For the three months ended March 31, 2020 and 2019, the Company's income tax expense and effective tax rates based on forecasted pretax income were:

	Three Months Ended March 31,
(in thousands, except for rate)	2020	2019
Income tax expense	$358	$1,699
Effective tax rate	(23)%	11%
For the three months ended March 31, 2020, the Company reported a loss before income tax of $1.5 million and income tax expense of $0.4 million which resulted in a negative effective tax rate for the quarter. Income tax expense for three months ended March 31, 2020 was due to federal and state income tax expense of $0.4 million, primarily from an increase in the valuation allowance on deferred tax assets of $0.9 million. The increase in the valuation allowance was a result of a reduction in forecasts as of March 31, 2020 of current and future years' taxable income.
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

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 13 - Business Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company's chief operating decision maker ("CODM"), or a decision-making group, in deciding how to allocate resources and in assessing financial performance. As of March 31, 2020, the Company's CODM was the Company's CEO. The Company's operating and reportable segments are identified by products and services provided.
As of March 31, 2020, the Company has two reportable segments: (1) Refined Coal ("RC"); and (2) Power Generation and Industrials ("PGI").
The business segment measurements provided to and evaluated by the CODM are computed in accordance with the principles listed below:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2019 Form 10-K.

•	Segment revenues include equity method earnings and losses from the Company's equity method investments.

•
Segment operating income (loss) includes segment revenues and allocation of certain "Corporate general and administrative expenses," which include Payroll and benefits, Legal and professional fees and General and administrative.

•	RC segment operating income includes interest expense directly attributable to the RC segment.
As of March 31, 2020 and December 31, 2019, substantially all of the Company's material assets are located in the U.S. and substantially all of significant customers are U.S. companies. The following table presents the Company's operating segment results for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenues:
Refined Coal:
Earnings in equity method investments	$8,273	$21,690
License royalties, related party	3,046	4,220
	11,319	25,910
Power Generation and Industrials:
Consumables	8,475	14,553
	8,475	14,553
Total segment reporting revenues	19,794	40,463

Adjustments to reconcile to reported revenues:
Earnings in equity method investments	(8,273)	(21,690)
Corporate and other	742	556
Total reported revenues	$12,263	$19,329

Segment operating income (loss):
Refined Coal (1)	$10,860	$25,233
Power Generation and Industrials (2)	(6,577)	(3,462)
Total segment operating income	$4,283	$21,771
(1) Included in RC segment operating income for the three months ended March 31, 2020 and 2019 is 453A interest expense of $0.1 million and $0.3 million, respectively.
(2) Included in PGI segment operating loss for the three months ended March 31, 2020 and 2019 was $2.0 million and $2.0 million, respectively, of depreciation, amortization, and depletion expense on mine and plant long-lived assets. Included in PGI segment operating loss for the three months ended March 31, 2019 was $3.4 million of costs recognized as a result of the step-up in inventory fair value recorded from the Carbon Solutions Acquisition.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A reconciliation of reportable segment operating income to the Company's consolidated income before income tax expense is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Total reported segment operating income	$4,283	$21,771
Other operating loss	(793)	(398)
	3,490	21,373
Adjustments to reconcile to (loss) income before income tax expense attributable to the Company:
Corporate payroll and benefits	(709)	(432)
Corporate legal and professional fees	(1,749)	(1,811)
Corporate general and administrative	(1,599)	(1,434)
Corporate depreciation and amortization	(26)	(13)
Corporate interest (expense) income, net	(942)	(1,582)
(Loss) income before income tax expense	$(1,535)	$16,101
Corporate general and administrative expenses include certain costs that benefit the business as a whole but are not directly related to one of the Company's segments. Such costs include, but are not limited to, accounting and human resources staff, information systems costs, legal fees, facility costs, audit fees and corporate governance expenses.
A reconciliation of reportable segment assets to the Company's consolidated assets is as follows:

	As of
(in thousands)	March 31, 2020	December 31, 2019
Assets:
Refined Coal (1)	$33,940	$43,953
Power Generation and Industrials	78,539	80,912
Total segment assets	112,479	124,865
All Other and Corporate (2)	47,704	48,934
Consolidated	$160,183	$173,799
(1) Includes $30.3 million and $39.2 million of investments in equity method investees, respectively.
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

	As of March 31, 2020		As of December 31, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Instruments:
Highview Investment	$552	$552	$552	$552
Highview Obligation	$208	$208	$220	$220
Concentration of credit risk
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company holds cash and cash equivalents at three financial institutions as of March 31, 2020. If an institution was unable to perform its obligations, the Company would be at risk regarding the amount of cash and investments in excess of the Federal Deposit Insurance Corporation limits (currently $250 thousand) that would be returned to the Company.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2020 and December 31, 2019, the Company had no financial instruments carried and measured at fair value on a recurring basis.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As disclosed in Note 2, the Company completed the Carbon Solutions Acquisition for purchase consideration of $66.5 million. The estimated fair values of the assets acquired and liabilities assumed were determined based on Level 3 inputs.
The Company has applied the measurement alternative for investments without readily determinable fair values under ASC Topic 321 - Investments in Equity Securities ("ASC 321") for the Highview Investment. Fair value measurements, if any, resulting from the Company's application of the guidance in ASC 321 represent either Level 2 or Level 3 measurements. There were no changes to the carrying value of the Highview Investment for the three months ended March 31, 2020 and 2019 as there were no indicators of impairment or observable price changes for identical or similar investments.
Note 15 - Restructuring
In December 2018, the Company recorded restructuring charges in connection with the departures of certain executives of Carbon Solutions in conjunction with the Carbon Solutions Acquisition. As part of the Carbon Solutions Acquisition, the Company also assumed a salary severance liability for an additional executive of Carbon Solutions in the amount of $0.6 million. There were no material restructuring activities during the three months ended March 31, 2020.
The following table summarizes the Company's change in restructuring accruals for the three months ended March 31, 2020:

(in thousands)	Employee Severance
Remaining accrual as of December 31, 2019	$254
Expense provision	—
Cash payments and other	(122)
Change in estimates	(7)
Remaining accrual as of March 31, 2020	$125
Restructuring accruals are included within the Accrued payroll and related liabilities line item in the Condensed Consolidated Balance Sheets. Restructuring expenses are included within the Payroll and benefits line item in the Condensed Consolidated Statements of Operations.
Note 16 - Subsequent Events
Unless disclosed elsewhere within the notes to the Condensed Consolidated Financial Statements, the following are the significant matters that occurred subsequent to March 31, 2020.
Paycheck Protection Program Loan
On April 20, 2020, the Company entered into a loan (the "PPP Loan") evidenced by a promissory note (the "Promissory Note"), under the Paycheck Protection Program sponsored by the U.S. Small Business Administration ("SBA") through BOK, NA dba Bank of Oklahoma ("BOK") providing for $3.3 million in proceeds, which amount was funded to the Company on April 21, 2020. The PPP Loan was made pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and is administered by the SBA.
The Promissory Note matures April 21, 2022 and provides for 18 monthly payments of principal and interest commencing on November 21, 2020. The interest rate on the PPP Loan is 1.00%. The Promissory Note is unsecured and contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or BOK, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. The Promissory Note principal may be forgiven subject to the terms of the Paycheck Protection Program.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Waiver on Senior Term Loan
Pursuant to entering into the PPP Loan, on April 20, 2020, the Company and Apollo Credit Strategies Master Fund Ltd and Apollo A-N Credit Fund (Delaware) L.P. (collectively, "Apollo"), affiliates of a beneficial owner of greater than five percent of the Company's common stock, executed the First Amendment (the "First Amendment") to the Senior Term Loan, which permitted the Company to enter into the PPP Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read together with the unaudited Condensed Consolidated Financial Statements and notes of Advanced Emissions Solutions, Inc. ("ADES" or the "Company") included elsewhere in Item 1 of Part I of this Quarterly Report and with the audited consolidated financial statements and the related notes of ADES included in the 2019 Form 10-K.
Overview
We are a leader in emissions reductions technologies through consumables that utilize powdered activated carbon (“PAC”) and chemical based technologies, primarily serving the coal-fired power generation and industrial boiler industries. Our proprietary environmental technologies and specialty chemicals enable our customers to reduce emissions of mercury and other pollutants, maximize utilization levels and improve operating efficiencies to meet the challenges of existing and potential emissions control regulations. Our products are also used for the purification of water.
Through our wholly-owned subsidiary, ADA Carbon Solutions, LLC ("Carbon Solutions"), which we acquired on December 7, 2018 (the "Acquisition Date"), we manufacture and sell activated carbon ("AC") used in mercury capture for the coal-fired power plant, industrial and water treatment markets. Carbon Solutions also owns an associated lignite mine that supplies the primary raw material for manufacturing our products.
We operate two segments: Refined Coal ("RC") and Power Generation and Industrials ("PGI"). Our RC segment is comprised of our equity ownership in Tinuum Group, LLC ("Tinuum Group") and Tinuum Services, LLC ("Tinuum Services"), both unconsolidated entities in which we generate substantial earnings. Tinuum Group provides reduction of mercury and nitrogen oxide ("NOX") emissions at select coal-fired power generators through the production and sale of RC that qualifies for tax credits ("Section 45 tax credits") under the Internal Revenue Code Section 45 - Production Tax Credit ("IRC Section 45"). We benefit from Tinuum Group's production and sale of RC, which generates tax credits, as well as its revenue from selling or leasing RC facilities to tax equity investors. We also earn royalties for technologies that are licensed to Tinuum Group and used at certain RC facilities to enhance combustion and reduced emissions of NOx and mercury from coal burned to generate electrical power. Tinuum Services operates and maintains the RC facilities under operating and maintenance agreements with Tinuum Group and owners or lessees of the RC facilities.
Our PGI segment includes the sale of products that provide mercury control and other air and water contaminants control to coal-fired power generators and other industrial companies. Our primary products are produced from lignite coal, which creates AC. From AC, we manufacture various forms of AC that include PAC and granular activated carbon ("GAC"). There are three primary consumable products that work in conjunction with the installed equipment at coal-fired utilities to control mercury: PAC, coal additives and scrubber additives. In many cases these three consumable products can be used together or in many circumstances substituted for each other. However, AC is typically the most efficient and effective way to capture mercury and currently accounts for over 50% of the mercury control consumables North American market.
Drivers of Demand and Key Factors Affecting Profitability
Drivers of demand and key factors affecting our profitability differ by segment. In the RC segment, demand is driven primarily by IRC Section 45, which is expected to expire no later than December 31, 2021. Operating results in RC have been influenced by: (1) the ability to sell, lease or operate RC facilities; (2) lease renegotiation or termination; and (3) changes in tonnage of RC due to changing coal-fired dispatch and electricity power generation sources. In the PGI segment, demand is driven primarily by consumables-based solutions for coal-fired power generation and other industrials. Operating results in PGI have been influenced by: (1) changes in our sales volumes; (2) changes in price and product mix; and (3) changes in coal-fired dispatch and electricity power generation sources.
Impact of COVID-19
In March 2020, the World Health Organization ("WHO") declared the novel strain of coronavirus ("COVID-19") a global pandemic. We are designated by the Cybersecurity and Infrastructure Security Agency ("CISA") of the Department of Homeland Security as a critical infrastructure supplier to the energy sector. Our operations have been deemed essential and, therefore, our facilities remain open and our employees employed. We follow the COVID-19 guidelines from the Centers for Disease Control concerning the health and safety of our personnel, including remote working for those that have the ability to do so, sequestered employees at our plant and other heath safety measures. These measures have resulted in an increase in our personnel costs, operational inefficiencies and the incurrence of incremental costs to allow manufacturing operations to continue; while at the same time we have faced a general downturn in our sales and marketing efforts. The duration of these measures is unknown, may be extended and additional measures may be imposed.

Both of our business segments have continued to operate during the pandemic, and we have taken certain proactive and precautionary steps to ensure the safety of our employees, customers and suppliers, including frequent cleaning and disinfection of workspaces, property, plant and equipment, instituting social distancing measures and mandating remote working environments for certain employees. We cannot, however, predict the long-term effects on our business, including our financial position or results of operations, if governmental restrictions such as "stay-at-home orders" or other such directives continue for a prolonged period of time and cause a material negative change in power generation demand, materially disrupt our supply chain, substantially increase our operating costs or limit our ability to serve existing customers and seek new customers.
Our customers may also be impacted by COVID-19 pandemic as the utilization of energy has declined during “stay-at-home” orders. We cannot predict the long-term impact on our customers and the subsequent impact on our business.
Results of Operations
For the three months ended March 31, 2020, we recognized net loss of $1.9 million compared to net income of $14.4 million for the three months ended March 31, 2019.
The operating results for the three months ended March 31, 2020 are primarily attributable to a combination of factors, including:

•	Continued performance in our RC business segment, principally related to equity earnings and license royalties;

•	Performance in our PGI business segment, principally related to Carbon Solutions;

•	Impacts related to changes in income tax expense.
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
Comparison of the Three Months Ended March 31, 2020 and 2019
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2020	2019	($)	(%)
Revenues:
Consumables	$9,217	$15,109	$(5,892)	(39)%
License royalties, related party	3,046	4,220	(1,174)	(28)%
Total revenues	$12,263	$19,329	$(7,066)	(37)%
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	$11,491	$14,108	$(2,617)	(19)%
Consumables and consumables cost of revenue
For the three months ended March 31, 2020, consumables revenues decreased from the comparable period in 2019 primarily due to lower volumes, which were negatively impacted by low coal-fired power dispatch driven by power generation from sources other than coal. Our gross margin, exclusive of depreciation and amortization, was negative for the three months ended March 31, 2020 as compared to the corresponding quarter in 2019 primarily due to the impact of lower sales volumes and the high fixed cost operating structure. Consumables revenue is affected by electricity demand driven by seasonal weather and related power generation needs, as well as competitor prices related to alternative power generation sources such as natural gas. According to data provided by the U.S. Energy Information Administration ("EIA"), for the three months ended March 31, 2020, power generation from coal-fired power dispatch was down approximately 33% compared to the corresponding quarter in 2019. Due to safety actions taken by the Company to provide for continued operation of our manufacturing facilities, we expect that cost of revenue will increase as a result of COVID-19 during the three months ended June 30, 2020.

License royalties, related party
For the three months ended March 31, 2020 and 2019, there were 11.9 million tons and 10.9 million tons, respectively, of RC produced using M-45TM and M-45-PCTM technologies ("M-45 Technology"), which Tinuum Group licenses from us ("M-45 License"). This decrease combined with a lower royalty rate per ton resulted in a decrease in license royalties quarter over quarter. The reduction in the royalty rate per ton was primarily attributable to higher depreciation recognized of approximately $0.8 million on all royalty bearing RC facilities as a result of a reduction in their estimated useful lives as determined by Tinuum Group. Further reducing the rate per ton was a decrease in net lease payments of approximately $0.4 million as a result of Tinuum Group restructuring RC facility contracted leases with its largest customer. As a result of higher depreciation and lower lease payments, we expect that the lower royalty rate per ton will continue in 2020 and 2021.
Additional information related to revenue concentrations and contributions by class and reportable segment can be found within the Business Segments discussion and in Note 13 to the Condensed Consolidated Financial Statements.
Other Operating Expenses
A summary of the components of our operating expenses, exclusive of cost of revenue items (presented above), for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2020	2019	($)	(%)
Operating expenses:
Payroll and benefits	$2,742	$2,556	$186	7%
Legal and professional fees	2,043	2,204	(161)	(7)%
General and administrative	2,331	1,914	417	22%
Depreciation, amortization, depletion and accretion	2,297	2,102	195	9%
	$9,413	$8,776	$637	7%
Payroll and benefits
Payroll and benefits expenses, which represent costs related to selling, general and administrative personnel, increased during the three months ended March 31, 2020 compared to the corresponding quarter in 2019 primarily due to an increase in headcount of personnel and payroll-related expenses.
Legal and professional fees
Legal and professional fees decreased during the three months ended March 31, 2020 compared to the corresponding quarter in 2019 as a result of costs associated with the integration of the Carbon Solutions that were incurred during the three months ended March 31, 2019 of $0.4 million. These costs were partially offset by costs incurred related to professional fees; primarily outsourced IT cost specific to the completion of the integration of Carbon Solutions of $0.3 million.
General and administrative
General and administrative expenses increased during the three months ended March 31, 2020 compared to the corresponding quarter in 2019 most significantly due to an increase in product development of approximately $0.4 million.
Depreciation, amortization, depletion and accretion
Depreciation and amortization expense increased during the three months ended March 31, 2020 compared to the corresponding quarter in 2019 due to the addition of long-lived assets at our manufacturing plant in Louisiana, which contributed approximately $0.3 million of depreciation expense for the three months ended March 31, 2020.

Other Income (Expense), net
A summary of the components of other income (expense), net for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2020	2019	($)	(%)
Other income (expense):
Earnings from equity method investments	$8,273	$21,690	$(13,417)	(62)%
Interest expense	(1,210)	(2,104)	894	(42)%
Other	43	70	(27)	(39)%
Total other income	$7,106	$19,656	$(12,550)	(64)%
Earnings from equity method investments
The following table details the components of our respective equity method investments included within the Earnings from equity method investments line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2020	2019
Earnings from Tinuum Group	$6,438	$19,767
Earnings from Tinuum Services	1,838	1,922
(Loss) earnings from other	(3)	1
Earnings from equity method investments	$8,273	$21,690
Earnings from equity method investments, and changes related thereto, are impacted by our significant equity method investees: Tinuum Group and Tinuum Services.
For the three months ended March 31, 2020, we recognized $6.4 million in equity earnings from Tinuum Group, which was equal to our proportionate share of Tinuum Group's net income for the quarter. For the three months ended March 31, 2019, we recognized $19.8 million in equity earnings from Tinuum Group, which was equal to our proportionate share of Tinuum Group's net income of $21.4 million for the quarter less the recovery of the cash distributions in excess of cumulative earnings as of December 31, 2018. The difference between our pro-rata share of Tinuum Group's net income and our earnings from our Tinuum Group equity method investment as reported on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 was the result of cumulative distributions received from Tinuum Group being in excess of the carrying value of the investment, and therefore we recognized such excess distributions as equity method earnings in the period the distributions occurred.
For the three months ended March 31, 2020, equity earnings from our interest in Tinuum Group were positively impacted by the addition of two new RC facilities during the second half of 2019. However, equity earnings from Tinuum Group for the three months ended March 31, 2020 decreased from the comparable quarter in 2019 primarily from a new RC facility in the first quarter of 2019 that was recognized as a point-in-time sale and higher depreciation recognized of approximately $2.4 million for the three months ended March 31, 2020 on all Tinuum Group RC facilities as a result of a reduction in RC facilities estimated useful lives as determined by Tinuum Group during the second half of 2019. Further contributing to the decrease in equity earnings quarter over quarter was the restructuring of RC facility leases with Tinuum Group's largest customer, which decreased lease payments and equity earnings beginning in the three months ended September 30, 2019. We believe the increase in depreciation and decrease in lease payments will negatively impact equity earnings for the remainder of 2020 as well as 2021.
Further, two coal-fired utilities in which Tinuum Group has invested RC facilities announced expected closures in the fourth quarter of 2019 and the associated leases of those facilities terminated during this period. As a result of higher depreciation, reduced lease payments and closures of two utilities, we expect our pro-rata share of Tinuum Group’s earnings and distributions to be lower in future periods.
Equity earnings from our interest in Tinuum Services decreased by $0.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, and for those quarters, Tinuum Services provided operating and maintenance services to 19 operating RC facilities. Tinuum Services derives earnings under fixed-fee arrangements as well as fee arrangements that are based on actual RC production, depending upon the specific RC facility operating and maintenance agreement.

Tax Credits and Obligations
Historically, we have earned Section 45 tax credits related to the production of RC, most significantly due to our direct and indirect ownership, through Tinuum Group, in the GWN REF RC facility ("GWN REF"). However, based on an agreement effective January 1, 2019 with Tinuum Group's largest customer, which also has an ownership interest in Tinuum Group, substantially all of the tax credits earned from GWN REF were allocated to this customer. As a result, our earned Section 45 tax credits for three months ended March 31, 2020 and 2019 were minimal and will likely to continue to be for the remainder of 2020 and 2021.
Interest expense
For the three months ended March 31, 2020, interest expense decreased $0.9 million compared to the three months ended March 31, 2019 primarily due to a reduction in interest expense related to a senior term loan (the "Senior Term Loan") as the principal balance was reduced from payments of $30.0 million quarter over quarter. This remaining decrease related to a reduction in the deferred balance related to Internal Revenue Code section 453A ("453A"), which requires taxpayers to pay an interest charge on the portion of the tax liability that is deferred under the installment method for tax purposes.
Income tax expense
For the three months ended March 31, 2020, we recorded income tax expense of $0.4 million compared to income tax expense of $1.7 million for the three months ended March 31, 2019. The income tax expense recorded for the three months ended March 31, 2020 was comprised of estimated federal income tax expense of $0.3 million and estimated state income tax expense of $0.1 million. The income tax expense recorded for the three months ended March 31, 2019 was comprised of estimated federal income tax expense of $0.8 million and estimated state income tax expense of $0.9 million.
The decrease in income tax expense quarter over quarter was primarily due to the pretax loss for the three months ended March 31, 2020 of $1.5 million compared to pretax income of $16.1 million for the three months ended March 31, 2019 as well as an increase in the valuation allowance on deferred tax assets of $0.9 million for the three months ended March 31, 2020 compared to a decrease in the valuation allowance on deferred tax assets of $4.0 million for the three months ended March 31, 2019. For both quarters, the adjustments to the valuation allowance were based on changes in forecasts as of March 31, 2020 and March 31, 2019, respectively, of future years' taxable income. In addition, income tax expense quarter over quarter was lower from a decrease in state income tax expense of $0.8 million primarily due to lower forecasted pretax income for 2020 compared to 2019.
Non-GAAP Financial Measures
To supplement our financial information presented in accordance with accounting principles generally accepted in the U.S. ("GAAP"), we are providing non-GAAP measures of certain financial performance. These non-GAAP measures include Consolidated Adjusted EBITDA, Segment EBITDA and RC Segment Adjusted EBITDA. We have included non-GAAP measures because management believes that they help to facilitate comparison of operating results between periods. We believe the non-GAAP measures provide useful information to both management and users of the financial statements by excluding certain expenses and gains and losses that may not be indicative of core operating results and business outlook. These non-GAAP measures are not in accordance with, or an alternative to, measures prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. These measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures.
We define Consolidated Adjusted EBITDA as net income, adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: depreciation, amortization, depletion and accretion, interest expense, net, income tax expense, then reduced by the non-cash impact of equity earnings from equity method investments and increased by cash distributions from equity method investments. Because Consolidated Adjusted EBITDA omits certain non-cash items, we believe that the measure is less susceptible to variances that affect our operating performance.
We define Segment EBITDA as Segment operating income (loss) adjusted for the impact of the following items that are either non-cash or that we do not consider representative of its ongoing operating performance: depreciation, amortization, depletion and accretion and interest expense, net. When used in conjunction with GAAP financial measures, Segment EBITDA is a supplemental measure of operating performance that management believes is a useful measure for each of our PGI and RC segment's performance relative to the performance of competitors as well as performance period over period. Additionally, we believe the measure is less susceptible to variances that affect its operating performance results.

We define RC Segment Adjusted EBITDA as RC Segment EBITDA reduced by the non-cash impact of equity earnings from equity method investments and increased by cash distributions from equity method investments.
We present these non-GAAP measures because we believe they are useful as supplemental measures in evaluating the performance of our operating performance and provide greater transparency into the results of operations. Management uses these non-GAAP measures in evaluating the performance of our business.
The adjustments to Consolidated Adjusted EBITDA, Segment EBITDA and RC Segment Adjusted EBITDA in future periods are generally expected to be similar. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP.
Consolidated Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2020	2019
Net (loss) income (1)	$(1,893)	$14,402
Depreciation, amortization, depletion and accretion	2,297	2,102
Interest expense, net	1,167	2,034
Income tax expense	358	1,699
Consolidated EBITDA	1,929	20,237
Equity earnings	(8,273)	(21,690)
Cash distributions from equity method investees	17,116	19,488
Consolidated Adjusted EBITDA	$10,772	$18,035
(1) Net income for the three months ended March 31, 2019 included a $3.6 million adjustment, which increased cost of revenue due to a step-up in basis of inventory acquired related to the Carbon Solutions Acquisition.
Business Segments
As of March 31, 2020, we have two reportable segments: (1) RC and (2) PGI. The business segment measurements provided to and evaluated by our chief operating decision maker are computed in accordance with the principles listed below:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2019 Form 10-K.

•	Segment revenues include equity method earnings and losses from our equity method investments.

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
The following table presents our operating segment results for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenues:
Refined Coal:
Earnings in equity method investments	$8,273	$21,690
License royalties, related party	3,046	4,220
	11,319	25,910
Power Generation and Industrials:
Consumables	8,475	14,553
	8,475	14,553
Total segment reporting revenues	19,794	40,463

Adjustments to reconcile to reported revenues:
Earnings in equity method investments	(8,273)	(21,690)
Corporate and other	742	556
Total reported revenues	$12,263	$19,329

Segment operating income (loss):
Refined Coal (1)	$10,860	$25,233
Power Generation and Industrials (2)	(6,577)	(3,462)
Total segment operating income	$4,283	$21,771
(1) Included in RC segment operating income for the three months ended March 31, 2020 and 2019 is 453A interest expense of $0.1 million and $0.3 million, respectively.
(2) Included in PGI segment operating loss for the three months ended March 31, 2020 and 2019 is $2.0 million and $2.0 million, respectively, of depreciation, amortization, and depletion expense on mine- and plant-related long-lived assets. Included in PGI segment operating loss for the three months ended March 31, 2019 was approximately $3.4 million of costs recognized as a result of the step-up in inventory fair value recorded from the acquisition of Carbon Solutions.

RC
The following table details the segment revenues of our respective equity method investments:

	Three Months Ended March 31,
(in thousands)	2020	2019
Earnings from Tinuum Group	$6,438	$19,767
Earnings from Tinuum Services	1,838	1,922
(Loss) earnings from other	(3)	1
Earnings from equity method investments	$8,273	$21,690

For the three months ended March 31, 2020 and March 31, 2019
RC earnings decreased primarily due to a decrease in equity earnings in Tinuum Group during the three months ended March 31, 2020 compared to the corresponding quarter in 2019, as presented above.
For the three months ended March 31, 2020, equity earnings from our interest in Tinuum Group were positively impacted by the addition of two new RC facilities during the second half of 2019. However, equity earnings from Tinuum Group for the three months ended March 31, 2020 decreased from the comparable quarter in 2019 primarily from a new RC facility in the first quarter of 2019 that was recognized as a point-in-time sale and higher depreciation recognized of approximately $2.4 million for the three months ended March 31, 2020 on all Tinuum Group RC facilities as described above. Further contributing to the decrease in equity earnings quarter over quarter was the restructuring of RC facility leases with Tinuum Group's largest customer, which decreased lease payments and equity earnings beginning in the three months ended September 30, 2019. We believe the increase in depreciation and decrease in lease payments will negatively impact equity earnings for the remainder of 2020 as well as 2021.
For the three months ended March 31, 2020, we recognized $6.4 million in equity earnings from Tinuum Group, which was equal to our proportionate share of Tinuum Group's net income for the quarter. For the three months ended March 31, 2019, we recognized $19.8 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $21.4 million for the quarter less the recovery of the cash distributions in excess of cumulative earnings as of December 31, 2018. The difference between our pro-rata share of Tinuum Group's net income and our earnings from our Tinuum Group equity method investment as reported on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 was the result of cumulative distributions received from Tinuum Group being in excess of the carrying value of the investment, and therefore we recognized such excess distributions as equity method earnings in the period the distributions occurred.
For the three months ended March 31, 2020, earnings from Tinuum Services remained relatively flat compared to the same quarter in 2019 primarily due to no change quarter over quarter in the number of operating RC facilities in which Tinuum Services provides operating and maintenance services.
As noted above, for the three months ended March 31, 2020, RC earnings were impacted by a decrease in license royalties earned from Tinuum Group's use of our M-45 License. For the three months ended March 31, 2020 and 2019, there were 11.9 million tons and 10.9 million tons, respectively, of RC produced using the M-45 Technology. This decrease combined with a lower royalty rate per ton resulted in a decrease in license royalties quarter over quarter. The reduction in the royalty rate per ton was primarily attributable to higher depreciation recognized on all royalty bearing RC facilities as a result of a reduction in their estimated useful lives as determined by Tinuum Group. Further reducing the rate per ton was a decrease in net lease payments as a result of Tinuum Group restructuring RC facility contracted leases with its largest customer.
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
RC Segment Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2020	2019
RC Segment operating income	$10,860	$25,233
Depreciation, amortization, depletion and accretion	27	21
Interest expense	132	322
RC Segment EBITDA	11,019	25,576
Equity earnings	(8,273)	(21,690)
Cash distributions from equity method investees	17,116	19,488
RC Segment Adjusted EBITDA	$19,862	$23,374
PGI
Discussion of revenues derived from our PGI segment and costs related thereto are included above within our consolidated results.
For the three months ended March 31, 2020 and March 31, 2019
PGI segment operating loss increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a reduction in consumable revenue and associated margins. For the three months ended March 31, 2020, consumables revenue and margins also continued to be negatively impacted by low coal-fired power dispatch driven by power generation from sources other than coal. According to data provided by the U.S. Energy Information Administration

("EIA"), for the three months ended March 31, 2020, power generation from coal-fired power dispatch was down approximately 33% compared to the comparable quarter in 2019.
PGI Segment EBITDA

	Three Months Ended March 31,
(in thousands)	2020	2019
Segment operating loss	$(6,577)	$(3,462)
Depreciation, amortization, depletion and accretion	2,035	1,960
Interest expense, net	94	131
PGI Segment EBITDA loss	$(4,448)	$(1,371)
(1) Included in segment operating loss for the three months ended March 31, 2019 was approximately $3.4 million of costs recognized as a result of the step-up in inventory fair value recorded from the acquisition of Carbon Solutions.

Liquidity and Capital Resources
Overview of Factors Affecting Our Liquidity
During the three months ended March 31, 2020, our liquidity position was positively affected primarily due to distributions from Tinuum Group and Tinuum Services, royalty payments from Tinuum Group and borrowing availability under our bank ("Lender") line of credit ("Line of Credit").
Our principal sources of cash include:

•	cash on hand;

•	distributions from Tinuum Group and Tinuum Services; and

•	royalty payments from Tinuum Group.
Our principal uses of cash during the three months ended March 31, 2020 included:

•	repurchases of shares of common stock;

•	payment of dividends;

•	payment of debt principal and interest; and

•	our business operating expenses, including federal and state tax payments and cash severance payments.
Our ability to continue to generate sufficient cash flow required to meet ongoing operational needs and obligations, capital expenditures, future potential dividend payments and potential future share repurchases depends on several factors, including executing on our contracts and initiatives, receiving license royalty payments from Tinuum Group and distributions from Tinuum Group and Tinuum Services, and increasing our share of the market for PGI consumables, including expanding our overall PAC business into additional adjacent markets. Increased distributions from Tinuum Group will likely be dependent upon both preserving existing contractual relationships and securing additional tax equity investors for those Tinuum Group facilities that are currently not operating.
We incur significant recurring capital expenditures for our AC manufacturing facility and for mine development at our lignite mine. For 2020, we anticipate that our capital expenditures will be lower than 2019 as we do not anticipate having significant planned maintenance as we incurred in 2019.
We expect our liquidity will be impacted from COVID-19 due to anticipated increased operating losses in our PGI segment from anticipated higher operating costs as a result of measures taken to support our ability to deliver as a critical infrastructure business, primarily from sequestration efforts and "hazard pay," which is a premium on wages, for a substantial number of our employees, and overall plant operating inefficiencies. In addition, we also anticipate that Tinuum Group's ability to sell or lease additional RC facilities will be delayed as a result of the economic slowdown associated with the COVID-19 pandemic.
In April 2020, we took steps to enhance our short-term liquidity through the Paycheck Protection Program as discussed below.

Tinuum Group and Tinuum Services Distributions

The following table summarizes the cash distributions from our equity method investments that most significantly affected our consolidated cash flow results for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Tinuum Group	$13,764	$16,788
Tinuum Services	3,352	2,700
Distributions from equity method investees	$17,116	$19,488
Cash distributions from Tinuum Group for the three months ended March 31, 2020 decreased by $3.0 million compared to the three months ended March 31, 2019 primarily due to reductions in lease payments received by Tinuum Group from its largest customer as a result of renegotiations of certain leases, which occurred in 2019 between Tinuum Group and this customer, and the shuttering of two coal-fired utilities in the fourth quarter of 2019 where two invested RC facilities were operating.
Future cash flows from Tinuum through 2021 are expected to range from $125 to $150 million, a decrease from the previously reported range of $150 to $175 million. The key drivers in achieving these future cash flows are based on the following:

•	20 invested facilities as of March 31, 2020 and inclusive of all net Tinuum cash flows (distributions and license royalties), offset by estimated federal and state income tax payments and 453A interest payments.
Expected future cash flows from Tinuum Group are based on the following key assumptions:

•	Tinuum Group continues to not operate retained facilities;

•	Tinuum Group does not have material unexpected capital expenditures or unusual operating expenses;

•	Tax equity lease renewals on invested facilities are not terminated or repriced; and

•	Coal-fired power generation remains consistent with contractual expectations.
Paycheck Protection Program Loan
On April 21, 2020, we entered into a loan (the "PPP Loan") evidenced by a promissory note (the "Promissory Note"), under the Paycheck Protection Program sponsored by the U.S. Small Business Administration ("SBA") through BOK, NA dba Bank of Oklahoma (the "Lender") providing for $3.3 million in proceeds, which amount was funded on April 21, 2020. The PPP Loan was made pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and is administered by the SBA.
The Promissory Note matures April 21, 2022 and provides for 18 monthly payments of principal and interest commencing on November 21, 2020. The interest rate on the PPP Loan is 1.00%. The Promissory Note is unsecured and contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or the Lender, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from us, or filing suit and obtaining judgment against us. The Promissory Note principal may be forgiven subject to the terms of the Paycheck Protection Program.
Our business has been classified as an essential business and therefore we continue to operate on a modified basis to comply with governmental restrictions and public health authority guidelines. In April 2020, we sequestered approximately 60 employees to continue to run our manufacturing plant and build-up inventory in order to supply our customers. This resulted in additional costs as the sequestered employees received "hazard pay." We used proceeds from the PPP Loan to fund these additional employment expenses.
Senior Term Loan
On December 7, 2018, we and ADA-ES, Inc. ("ADA"), a wholly-owned subsidiary, and certain other subsidiaries of the Company as guarantors, The Bank of New York Mellon as administrative agent, and Apollo Credit Strategies Master Fund Ltd and Apollo A-N Credit Fund (Delaware) L.P. (collectively "Apollo”), affiliates of a beneficial owner of greater than five percent of our common stock and a related party, entered into the "Senior Term Loan" in the amount of $70.0 million, less original issue discount of $2.1 million. Proceeds from the Senior Term Loan were used to fund the acquisition of Carbon Solutions as disclosed in Note 2. We also paid debt issuance costs of $2.0 million related to the Senior Term Loan. The Senior Term Loan has a term of 36 months and bears interest at a rate equal to 3-month LIBOR (subject to a 1.5% floor) + 4.75% per annum, which is adjusted quarterly to the current 3-month LIBOR rate, and interest is payable quarterly in arrears. Quarterly principal payments of $6.0 million are required and commenced in March 2019, and we may prepay the Senior Term Loan at any time without penalty. The Senior Term Loan is secured by substantially all of our assets, including the cash flows from Tinuum

Group and Tinuum Services (collectively, the "Tinuum Entities"), but excluding our equity interests in those Tinuum entities. During the three months ended March 31, 2020, we made principal payments of $6.0 million.
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
Pursuant to entering into the PPP Loan, on April 20, 2020, we and Apollo executed the First Amendment (the "First Amendment") to the Senior Term Loan, which permitted us to enter into the PPP Loan.
Stock Repurchases and Dividends
In November 2018, our Board of Directors (the "Board") authorized us to purchase up to $20.0 million of our outstanding common stock under a stock repurchase program (the "Stock Repurchase Program"), which was to remain in effect until December 31, 2019 unless otherwise modified by the Board. As of November 2019, $2.9 million remained outstanding related to the Stock Repurchase Program. In November 2019, the Board authorized an incremental $7.1 million to the Stock Repurchase Program and provided that it will remain in effect until all amounts are utilized or it is otherwise modified by the Board.
For the three months ended March 31, 2020, under the Stock Repurchase Program, we purchased 20,613 shares of our common stock for cash of $0.2 million, inclusive of commissions and fees. For the three months ended March 31, 2019, under the Stock Repurchase Program, we purchased 63,876 shares of our common stock for cash of $0.7 million, inclusive of commissions and fees. As of March 31, 2020, we had $7.0 million remaining under the Stock Repurchase Program.
For the three months ended March 31, 2020 and 2019, we declared and paid quarterly cash dividends to stockholders of $4.5 million and $4.6 million, respectively.
Line of Credit
On December 7, 2018, ADA-ES, Inc. ("ADA"), a wholly-owned subsidiary, as borrower, we, as guarantor, and the Lender entered into an amendment to the Line of Credit. This amendment provided, among other things, for ADA to be able to enter into the Senior Term Loan as a guarantor so long as the principal amount of the Senior Term Loan did not exceed $70.0 million. Additionally, the financial covenants in the Line of Credit were amended and restated to be consistent with the Senior Term Loan covenants, including maintaining a minimum cash balance of $5.0 million.
As of March 31, 2020, we have $5.0 million of borrowing availability and there were no outstanding borrowings under the Line of Credit.
Sources and Uses of Cash
Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019
Cash, cash equivalents and restricted cash increased from $17.1 million as of December 31, 2019 to $17.2 million as of March 31, 2020. The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$13,237	$16,018	$(2,781)
Investing activities	(1,736)	(2,072)	336
Financing activities	(11,393)	(11,853)	460
Net change in cash and cash equivalents and restricted cash	$108	$2,093	$(1,985)
Cash flow from operating activities
Cash flows provided by operating activities for the three months ended March 31, 2020 decreased by $2.8 million compared to the three months ended March 31, 2019. The net decrease was primarily attributable to the net loss for the three months ended March 31, 2020 of $1.9 million compared to net income for the three months ended March 31, 2019 of $14.4 million and a decrease quarter over quarter in distributions from equity method investments, return on investment of $2.4 million. Offsetting this net decrease in cash flows provided by operating activities was a decrease quarter over quarter in earnings from equity method investees of $13.4 million and a decrease of $3.5 million in the net change in accrued payroll and related liabilities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Cash flow from investing activities
Cash flows used in investing activities for the three months ended March 31, 2020 decreased by $0.3 million compared to the three months ended March 31, 2019 primarily from a decrease in cash consideration paid for the three months ended March 31, 2019 of $0.7 million related to the acquisition of Carbon Solutions. Offsetting this decrease in cash flows used in investing activities was an increase quarter over quarter in capital expenditures related to property, plant equipment and intangibles of $0.2 million.
Cash flow from financing activities
Cash flows used in financing activities for the three months ended March 31, 2020 decreased by $0.5 million compared to the three months ended March 31, 2019 primarily from a decrease quarter over quarter in repurchases of common shares.
Contractual Obligations
During the three months ended March 31, 2020, there were no material changes to our contractual obligations outside of the ordinary course of business from those reported as of December 31, 2019.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2020, we did not engage in any off-balance sheet arrangements except those discussed in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2019 10-K.
Critical Accounting Policies and Estimates
Our significant accounting policies and estimates have not changed from those reported in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2019 10-K.
Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for new accounting standards applicable to us that were issued during the three months ended March 31, 2020 and subsequent thereto through the date of this Quarterly Report.
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

(l)	the outcome of current legal proceedings;

(m)	awards of patents designed to protect our proprietary technologies both in the U.S. and other countries;

(n)	whether any legal challenges or EPA actions will have a material impact on the implementation of the MATS or other regulations and on our ongoing business;

(o)	the evolving impact and duration of the COVID-19 pandemic to our business;

(p)	whether any amounts under the PPP loan will be forgiven; and

(q)	the tax impact of the use of or forgiveness of funds received or forgiven under the PPP loan.

The forward-looking statements included in this Quarterly Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, timing of new and pending regulations and any legal challenges to or extensions of compliance dates of them; the U.S. government’s failure to promulgate regulations or appropriate funds that benefit our business; availability, cost of and demand for alternative energy sources and other technologies; changes in laws and regulations, accounting rules, prices, economic conditions and market demand; impact of competition; technical, start up and operational difficulties; failure of the RC facilities to produce RC; termination of or amendments to the contracts for sale or lease of RC facilities or such facilities to qualify for Section 45 tax credits; decreases in the production of RC; our inability to commercialize our technologies on favorable terms; our inability to ramp up our operations to effectively address recent and expected growth in our business; our ability to mitigate or manage disruptions posed by COVID-19; the impact of COVID-19 and changes in U.S. economic conditions that materially impact the demand for our products and services, loss of key personnel; potential claims from any terminated employees, customers or vendors; availability of materials and equipment for our businesses; intellectual property infringement claims from third parties; pending litigation; as well as other factors relating to our business, as described in our filings with the SEC, with particular emphasis on the risk factor disclosures contained in those filings. You are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Quarterly Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information under this Item is not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation, claims and other proceedings related to the conduct of our business. Information with respect to this item may be found in Note 8 "Commitments and Contingencies" to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report.

Item 1A. Risk Factors
There are no material updates to our risk factors as disclosed in the 2019 Form 10-K except as set forth below. This risk factor should be read together with the risk factors in the 2019 Form 10-K.
The COVID-19 pandemic and ensuing economic downturn has affected, and is expected to continue to affect and pose risks to our business, results of operations, financial condition and cash flows; and other epidemics or outbreaks of infectious diseases may have a similar impact.
In March 2020, the WHO declared the outbreak of COVID-19 a global pandemic, which continues to spread throughout the United States ("U.S.") and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We have been designated by CISA as a critical infrastructure supplier to the energy sector. This designation provides some latitude in continuing to conduct our business operations compared to companies in other industries and markets. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees not directly involved in operating our plant, have been working remotely since March 2020. In addition, many of our customers are working remotely, which may delay the timing of some orders and deliveries expected in the second quarter of 2020 and beyond. The disruptions to our operations caused by COVID-19 may result in inefficiencies, delays and additional costs in our manufacturing, sales, marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. Although such disruptions did not have a material adverse impact on our financial results for the first quarter of fiscal 2020, we currently expect that our operating costs of revenue for the second quarter of fiscal 2020 will be higher than initially anticipated at the beginning of 2020 as a result of reduced plant capacity due to fewer employees physically working at our plant, increased costs associated with those employees continuing to physically work at our plant and disruptions in our supply chain. In addition, for the balance of 2020, we may see reduced demand for our products due to reduced interaction with our customers and our inability to target new customers and markets. Similarly, we anticipate that Tinuum Group's ability to sell or lease additional RC facilities will be delayed due to the economic shutdown.
More generally, the pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and the shelter-in-place orders are lifted. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.
As previously disclosed, in April 2020, we entered into a loan (the "PPP Loan") in the amount of $3.3 million through a bank under the Paycheck Protection Program sponsored by the U.S. Small Business Administration ("SBA"). The PPP loan became available to us pursuant to the Coronavirus Aid, Relief, and Economic Security Act and is administered by the SBA. We entered into the PPP Loan to provide additional liquidity in light of our COVID-19-related higher employee costs. Proceeds from the PPP Loan will be used to cover a portion of our existing payroll and related expenses, including sequestration pay for certain employees, as well as certain other operating costs as permitted under the Paycheck Protection Program. We expect that current cash and cash equivalent balances, inclusive of the PPP Loan, and cash flows that are generated from operations will be sufficient to meet our working capital needs and other capital and liquidity requirements for at least the next 12 months. However, if our business is more adversely impacted by COVID-19 than expected, and our personnel costs remain higher than budgeted, our cash needs could increase.
Further, we have assessed the impact on our existing internal control over financial reporting as of March 31, 2020 and going forward under the current state of COVID-19. We performed procedures to ensure that existing internal control over financial reporting was operating effectively as March 31, 2020 and will continue to operate effectively for the foreseeable future. Such procedures included, but were not limited to, developing a COVID- 19 risk assessment identifying the risks of fraud, changes required in our internal control framework as well as other business information technology and cybersecurity risks. We are implementing necessary remediation plans, including backup planning, documentation and training initiatives.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
January 1 to January 31, 2020	1,170	$10.51	1,170	$—
February 1 to February 29, 2020	1,930	9.43	1,930	—
March 1 to March 31, 2020	17,513	7.37	17,513	6,974
Total	20,613	$—	20,613	$6,974
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
4.1	Third Amendment to Tax Asset Protection Plan dated as of April 8, 2020, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-K	001-37822	4.3	April 9, 2020
10.1	Promissory Note of the Company dated April 21, 2020, made under the Paycheck Protection Program sponsored by the U.S. Small Business Administration through BOK, NA dba Bank of Oklahoma	8-K	001-37822	10.1	April 22, 2020
10.2	First Amendment to Term Loan and Security Agreement dated April 20, 2020, among the Company, the Company's Subsidiaries named therein, the Lenders named therein and The Bank of New York Mellon as administrative agent to the Lenders	8-K	001-37822	10.2	April 22, 2020
31.1	Certification of Principal Executive Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Principal Financial Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
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

Advanced Emissions Solutions, Inc.
(Registrant)

May 11, 2020	By:	/s/ L. Heath Sampson
L. Heath Sampson
Chief Executive Officer
(Principal Executive Officer)

May 11, 2020	By:	/s/ Greg P. Marken
Greg P. Marken
Chief Financial Officer
(Principal Financial and Accounting Officer)