Form 10-Q
period 2020-09-30
Advanced Emissions Solutions, Inc.
filed 2020-11-09
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 30, 2020, there were 18,547,887 outstanding shares of Advanced Emissions Solutions, Inc. common stock, par value $0.001 per share.

Part I. – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$15,029	$12,080
Receivables, net	10,273	7,430
Receivables, related parties	3,626	4,246
Inventories, net	10,419	15,460
Prepaid expenses and other assets	16,888	7,832
Total current assets	56,235	47,048
Restricted cash, long-term	10,000	5,000
Property, plant and equipment, net of accumulated depreciation of $2,322 and $7,444, respectively	29,823	44,001
Intangible assets, net	2,134	4,169
Equity method investments	22,885	39,155
Deferred tax assets, net	3,371	14,095
Other long-term assets, net	31,206	20,331
Total Assets	$155,654	$173,799
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,530	$8,046
Accrued payroll and related liabilities	4,114	3,024
Current portion of long-term debt	24,360	23,932
Other current liabilities	4,102	4,311
Total current liabilities	40,106	39,313
Long-term debt, net of current portion	5,486	20,434
Other long-term liabilities	25,712	5,760
Total Liabilities	71,304	65,507
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: par value of $.001 per share, 50,000,000 shares authorized, none outstanding	—	—
Common stock: par value of $.001 per share, 100,000,000 shares authorized, 23,166,033 and 22,960,157 shares issued, and 18,547,887 and 18,362,624 shares outstanding at September 30, 2020 and December 31, 2019, respectively	23	23
Treasury stock, at cost: 4,618,146 and 4,597,533 shares as of September 30, 2020 and December 31, 2019, respectively	(47,692)	(47,533)
Additional paid-in capital	100,005	98,466
Retained earnings	32,014	57,336
Total stockholders’ equity	84,350	108,292
Total Liabilities and Stockholders’ Equity	$155,654	$173,799

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenues:
Consumables	$15,844	$14,748	$33,231	$41,243
License royalties, related party	3,627	4,385	9,986	12,796
Total revenues	19,471	19,133	43,217	54,039
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	15,013	11,939	33,920	38,339
Payroll and benefits	2,285	2,651	8,839	8,005
Legal and professional fees	1,321	2,907	4,386	7,105
General and administrative	1,900	1,984	6,693	5,894
Depreciation, amortization, depletion and accretion	1,777	2,043	5,807	4,902
Impairment of long-lived assets	—	—	26,103	—
Total operating expenses	22,296	21,524	85,748	64,245
Operating loss	(2,825)	(2,391)	(42,531)	(10,206)
Other income (expense):
Earnings from equity method investments	9,518	14,426	25,959	57,051
Interest expense	(881)	(1,729)	(3,053)	(5,820)
Other	17	212	208	342
Total other income	8,654	12,909	23,114	51,573
Income (loss) before income tax expense	5,829	10,518	(19,417)	41,367
Income tax expense	854	6,595	1,315	14,928
Net income (loss)	$4,975	$3,923	$(20,732)	$26,439
Earnings (loss) per common share (Note 1):
Basic	$0.27	$0.22	$(1.15)	$1.45
Diluted	$0.27	$0.21	$(1.15)	$1.44
Weighted-average number of common shares outstanding:
Basic	18,093	18,112	18,014	18,184
Diluted	18,103	18,339	18,014	18,394

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2020	22,960,157	$23	(4,597,533)	$(47,533)	$98,466	$57,336	$108,292
Stock-based compensation	218,259	—	—	—	506	—	506
Repurchase of common shares to satisfy minimum tax withholdings	(64,198)	—	—	—	(376)	—	(376)
Cash dividends declared on common stock	—	—	—	—	—	(4,590)	(4,590)
Repurchase of common shares	—	—	(20,613)	(159)	—	—	(159)
Net loss	—	—	—	—	—	(1,893)	(1,893)
Balances, March 31, 2020	23,114,218	$23	(4,618,146)	$(47,692)	$98,596	$50,853	$101,780
Stock-based compensation	(3,549)	—	—	—	1,138	—	1,138
Repurchase of common shares to satisfy minimum tax withholdings	(384)	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(23,814)	(23,814)
Balances, June 30, 2020	23,110,285	$23	(4,618,146)	$(47,692)	$99,732	$27,039	$79,102
Stock-based compensation	87,701	—	—	—	426	—	426
Repurchase of common shares to satisfy minimum tax withholdings	(31,953)	—	—	—	(153)	—	(153)
Net income	—	—	—	—	—	4,975	4,975
Balances, September 30, 2020	23,166,033	$23	(4,618,146)	$(47,692)	$100,005	$32,014	$84,350

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2019	22,640,677	$23	(4,064,188)	$(41,740)	$96,750	$12,914	$67,947
Cumulative effect of change in accounting principle	—	—	—	—	—	28,817	28,817
Stock-based compensation	218,465	—	—	—	317	—	317
Repurchase of common shares to satisfy minimum tax withholdings	(22,707)	—	—	—	(245)	—	(245)
Cash dividends declared on common stock	—	—	—	—	—	(4,629)	(4,629)
Repurchase of common shares	—	—	(63,876)	(693)	—	—	(693)
Net income	—	—	—	—	—	14,402	14,402
Balances, March 31, 2019	22,836,435	$23	(4,128,064)	$(42,433)	$96,822	$51,504	$105,916
Stock-based compensation	31,715	—	—	—	541	—	541
Repurchase of common shares to satisfy minimum tax withholdings	(745)	—	—	—	(9)	—	(9)
Cash dividends declared on common stock	—	—	—	—	—	(4,663)	(4,663)
Repurchase of common shares	—	—	(184,715)	(2,138)	—	—	(2,138)
Net income	—	—	—	—	—	8,114	8,114
Balances, June 30, 2019	22,867,405	$23	(4,312,779)	$(44,571)	$97,354	$54,955	$107,761
Stock-based compensation	22,305	—	—	—	468	—	468
Stock issued from exercise of stock options	25,820	—	—	—	—	—	—
Repurchase of common shares to satisfy minimum tax withholdings	(101)	—	—	—	(116)	—	(116)
Cash dividends declared on common stock	—	—	—	—	—	(4,641)	(4,641)
Repurchase of common shares	—	—	(8,152)	(95)	—	—	(95)
Net income	—	—	—	—	—	3,923	3,923
Balances, September 30, 2019	22,915,429	$23	(4,320,931)	$(44,666)	$97,706	$54,237	$107,300

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net (loss) income	$(20,732)	$26,439
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax expense	10,724	10,634
Depreciation, amortization, depletion and accretion	5,807	4,902
Impairment of long-lived assets	26,103	—
Operating lease expense	3,130	2,371
Amortization of debt discount and debt issuance costs	1,064	1,324
Stock-based compensation expense	2,070	1,326
Earnings from equity method investments	(25,959)	(57,051)
Other non-cash items, net	45	697
Changes in operating assets and liabilities:
Receivables and related party receivables	(1,331)	2,685
Prepaid expenses and other assets	(9,056)	(440)
Inventories, net	4,688	4,566
Other long-term assets, net	(1,908)	(43)
Accounts payable	(1,123)	1,010
Accrued payroll and related liabilities	1,089	(4,386)
Other current liabilities	(220)	(278)
Operating lease liabilities	(1,678)	(2,435)
Other long-term liabilities	(23)	(529)
Distributions from equity method investees, return on investment	42,228	56,806
Net cash provided by operating activities	34,918	47,598
Cash flows from investing activities
Acquisition of business	—	(661)
Acquisition of property, plant, equipment, and intangible assets, net	(4,879)	(6,430)
Mine development costs	(723)	(2,083)
Net cash used in investing activities	(5,602)	(9,174)
Cash flows from financing activities
Principal payments on term loan	(18,000)	(24,000)
Principal payments on finance lease obligations	(1,026)	(1,016)
Dividends paid	(4,956)	(13,729)
Repurchase of common shares	(159)	(2,926)
Repurchase of common shares to satisfy tax withholdings	(531)	(370)
Borrowings from Paycheck Protection Program Loan	3,305	—
Net cash used in financing activities	(21,367)	(42,041)
Increase (decrease) in Cash and Cash Equivalents and Restricted Cash	7,949	(3,617)
Cash and Cash Equivalents and Restricted Cash, beginning of period	17,080	23,772
Cash and Cash Equivalents and Restricted Cash, end of period	$25,029	$20,155
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment through accounts payable	$446	$—
Acquisition of property, plant and equipment through finance lease	$158	$—
Dividends payable	$47	$204
See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation
Nature of Operations
Advanced Emissions Solutions, Inc. ("ADES" or the "Company") is a Delaware corporation with its principal office located in Greenwood Village, Colorado and operations located in Louisiana. The Company is principally engaged in the sale of consumable air and water treatment options including activated carbon ("AC") and chemical technologies. The Company's proprietary environmental technologies in the power generation and industrial ("PGI") market enable customers to reduce emissions of mercury and other pollutants, maximize utilization levels and improve operating efficiencies to meet the challenges of existing and pending emission control regulations. Through its wholly-owned subsidiary, ADA Carbon Solutions, LLC ("Carbon Solutions"), which the Company acquired on December 7, 2018 (the "Acquisition Date"), the Company manufactures and sells AC used to capture and remove contaminants for coal-fired power plants and industrial and water treatment markets. Carbon Solutions also owns an associated lignite mine that supplies the primary raw material for manufacturing AC.
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
The Company’s sales occur principally in the United States. See Note 18 for additional information regarding the Company's operating segments.
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
The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net income (loss)	$4,975	$3,923	$(20,732)	$26,439
Less: Dividends and undistributed income (loss) allocated to participating securities	—	5	(10)	37
Income (loss) attributable to common stockholders	$4,975	$3,918	$(20,722)	$26,402

Basic weighted-average common shares outstanding	18,093	18,112	18,014	18,184
Add: dilutive effect of equity instruments	10	227	—	210
Diluted weighted-average shares outstanding	18,103	18,339	18,014	18,394
Earnings (loss) per share - basic	$0.27	$0.22	$(1.15)	$1.45
Earnings (loss) per share - diluted	$0.27	$0.21	$(1.15)	$1.44
For the three and nine months ended September 30, 2020 and 2019, RSA's and Stock Options convertible to 0.5 million and 0.9 million, and 0.3 million and 0.3 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There have been no changes in the Company’s critical accounting estimates from those that were disclosed in the 2019 Form 10-K except for assumptions regarding impairment of long-lived assets and the valuation of assets acquired and liabilities assumed in an asset acquisition. Actual results could differ from these estimates.
Due to the coronavirus ("COVID-19") pandemic, there has been uncertainty and disruption in the global economy and financial markets. Additionally, due to COVID-19, overall power generation and coal-fired power demand may change, which could also have a material adverse effect on the Company. The Company is not aware of any specific event or circumstance due to COVID-19 that would require an update to its estimates or judgments or a revision of the carrying values of its assets or liabilities through the date of this Quarterly Report. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Risks and Uncertainties
The Company’s earnings are significantly affected by equity earnings it receives from Tinuum Group. As of September 30, 2020, Tinuum Group has 21 invested RC facilities of which 9 are leased to a single customer. A majority of these leases are periodically renewed. Further, the ability to generate Section 45 tax credits related to Tinuum's RC facilities expires in 2021. The loss of a single customer by Tinuum Group or the expiration of Section 45 tax credits would have a significant adverse impact on Tinuum Group's financial position, results of operations and cash flows, which in turn would have a material adverse impact on the Company’s financial position, results of operations and cash flows.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The amendments in ASU 2019-12 simplify various aspects related to accounting for income taxes by removing certain exceptions contained in Topic 740 and also clarify and amends existing guidance in Topic 740 to improve consistent application. ASU 2019-12 is effective for public business entities beginning after December 15, 2020, including interim periods within those years, and early adoption is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures and does not believe this standard will have a material impact on the Company's financial statements and disclosures.
Note 2 - Customer Supply Agreement
On September 30, 2020, the Company and Cabot Norit Americas, Inc., ("Cabot") entered into a supply agreement (the "Supply Agreement") pursuant to which the Company agrees to sell and deliver to Cabot, and Cabot agrees to purchase and accept from the Company certain lignite-based AC products ("Furnace Products"). The term of the Supply Agreement is for 15 years with 10-year renewal terms that are automatic unless either party provides three years prior notice of intention not to renew before the end of any term.
In addition to the sale by the Company and purchase by Cabot of Furnace Products, the Company and Cabot have agreed to additional terms whereby Cabot will reimburse the Company for certain capital expenditures incurred by the Company that are necessary to manufacture the Furnace Products. Reimbursements will be in the form of revenues earned from capital expenditures incurred that will benefit both the Company and Cabot (referred to as "Shared Capital") and capital expenditures incurred that will benefit Cabot exclusively (referred to as "Specific Capital"). Both the Company and Cabot must mutually agree with all Shared Capital and Specific Capital expenditures that are necessary to support operational needs in advance of procurement and commissioning.
Revenues will be earned on Shared Capital ("Shared Capital revenues") based on the percentage of Furnace Products produced and sold divided by the Company’s total products produced and sold multiplied by a mutually agreed to factor, which is based on the cost of Shared Capital assets placed in service amortized as an annuity over the expected asset life (lives) with interest at a rate that was mutually agreed to by both the Company and Cabot. Shared Capital revenues are recognized and billable beginning on the first day of a half year (either January 1 or July 1 of a calendar year) following the placed in service date of a Shared Capital asset(s).
Revenues will be earned on Specific Capital ("Specific Capital revenues") and are based on a mutually agreed to factor, which is based on the cost of Specific Capital assets placed in service amortized as an annuity over five years with interest at a rate

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
that was mutually agreed to by both the Company and Cabot. Specific Capital revenues are recognized beginning on the first day of a half year (either January 1 or July 1 of a calendar year) following the placed in service date of a Specific Capital asset(s) and are billable in quarterly installments beginning on the first day of a half year following the placed in service date of a Specific Capital asset(s). In the event that Cabot ceases to make purchases under the Supply Agreement, Cabot is obligated to pay the balance of any outstanding payments for Specific Capital.
Note 3 - Acquisition of Marshall Mine
Concurrently with the execution of the Supply Agreement, on September 30, 2020, the Company entered into an agreement to purchase (the "Purchase Agreement") from Cabot 100% of the membership interests in Marshall Mine, LLC (the "Marshall Mine Acquisition") for a nominal purchase price. Marshall Mine, LLC owns a lignite mine located outside of Marshall, Texas (the "Marshall Mine"). The Company independently determined to immediately commence activities to shutter the Marshall Mine and will incur the associated reclamation costs.
In conjunction with the execution of the Supply Agreement and the Purchase Agreement, on September 30, 2020, the Company entered into a reclamation contract (the "Reclamation Contract") with a third party that provides a capped cost, subject to certain contingencies, in the amount of approximately $19.7 million plus an obligation to pay certain direct costs of approximately $3.6 million (collectively, the "Reclamation Costs") over the estimated reclamation period of 10 years (the "Reclamation Period"). Under the terms of the Supply Agreement, Cabot is obligated to reimburse the Company for $10.2 million of Reclamation Costs (the "Reclamation Reimbursements"), which are payable semi-annually over 13 years and inclusive of interest. In the event that Cabot has a change in control as described in the Supply Agreement, all outstanding balances of the Reclamation Reimbursements shall be due and payable in full. See further discussion of the Reclamation Costs and Reclamation Reimbursements in Note 4.
The Marshall Mine Acquisition included the acquisition of certain assets that will be consumed and the assumption of certain liabilities that will be paid in reclamation of the Marshall Mine in addition to the incurrence of an obligation for the Reclamation Costs. The Company determined that the Marshall Mine Acquisition should be treated as an asset acquisition as it did not meet the definition of a business. That is, the Company concluded that the Marshall Mine does not have any economic reserves, as the Company has commenced full reclamation as of September 30, 2020, and therefore lacks inputs.
As the Marshall Mine Acquisition represents a transaction with a customer of net assets acquired and liabilities assumed from Cabot, the Company has accounted for the excess of the fair value of liabilities assumed over assets acquired as upfront consideration transferred to a customer, Cabot (the "Upfront Customer Consideration"). The amount of the Upfront Customer Consideration is also recognized net of an additional asset recognized in the Marshall Mine Acquisition, which is comprised of a receivable from Cabot (the "Cabot Receivable") for the Reclamation Reimbursements. The Cabot Receivable is further discussed in Note 4.
The total Upfront Customer Consideration will be amortized on a straight-line basis over the expected 15-year contractual period of the Supply Agreement as a reduction to revenue.
The Company paid a nominal amount to Cabot in the form of cash for the Marshall Mine; in addition, the Company assumed liabilities whose fair value exceeded the fair value of assets acquired. The net assets acquired and liabilities assumed, followed by the Cabot Receivable, and the excess of fair value of liabilities acquired over assets assumed and recognized as the Upfront Customer Consideration is as follows (in thousands), as of the transaction date of September 30, 2020:

(in thousands)	Amount
Assets acquired:
Property, plant and equipment	$3,863
Spare parts	100

Liabilities assumed:
Accounts payable and accrued expenses	(673)
Asset retirement obligation	(21,328)
Net assets acquired and liabilities assumed from Marshall Mine acquisition	(18,038)
Cabot receivable	9,749
Upfront Customer Consideration	$8,289

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company also evaluated the Marshall Mine entity as a potential variable interest entity ("VIE"), and determined that because of its structure and closing-stage status, it does not have sufficient equity at-risk and would not likely be able to obtain additional subordinated financial support to complete its closing stage obligations. The Company purchased all of the membership interests in Marshall Mine, LLC and has determined that the Company is the primary beneficiary. Therefore, Marshall Mine, LLC has been determined to be a VIE and Marshall Mine, LLC’s assets and liabilities have been consolidated as of September 30, 2020.
Note 4 - Marshall Mine Asset Retirement Obligation and related Cabot Receivable
Asset Retirement Obligation
In connection with the Supply Agreement, Purchase Agreement and the Reclamation Contract, the Company assumed the obligation to reclaim and restore the land associated with the Marshall Mine. The Company determined that the Marshall Mine does not have any remaining economic reserves. As of September 30, 2020, the Company recorded an asset retirement obligation (the "Marshall Mine ARO") for the total Reclamation Costs of $21.3 million as measured at the expected future cash flows of $23.7 million, inclusive of contingency costs, discounted to their present value using a discount rate based on a credit-adjusted, risk-free rate of 7.0%.
Cabot Receivable
As previously disclosed, under the terms of the related Supply Agreement, Cabot is obligated to pay Reclamation Reimbursements to the Company for $10.2 million of the Reclamation Costs, inclusive of interest. As of September 30, 2020, the Company recorded the Cabot Receivable for the Reclamation Reimbursements at its estimated fair value, which is measured using a discounted cash flows valuation model that considers the estimated credit risk associated with the obligor’s (Cabot’s) future performance. Interest will be accreted on a monthly basis and recognized as interest income. There were no significant related fees or costs associated with the Cabot Receivable.
As of September 30, 2020, the Company recorded the Cabot Receivable at its estimated fair value of $9.7 million, reflecting a discount rate of approximately 1.5% or $0.5 million. Allowances for this asset are assessed periodically, and no allowance was deemed necessary as of September 30, 2020.
Surety Bond
As the owner of the Marshall Mine, the Company is required to post a surety bond to ensure performance of its reclamation activities. On September 30, 2020, the Company and a third party entered into a surety bond indemnification agreement (the "Surety Agreement") pursuant to which the Company secured and posted a $30.0 million surety bond (the "Bond") with the local regulatory agency. The Bond will remain in place until the Marshall Mine is fully reclaimed, and it may be reduced in amount from time to time as the Company progresses with its reclamation activities. For the obligations due under the Reclamation Contract, the Company was required to post collateral of $5.0 million dollars as of September 30, 2020 and an additional $5.0 million dollars as of March 31, 2021.
Note 5 - Impairment
As part of its periodic review of the carrying value of long-lived assets, the Company assessed its long-lived assets for potential impairment. In assessing impairment of its PGI segment's and certain other long-lived asset groups, the Company considered factors such as the significant decline in both the PGI segment's trailing twelve months revenues and current and future years’ forecasted revenues. These factors are largely due to the significant drop in coal-fired power dispatch that began in 2019 amid historically low prices of alternative power generation sources such as natural gas leading to an increase in natural gas usage as well as other competing energy sources.
As of June 30, 2020, the Company completed an undiscounted cash flow analysis of its PGI segment's and certain other long-lived assets (the "Asset Group"), which are comprised of its manufacturing plant and related assets and its lignite mine assets, and estimated the undiscounted cash flows from the Asset Group at $54.7 million, which was less than the carrying value of the Asset Group of $58.3 million. Accordingly, the Company completed an assessment of the Asset Group’s fair value and estimated the fair value of the Asset Group at $32.2 million. This resulted in an impairment and write-down of the Asset Group (the "Impairment Charge") of $26.1 million as of June 30, 2020, which is reflected as "Impairment of long-lived assets" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020. The Impairment Charge was allocated to the PGI segment and Other in the amounts of $23.2 million and $2.9 million, respectively, for the nine months ended September 30, 2020.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the allocation to the Asset Group of the Impairment Charge of $26.1 million recorded as of June 30, 2020:

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
As of September 30, 2020, the Company determined that there was no additional impairment of the Asset Group.
Note 6 - COVID-19
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
The CARES Act also provided the deferral of payroll tax payments for all payroll taxes incurred through December 31, 2020. The Company elected to defer payments of payroll taxes for the periods allowed under the CARES Act and will repay 50% by December 31, 2021 and 50% by December 31, 2022. As of September 30, 2020, the Company has deferred $0.3 million of payroll tax payments under the CARES Act.
Note 7 - Equity Method Investments
Tinuum Group, LLC
The Company's ownership interest in Tinuum Group was 42.5% as of September 30, 2020 and December 31, 2019. Tinuum Group supplies technology equipment and technical services at select coal-fired generators, but its primary purpose is to put into operation facilities that produce and sell RC that lower emissions and also qualify for Section 45 tax credits. Tinuum Group has been determined to be a VIE; however, the Company does not have the power to direct the activities that most significantly impact Tinuum Group's economic performance and has therefore accounted for the investment under the equity method of accounting. The Company determined that the voting partners of Tinuum Group have identical voting rights, equity control interests and board control interests, and therefore, concluded that the power to direct the activities that most significantly impact Tinuum Group's economic performance was shared.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the results of operations of Tinuum Group:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Gross profit	$101	$16,810	$11,979	$96,189
Operating, selling, general and administrative expenses	13,781	11,076	38,476	23,421
(Loss) income from operations	(13,680)	5,734	(26,497)	72,768
Other income (expenses)	5,739	(450)	11,526	(427)
Loss attributable to noncontrolling interest	25,023	22,355	63,117	51,022
Net income available to members	$17,082	$27,639	$48,146	$123,363
ADES equity earnings from Tinuum Group	$7,260	$11,746	$20,462	$50,757
For the three and nine months ended September 30, 2020 and the three months ended September 30, 2019, the Company recognized its pro-rata share of Tinuum Group's net income available to its members for the respective period. For the nine months ended September 30, 2019, the Company recognized its pro-rata share of Tinuum Group's net income available to its members for the period, less the amount necessary to recover the cumulative earnings short-fall balance as of the end of the immediately preceding period, which was December 31, 2018. For the nine months ended September 30, 2019, the difference between the Company's proportionate share of Tinuum Group's net income available to members (at its equity interest of 42.5%) and the Company's earnings from its Tinuum Group equity method investment as reported in the Condensed Consolidated Statements of Operations relates to the Company receiving distributions in excess of the carrying value of the equity investment, and therefore recognizing such excess distributions as equity method earnings in the period the distributions occur.
For the three and nine months ended September 30, 2020, the Company recognized equity earnings from Tinuum Group of $7.3 million and $20.5 million, respectively. For the three and nine months ended September 30, 2019, the Company recognized equity earnings from Tinuum Group of $11.7 million and $50.8 million, respectively.
The following tables present the Company's investment balance, equity earnings and cash distributions in excess of the investment balance, if any, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings	Cash distributions	Memorandum Account: Cash distributions and equity earnings in (excess) of investment balance
Beginning balance	12/31/2019	$32,280	$—	$—	$—
ADES proportionate share of income from Tinuum Group	First Quarter	6,438	6,438	—	—
Cash distributions from Tinuum Group	First Quarter	(13,764)	—	13,764	—
Total investment balance, equity earnings and cash distributions	3/31/2020	$24,954	$6,438	$13,764	$—
ADES proportionate share of income from Tinuum Group	Second Quarter	$6,764	$6,764	$—	$—
Cash distributions from Tinuum Group	Second Quarter	(13,600)	—	13,600	—
Total investment balance, equity earnings and cash distributions	6/30/2020	$18,118	$6,764	$13,600	$—
ADES proportionate share of income from Tinuum Group	Third Quarter	$7,260	$7,260	$—	$—
Cash distributions from Tinuum Group	Third Quarter	(7,862)	—	7,862	—
Total investment balance, equity earnings and cash distributions	9/30/2020	$17,516	$7,260	$7,862	$—

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Description	Date(s)	Investment balance	ADES equity earnings (loss)	Cash distributions	Memorandum Account: Cash distributions and equity earnings in (excess) of investment balance
Beginning balance	12/31/2018	$—	$—	$—	$(1,672)
Impact of adoption of accounting standards (1)	First Quarter	37,232	—	—	—
ADES proportionate share of income from Tinuum Group	First Quarter	21,439	21,439	—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	First Quarter	(1,672)	(1,672)	—	1,672
Cash distributions from Tinuum Group	First Quarter	(16,788)	—	16,788	—
Total investment balance, equity earnings and cash distributions	3/31/2019	$40,211	$19,767	$16,788	$—
ADES proportionate share of income from Tinuum Group	Second Quarter	$19,244	$19,244	$—	$—
Cash distributions from Tinuum Group	Second Quarter	(17,000)	—	17,000	—
Total investment balance, equity earnings and cash distributions	6/30/2019	$42,455	$19,244	$17,000	$—
ADES proportionate share of income from Tinuum Group	Third Quarter	$11,746	$11,746	$—	$—
Cash distributions from Tinuum Group	Third Quarter	(16,468)	—	16,468	—
Total investment balance, equity earnings and cash distributions	9/30/2019	$37,733	$11,746	$16,468	$—
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
Tinuum Services, LLC
The Company has a 50% voting and economic interest in Tinuum Services. The Company has determined that Tinuum Services is not a VIE and has further evaluated it for consolidation under the voting interest model. Because the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for its investment in Tinuum Services under the equity method of accounting. The Company’s investment in Tinuum Services as of September 30, 2020 and December 31, 2019 was $5.3 million and $6.8 million, respectively.
The following table summarizes the results of operations of Tinuum Services:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Gross loss	$(22,764)	$(27,834)	$(65,441)	$(77,761)
Operating, selling, general and administrative expenses	42,435	51,927	131,703	151,789
Loss from operations	(65,199)	(79,761)	(197,144)	(229,550)
Other income (expenses)	(363)	(460)	(978)	(1,018)
Loss attributable to noncontrolling interest	70,075	85,586	209,118	243,163
Net income	$4,513	$5,365	$10,996	$12,595
ADES equity earnings from Tinuum Services	$2,257	$2,682	$5,498	$6,297
Included in the Consolidated Statements of Operations of Tinuum Services for the three and nine months ended September 30, 2020 and 2019, respectively, were losses related to VIE's of Tinuum Services. These losses do not impact the Company's equity

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
earnings from Tinuum Services as 100% of those losses are attributable to a noncontrolling interest and eliminated in the calculations of Tinuum Services' net income attributable to the Company's interest.
The following table details the components of the Company's respective equity method investments included in the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Earnings from Tinuum Group	$7,260	$11,746	$20,462	$50,757
Earnings from Tinuum Services	2,257	2,682	5,498	6,297
Earnings (loss) from other	1	(2)	(1)	(3)
Earnings from equity method investments	$9,518	$14,426	$25,959	$57,051
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

	Nine Months Ended September 30,
(in thousands)	2020	2019
Distributions from equity method investees, return on investment
Tinuum Group	$35,226	$50,256
Tinuum Services	7,002	6,550
	$42,228	$56,806
Note 8 - Acquisition
As described in Note 1, on the Acquisition Date, the Company completed the acquisition of Carbon Solutions (the "Carbon Solutions Acquisition") for a total purchase price of $75.0 million (the "Purchase Price"). The fair value of the purchase consideration totaled $66.5 million, less cash acquired of $3.3 million, and the assumption of debt and contractual commitments of $11.8 million. The Company also paid $4.5 million in acquisition-related costs (or transaction costs). The Company funded the cash consideration from cash on hand and the proceeds from the Term Loan and Security Agreement (the "Senior Term Loan") in the principal amount of $70.0 million, as more fully described in Note 10.

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
Refer to Note 5 regarding subsequent impairment taken on the long-lived assets acquired above.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9 - Inventories, net
The following table summarizes the Company's inventories recorded at the lower of average cost or net realizable value as of September 30, 2020 and December 31, 2019:

	As of
(in thousands)	September 30, 2020	December 31, 2019
Product inventory	$9,535	$13,515
Raw material inventory	884	1,945
	$10,419	$15,460
Note 10 - Debt Obligations

	As of
(in thousands)	September 30, 2020	December 31, 2019
Senior Term Loan due December 2021, related party	$22,000	$40,000
Less: net unamortized debt issuance costs	(640)	(1,163)
Less: net unamortized debt discount	(660)	(1,200)
Senior Term Loan due December 2021, net	20,700	37,637
Finance lease obligations	5,841	6,729
PPP Loan	3,305	—
	29,846	44,366
Less: Current maturities	(24,360)	(23,932)
Total long-term debt	$5,486	$20,434
Senior Term Loan
On December 7, 2018, the Company, and ADA-ES, Inc. ("ADA"), a wholly-owned subsidiary, and certain other subsidiaries of the Company as guarantors, The Bank of New York Mellon as administrative agent, and Apollo Credit Strategies Master Fund Ltd and Apollo A-N Credit Fund (Delaware) L.P. (collectively "Apollo"), affiliates of a beneficial owner of greater than five percent of the Company's common stock and a related party, entered into the Senior Term Loan in the amount of $70.0 million less original issue discount of $2.1 million. Proceeds from the Senior Term Loan were used to fund the Carbon Solutions Acquisition as disclosed in Note 8. The Company also paid debt issuance costs of $2.0 million related to the Senior Term Loan. The Senior Term Loan has a term of 36 months and bears interest at a rate equal to 3-month LIBOR (subject to a 1.5% floor) + 4.75% per annum, which is adjusted quarterly to the current 3-month LIBOR rate, and interest is payable quarterly in arrears. Quarterly principal payments of $6.0 million were required beginning in March 2019, and the Company may prepay the Senior Term Loan at any time without penalty. The Senior Term Loan is secured by substantially all the assets of the Company, including the cash flows from Tinuum Group and Tinuum Services (collectively, the "Tinuum Entities"), but excluding the Company's equity interests in the Tinuum entities.
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
Waiver and Limited Consent on Senior Term Loan
Pursuant to entering into the PPP Loan, on April 20, 2020, the Company and Apollo executed the First Amendment to the Senior Term Loan, which permitted the Company to enter into the PPP Loan.
On September 30, 2020, the Company and Apollo entered into a limited consent, which permitted the Company to (i) enter into the Surety Agreement, open the collateral bank accounts and post collateral required under the Surety Agreement, and (ii) acquire the membership interests in Marshall Mine, LLC., as described in Note 3.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Line of Credit
On September 29, 2020, ADA-ES, Inc. ("ADA"), a wholly-owned subsidiary of the Company, as borrower, the Company, as guarantor, and a bank (the "Lender") entered into an amendment to the 2013 Loan and Security Agreement (the "Line of Credit"). This amendment extended the maturity date of the Line of Credit to March 31, 2021 and retained covenants from the prior amendments to the Line of Credit, which included ADA's ability to enter into the Senior Term Loan as a guarantor so long as the principal amount of the Senior Term Loan did not exceed $70.0 million and the revision of covenants that were consistent with the Senior Term Loan covenants, including maintaining a minimum cash balance of $5.0 million.
As of September 30, 2020, there were no outstanding borrowings under the Line of Credit.
Note 11 - Leases
As of September 30, 2020, the Company has obligations under finance and operating leases in the amounts of $5.8 million and $3.5 million, respectively. As of September 30, 2020, the Company has right of use ("ROU") assets, net of accumulated amortization, under finance leases and operating leases of $2.6 million and $2.3 million, respectively.
Finance leases
ROU assets under finance leases and finance lease liabilities are included in Property, plant and equipment and Current portion and Long-term portion of borrowings, respectively, in the Condensed Consolidated Balance Sheets as of September 30, 2020. and December 31, 2019. Interest expense related to finance lease liabilities and amortization of ROU assets under finance leases are included in Interest expense and Depreciation, amortization, depletion and accretion, respectively, in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020 and September 30, 2019.
Operating leases
ROU assets under operating leases and operating lease liabilities are included in Other long-term assets and Other liabilities and Other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019.
Lease expense for operating leases for the three and nine months ended September 30, 2020 was $1.1 million and $3.5 million, respectively, of which $1.0 million and $2.9 million, respectively, is included in Consumables - cost of revenue, exclusive of depreciation and amortization, and $0.1 million and $0.6 million, respectively, is included in General and administrative in the Condensed Consolidated Statement of Operations. Lease expense for operating leases for the three and nine months ended September 30, 2019 was $1.1 million and $3.3 million, respectively, of which $1.0 million and $3.1 million, respectively, is included in Consumables - cost of revenue, exclusive of depreciation and amortization, and $0.1 million and $0.3 million, respectively, is included in General and administrative in the Condensed Consolidated Statement of Operations.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Lease financial information as of and for the three and nine months ended September 30, 2020 and 2019 is provided in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$258	$1,277	$1,237	$2,371
Interest on lease liabilities	88	82	275	270
Operating lease cost	412	908	1,941	2,764
Short-term lease cost	671	198	1,377	558
Variable lease cost (1)	10	52	147	227
Total lease cost	$1,439	$2,517	$4,977	$6,190

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			$275	$270
Operating cash flows from operating leases			$1,678	$2,435
Financing cash flows from finance leases			$1,026	$1,016
Right-of-use assets obtained in exchange for new finance lease liabilities			$158	$—
Right-of-use assets obtained in exchange for new operating lease liabilities			$59	$1,309
Weighted-average remaining lease term - finance leases			3.7 years	4.4 years
Weighted-average remaining lease term - operating leases			2.0 years	2.5 years
Weighted-average discount rate - finance leases			6.1%	6.1%
Weighted-average discount rate - operating leases			8.5%	8.6%
(1) Primarily includes common area maintenance, property taxes and insurance payable to lessors.
Note 12 - Revenues
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
Trade receivables, net
The following table shows the components of the Company's Trade receivables, net:

	As of
(in thousands)	September 30, 2020	December 31, 2019
Trade receivables	$9,950	$8,057
Less: Allowance for doubtful accounts	(598)	(627)
Trade receivables, net	$9,352	$7,430
For the three and nine months ended September 30, 2020 and 2019, the Company recognized zero bad debt expense, respectively.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Upfront Customer Consideration
As described in Note 3, as of September 30, 2020, the Company recorded an asset of $8.3 million representing upfront consideration transferred to a customer in connection with the Supply Agreement. The amount is included in Other long-term assets, net on the Company's Consolidated Balance Sheet as of September 30, 2020.
Disaggregation of Revenue and Earnings from Equity Method Investments
During the three and nine months ended September 30, 2020 and 2019, all performance obligations related to revenues recognized were satisfied at a point in time. The Company disaggregates its revenues by major components as well as between its two reportable segments, which are further discussed in Note 18 to the Condensed Consolidated Financial Statements. The following tables disaggregate revenues by major component for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Segment				Segment
	PGI	RC	Other	Total	PGI	RC	Other	Total
Revenue component
Consumables	$13,442	$—	$2,402	$15,844	$28,987	$—	$4,244	$33,231
License royalties, related party	—	3,627	—	3,627	—	9,986	—	9,986
Revenues from customers	13,442	3,627	2,402	19,471	28,987	9,986	4,244	43,217

Earnings from equity method investments	—	9,518	—	9,518	—	25,959	—	25,959

Total revenues from customers and earnings from equity method investments	$13,442	$13,145	$2,402	$28,989	$28,987	$35,945	$4,244	$69,176

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Segment				Segment
	PGI	RC	Other	Total	PGI	RC	Other	Total
Revenue component
Consumables	$14,010	$—	$738	$14,748	$39,612	$—	$1,631	$41,243
License royalties, related party	—	4,385	—	4,385	—	12,796	—	12,796
Revenues from customers	14,010	4,385	738	19,133	39,612	12,796	1,631	54,039

Earnings from equity method investments	—	14,426	—	14,426	—	57,051	—	57,051

Total revenues from customers and earnings from equity method investments	$14,010	$18,811	$738	$33,559	$39,612	$69,847	$1,631	$111,090
Note 13 - Commitments and Contingencies
Legal Proceedings
The Company is from time to time subject to, and is presently involved in, various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes, the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements, and judgments where management has assessed that a loss is probable and an amount can be reasonably estimated. There were no significant legal proceedings as of September 30, 2020.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Cash
As of September 30, 2020, the Company had long-term restricted cash of $10.0 million, which consisted of minimum cash balance requirements of $5.0 million and $5.0 million under the Senior Term Loan and the Surety Agreement related to the Marshall Mine, respectively. As of December 31, 2019, the Company had long-term restricted cash of $5.0 million related to minimum cash requirements under the Senior Term Loan.
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
Note 14 - Stockholders' Equity
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
For the three and nine months ended September 30, 2020, under the Stock Repurchase Program, the Company purchased zero and 20,613 shares, respectively, of its common stock for cash of zero and $0.2 million, respectively, inclusive of commissions and fees. For the three and nine months ended September 30, 2019, under the Stock Repurchase Program, the Company purchased 8,152 and 256,743 shares, respectively, of its common stock for cash of $0.1 million and $2.9 million, respectively, inclusive of commissions and fees. As of September 30, 2020, the Company had $7.0 million remaining under the Stock Repurchase Program.
Quarterly Cash Dividend
Dividends declared and paid quarterly on all outstanding shares of common stock during the three and nine months ended September 30, 2020 and 2019 were as follows:

	2020		2019
	Per share	Date paid	Per share	Date paid
Dividends declared during quarter ended:
March 31	$0.25	March 10, 2020	$0.25	March 7, 2019
June 30	$—		$0.25	June 7, 2019
September 30	$—		$0.25	September 6, 2019
	$0.25		$0.75
A portion of the dividends declared remains accrued subsequent to the payment dates and represents dividends accumulated on nonvested shares of common stock held by employees and directors of the Company that contain forfeitable dividend rights that are not payable until the underlying shares of common stock vest. These amounts are included in both Other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.
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
Note 15 - Stock-Based Compensation
The Company grants equity-based awards to employees, non-employee directors, and consultants that may include, but are not limited to, RSA's, restricted stock units ("RSU's"), performance stock units ("PSU's") and stock options. Stock-based compensation expense related to manufacturing employees and administrative employees is included within the Cost of revenue and Payroll and benefits line items, respectively, in the Condensed Consolidated Statements of Operations. Stock-based compensation expense related to non-employee directors and consultants is included within the General and administrative line item in the Condensed Consolidated Statements of Operations.
Total stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
RSA expense	$411	$468	$1,892	$1,326
PSU expense	15	—	178	—
Total stock-based compensation expense	$426	$468	$2,070	$1,326
The amount of unrecognized compensation cost as of September 30, 2020, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of September 30, 2020
(in thousands)	Unrecognized Compensation Cost	Expected Weighted- Average Period of Recognition (in years)
RSA expense	$2,181	1.71
PSU expense	131	2.44
Total unrecognized stock-based compensation expense	$2,312	1.75
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

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of RSA activity under the Company's various stock compensation plans for the nine months ended September 30, 2020 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2020	451,344	$10.65
Granted	309,976	$5.20
Vested	(306,137)	$10.08
Forfeited	(7,565)	$7.87
Non-vested at September 30, 2020	447,618	$7.31
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
A summary of stock option activity for the nine months ended September 30, 2020 is presented below:

	Number of Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Options outstanding, January 1, 2020	300,000	$13.87
Options granted	—	—
Options exercised	—	—
Options expired / forfeited	(300,000)	13.87
Options outstanding, September 30, 2020	—	$—	$—	—
Options vested and exercisable, September 30, 2020	—	$—	$—	—
Performance Share Units
Compensation expense is recognized for PSU awards on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant using a Monte Carlo simulation model. A summary of PSU activity for the nine months ended September 30, 2020 is presented below:

	Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
PSU's outstanding, January 1, 2020	—	$—
Granted	50,127	6.17
Vested / Settled	—	—
Forfeited / Canceled	—	—
PSU's outstanding, September 30, 2020	50,127	$6.17	$204	2.44

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 16 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of Prepaid expenses and other assets and Other long-term assets, net as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	September 30, 2020	December 31, 2019
Prepaid expenses and other assets:
Federal and state income tax benefits	$9,373	$—
Prepaid federal and state income taxes	4,715	4,228
Prepaid expenses	1,633	1,708
Other	1,167	1,896
	$16,888	$7,832
Other long-term assets, net:
Upfront Customer Consideration (1)	$8,290	$—
Cabot receivable	8,828	—
Right of use assets, operating leases, net	2,256	5,073
Spare parts, net	3,846	3,453
Mine development costs, net	4,356	7,084
Mine reclamation asset, net	1,307	2,451
Highview Investment	552	552
Other long-term assets	1,771	1,718
	$31,206	$20,331
(1) See further discussion of Upfront Customer Consideration in Note 3.
Spare parts include critical spares required to support plant operations. Parts and supply costs are determined using the lower of cost or estimated replacement cost. Parts are recorded as maintenance expenses in the period in which they are consumed.
Mine development costs include acquisition costs, the cost of other development work and mitigation costs related to the Company's mining operations and are depleted over the estimated life of the related mine reserves, which is 21 years. The Company performs an evaluation of the recoverability of the carrying value of mine development costs to determine if facts and circumstances indicate that their carrying value may be impaired and if any adjustment is warranted. Indicators of impairment were present during the second quarter of 2020. See Note 5 for further discussion. Mine reclamation asset, net represents an asset retirement obligation asset and is depreciated over the estimated life of the mine.
The Company holds a long-term investment (the "Highview Investment") in Highview Enterprises Limited ("Highview"), a London, England based developmental stage company specializing in power storage. The Company accounts for the Highview Investment as an investment recorded at cost, less impairment, plus or minus observable changes in price for identical or similar investments of the same issuer.
The Highview Investment is evaluated for indicators of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. There were no changes to the carrying value of the Highview Investment for the three and nine months ended September 30, 2020 as there were no indicators of impairment or observable price changes for identical or similar investments.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	September 30, 2020	December 31, 2019
Other current liabilities:
Current portion of operating lease obligations	$2,043	$2,382
Accrued interest	91	213
Income and other taxes payable	1,603	678
Other	365	1,038
	$4,102	$4,311
Other long-term liabilities:
Operating lease obligations, long-term	$1,471	$2,810
Mine reclamation liability (1)	24,183	2,721
Other	58	229
	$25,712	$5,760
(1) As discussed in Note 3, $21.3 million relates to Marshall Mine ARO.
Supplemental Condensed Consolidated Statements of Operations Information
The following table details the components of Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest on Senior Term Loan	$339	$940	$1,453	$3,344
Debt discount and debt issuance costs	355	473	1,064	1,324
453A interest	94	234	254	882
Other	93	82	282	270
	$881	$1,729	$3,053	$5,820
Note 17 - Income Taxes
For the three and nine months ended September 30, 2020 and 2019, the Company's income tax expense and effective tax rates based on forecasted pretax income were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for rate)	2020	2019	2020	2019
Income tax expense	$854	$6,595	$1,315	$14,928
Effective tax rate	15%	63%	(7)%	36%
The effective rate for the three and nine months ended September 30, 2020 was different from the federal statutory rate primarily from changes in the valuation allowance on deferred tax assets, most notably an increase of $5.1 million for the nine months ended September 30, 2020. The increase in the valuation allowance was a result of a reduction in forecasts as of September 30, 2020 from forecasts as of December 31, 2019 of current and future years' taxable income.
The Company assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize deferred tax assets, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating income taxes, the Company assesses the relative merits and risks of the appropriate income tax treatment of transactions taking into account statutory, judicial, and regulatory guidance.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 18 - Business Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company's chief operating decision maker ("CODM"), or a decision-making group, in deciding how to allocate resources and in assessing financial performance. As of September 30, 2020, the Company's CODM was the Company's CEO. The Company's operating and reportable segments are identified by products and services provided.
As of September 30, 2020, the Company has two reportable segments: (1) Refined Coal ("RC"); and (2) Power Generation and Industrials ("PGI").
The business segment measurements provided to and evaluated by the CODM are computed in accordance with the principles listed below:
•The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2019 Form 10-K.
•Segment revenues include equity method earnings and losses from the Company's equity method investments.
•Segment operating income (loss) includes segment revenues and allocation of certain "Corporate general and administrative expenses," which include Payroll and benefits, Legal and professional fees and General and administrative.
•RC segment operating income includes interest expense directly attributable to the RC segment.
As of September 30, 2020 and December 31, 2019, substantially all of the Company's material assets are located in the U.S. and substantially all of significant customers are U.S. companies. The following table presents the Company's operating segment results for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenues:
Refined Coal:
Earnings in equity method investments	$9,518	$14,426	$25,959	$57,051
License royalties, related party	3,627	4,385	9,986	12,796
	13,145	18,811	35,945	69,847
Power Generation and Industrials:
Consumables	13,442	14,010	28,987	39,612
	13,442	14,010	28,987	39,612
Total segment reporting revenues	26,587	32,821	64,932	109,459

Adjustments to reconcile to reported revenues:
Earnings in equity method investments	(9,518)	(14,426)	(25,959)	(57,051)
Corporate and other	2,402	738	4,244	1,631
Total reported revenues	$19,471	$19,133	$43,217	$54,039

Segment operating income (loss):
Refined Coal (1)	$12,817	$18,158	$34,454	$68,137
Power Generation and Industrials (2)	(1,270)	(977)	(33,584)	(8,301)
Total segment operating income	$11,547	$17,181	$870	$59,836
(1) Included in RC segment operating income for the three and nine months ended September 30, 2020 is 453A interest expense of $0.1 million and $0.3 million, respectively. Included in RC segment operating income for the three and nine months ended September 30, 2019 is 453A interest expense of $0.2 million and $0.9 million, respectively.
(2) Included in PGI segment operating loss for the three and nine months ended September 30, 2020 is zero and $23.2 million, respectively, of impairment expense on the Asset Group, and zero and $0.4 million, respectively, of expenses related to sequestration of certain of our employees at our manufacturing plant in Louisiana. Included in PGI segment operating loss for the three and nine months ended September 30, 2020 and 2019 is $1.4 million and $4.9 million, and $1.9 million and $4.5 million, respectively, of depreciation, amortization,

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and depletion expense on mine and plant long-lived assets. Included in PGI segment operating loss for the nine months ended September 30, 2019 was $4.7 million of costs recognized as a result of the step-up in inventory fair value recorded from the Carbon Solutions Acquisition.
A reconciliation of reportable segment operating income to the Company's consolidated income (loss) before income tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Total reported segment operating income	$11,547	$17,181	$870	$59,836
Other operating loss (1)	(2,010)	(658)	(7,065)	(1,409)
	9,537	16,523	(6,195)	58,427
Adjustments to reconcile to income (loss) before income tax expense attributable to the Company:
Corporate payroll and benefits	(587)	(768)	(2,444)	(2,004)
Corporate legal and professional fees	(1,176)	(1,737)	(3,850)	(5,254)
Corporate general and administrative	(1,116)	(2,278)	(4,273)	(5,427)
Corporate depreciation and amortization	(148)	(21)	(337)	(41)
Corporate interest expense, net	(680)	(1,413)	(2,446)	(4,668)
Other income (expense), net	(1)	212	128	334
Income (loss) before income tax expense	$5,829	$10,518	$(19,417)	$41,367
(1) Included in Other operating loss for the three and nine months ended September 30, 2020 was zero and $2.9 million, respectively, of impairment expense on the Asset Group.
Corporate general and administrative expenses include certain costs that benefit the business as a whole but are not directly related to one of the Company's segments. Such costs include, but are not limited to, accounting and human resources staff, information systems costs, legal fees, facility costs, audit fees and corporate governance expenses.
A reconciliation of reportable segment assets to the Company's consolidated assets is as follows:

	As of
(in thousands)	September 30, 2020	December 31, 2019
Assets:
Refined Coal (1)	$26,985	$43,953
Power Generation and Industrials	70,772	80,912
Total segment assets	97,757	124,865
All Other and Corporate (2)	57,897	48,934
Consolidated	$155,654	$173,799
(1) Includes $22.9 million and $39.2 million of investments in equity method investees, respectively.
(2) Includes the Company's deferred tax assets.
Note 19 - Fair Value Measurements
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

	As of September 30, 2020		As of December 31, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Instruments:
Highview Investment	$552	$552	$552	$552
Highview Obligation	$216	$216	$220	$220

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Concentration of credit risk
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company holds cash and cash equivalents at four financial institutions as of September 30, 2020. If an institution was unable to perform its obligations, the Company would be at risk regarding the amount of cash and investments in excess of the Federal Deposit Insurance Corporation limits (currently $250 thousand) that would be returned to the Company.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2020 and December 31, 2019, the Company had no financial instruments carried and measured at fair value on a recurring basis.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As disclosed in Note 3, the Company completed the asset acquisition of Marshall Mine, LLC. The estimated fair values of the assets acquired and liabilities assumed were determined based on Level 3 inputs.
As disclosed in Note 5, the Company recorded an impairment charge related to the Asset Group based on a valuation models that included an expected future discounted cash flow model using Level 3 inputs.
As disclosed in Note 8, the Company completed the Carbon Solutions Acquisition for purchase consideration of $66.5 million. The estimated fair values of the assets acquired and liabilities assumed were determined based on Level 3 inputs.
The Company has applied the measurement alternative for investments without readily determinable fair values under ASC Topic 321 - Investments in Equity Securities ("ASC 321") for the Highview Investment. Fair value measurements, if any, resulting from the Company's application of the guidance in ASC 321 represent either Level 2 or Level 3 measurements. There were no changes to the carrying value of the Highview Investment for the three months ended September 30, 2020 and 2019 as there were no indicators of impairment or observable price changes for identical or similar investments.
Note 20 - Restructuring and Other Compensation
Restructuring
In December 2018, the Company recorded restructuring charges in connection with the departures of certain executives of Carbon Solutions in conjunction with the Carbon Solutions Acquisition. As part of the Carbon Solutions Acquisition, the Company also assumed a salary severance liability for an additional executive of Carbon Solutions in the amount of $0.6 million. There were no material restructuring activities during the three and nine months ended September 30, 2020.
Restructuring accruals are included within the Accrued payroll and related liabilities line item in the Condensed Consolidated Balance Sheets. Restructuring expenses are included within the Payroll and benefits line item in the Condensed Consolidated Statements of Operations.
Other Compensation
On March 27, 2020, the Company's CEO resigned from the Company effective June 30, 2020. Pursuant to a settlement agreement executed between the Company and the CEO, the Company was obligated to pay severance compensation to the CEO in the form of salary continuance, cash bonus, contingent upon the Company achieving a performance metric, healthcare benefits, RSAs and PSUs, which in the aggregate was $1.4 million. As of June 30, 2020, the Company recorded a liability for the total severance compensation and corresponding expense under the caption "Payroll and benefits" in the Condensed Consolidated Statements of Operations.
The following table summarizes the Company's change in restructuring and other compensation accruals for the nine months ended September 30, 2020:

(in thousands)	Severance
Remaining accrual as of December 31, 2019	$254
Expense provision	1,403
Cash payments and other	(956)
Change in estimates	—
Remaining accrual as of September 30, 2020	$701

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 21 - Subsequent Events
Unless disclosed elsewhere within the notes to the Condensed Consolidated Financial Statements, the following are the significant matters that occurred subsequent to September 30, 2020.
Invested RC Facility
On October 20, 2020, the Company announced that Tinuum Group completed a lease for an additional RC facility. The RC facility is located at a coal plant that has historically burned in excess of 4.0 million tons of coal per year. With this addition, Tinuum Group has 22 invested facilities in full-time operation.

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
Overview
We are a leader in consumable air and water treatment options that utilize activated carbon ("AC") and chemical based technologies. Our proprietary environmental technologies sold in the power generation and industrial ("PGI") market, which includes coal-fired power plants and industrial, and water treatment market, enable our customers to reduce emissions of mercury and other pollutants, maximize utilization levels and improve operating efficiencies to meet the challenges of existing and potential emissions control regulations.
Through our wholly-owned subsidiary, ADA Carbon Solutions, LLC ("Carbon Solutions"), which we acquired on December 7, 2018 (the "Acquisition Date"), we manufacture and sell activated carbon ("AC") used in contaminant capture and removal for coal-fired power plants and industrial and water treatment markets. Carbon Solutions also owns an associated lignite mine that supplies the primary raw material for manufacturing our products.
We operate two segments: Refined Coal ("RC") and Power Generation and Industrials ("PGI"). Our RC segment is comprised of our equity ownership in Tinuum Group, LLC ("Tinuum Group") and Tinuum Services, LLC ("Tinuum Services"), both of which are unconsolidated entities in which we generate substantial earnings. Tinuum Group provides reduction of mercury and nitrogen oxide ("NOX") emissions at select coal-fired power generators through the production and sale of RC that qualifies for tax credits ("Section 45 tax credits") under the Internal Revenue Code Section 45 - Production Tax Credit ("IRC Section 45"). We benefit from Tinuum Group's production and sale of RC, which generates tax credits, as well as its revenue from selling or leasing RC facilities to tax equity investors. We also earn royalties for technologies that we license to Tinuum Group and used at certain RC facilities to enhance combustion and reduced emissions of NOx and mercury from coal burned to generate electrical power. Tinuum Services operates and maintains the RC facilities under operating and maintenance agreements with Tinuum Group and owners or lessees of the RC facilities.
Our PGI segment includes the sale of products that remove mercury and other air and water contaminants from coal-fired power generators and other industrial companies. Our primary products are comprised of AC which is produced from lignite coal. Our AC products include powdered activated carbon ("PAC") and granular activated carbon ("GAC"). There are three primary consumable products that work in conjunction with the installed equipment at coal-fired utilities to control mercury: PAC, coal additives and scrubber additives. In many cases, these three consumable products can be used together or, in many circumstances, substituted for each other. However, PAC is typically the most efficient and effective way to capture mercury and currently accounts for over 50% of the mercury control consumables North American market.
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
Customer Supply Agreement
On September 30, 2020, we and Cabot Norit Americas, Inc., ("Cabot") entered into a supply agreement (the "Supply Agreement") pursuant to which we agree to sell and deliver to Cabot, and Cabot agrees to purchase and accept from us, certain lignite-based activated carbon products ("Furnace Products"). The term of the Supply Agreement is for 15 years with 10-year renewal terms that are automatic unless either party provides three years prior notice of intention not to renew before the end of any term.
In addition to the sale by us and purchase by Cabot of Furnace Products, we and Cabot have agreed to additional terms whereby Cabot will reimburse us for certain capital expenditures incurred by us that are necessary to manufacture the Furnace Products. Reimbursements will be in the form of revenues earned from capital expenditures incurred that will benefit both us and Cabot (referred to as "Shared Capital") and capital expenditures incurred that will benefit Cabot exclusively (referred to as "Specific

Capital"). Both we and Cabot must mutually agree with all Shared Capital and Specific Capital that are necessary to support operational needs in advance of procurement and commissioning.
We believe the Supply Agreement will provide material incremental volume and capture lower operating cost efficiencies of our manufacturing plant. As these incremental volumes come on-line and after our existing inventory balances are sold, we anticipate an increase in gross margins. Further, the Supply Agreement will expand our activated carbon products to diverse end markets that are outside of coal-fired power generation.
Acquisition of Marshall Mine
Concurrently with the execution of the Supply Agreement, on September 30, 2020, we entered into an agreement to purchase (the "Purchase Agreement") from Cabot 100% of the membership interests in Marshall Mine, LLC (the "Marshall Mine Acquisition") for a nominal purchase price. Marshall Mine, LLC owns a lignite mine located outside of Marshall, Texas (the "Marshall Mine"). We independently determined to immediately commence activities to shutter the Marshall Mine and will incur the associated reclamation costs.
In conjunction with the execution of the Supply Agreement and the Purchase Agreement, on September 30, 2020, we entered into a reclamation contract (the "Reclamation Contract") with a third party that provides a capped cost, subject to certain contingencies, in the amount of approximately $19.7 million plus an obligation to pay certain direct costs of approximately $3.6 million (collectively, the "Reclamation Costs") over the estimated reclamation period of 10 years. Under the terms of the Supply Agreement, Cabot is obligated to reimburse us for $10.2 million of Reclamation Costs (the "Reclamation Reimbursements"), which are payable semi-annually over 13 years and inclusive of interest.
As of September 30, 2020, we recorded an asset retirement obligation related to the Reclamation Contract in the amount of $21.3 million and a receivable related to the Reclamation Reimbursements in the amount of $9.7 million, net.
Impairment
As part of our periodic review of the carrying value of long-lived assets, we assessed our long-lived assets for potential impairment. In assessing impairment of our PGI segment's and certain other long-lived asset groups, we considered factors such as the significant decline in both the PGI segment's trailing twelve months revenues and current and future years’ forecasted revenues. These factors are largely due to the significant drop in coal-fired power dispatch that began in 2019 amid historically low prices of alternative power generation sources, such as natural gas, leading to an increase in natural gas usage as well as other competing energy sources. Natural gas prices continue to be highly volatile, which may impact our volumes and corresponding revenues that could result in future impairment.
As of September 30, 2020, we concluded that there was no impairment of our long-lived assets. However, as of June 30, 2020, we completed an undiscounted cash flow analysis of our PGI segment's and certain other long-lived asset group (the "Asset Group"), which is comprised of our manufacturing plant and related assets and our lignite mine assets, and estimated the undiscounted cash flows from the Asset Group, which were less than the carrying value of the Asset Group. The decrease in undiscounted cash flows was due to lower volumes impacted by overall lower power generation and an increase in power generation from sources other than coal as a percentage of total generation. Accordingly, we completed an assessment of the Asset Group’s fair value and estimated the fair value of the Asset Group at $32.2 million. This resulted in an impairment and write-down of the Asset Group of $26.1 million as of June 30, 2020, and which is reflected as "Impairment of long-lived assets" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020. The total impairment charge was allocated to the PGI segment and Other in the amounts of $23.2 million and $2.9 million, respectively, for the nine months ended September 30, 2020.
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
In response to the COVID-19 outbreak, in March 2020, the federal government passed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act provided, among other things, the deferral of payroll tax payments for all payroll taxes incurred through December 31, 2020. The Company has elected to defer payments of payroll taxes for the periods allowed under the CARES Act and will repay 50% by December 31, 2021 and 50% by December 31, 2022. As of September 30, 2020, total payroll tax payments deferred under the CARES Act were $0.3 million.
During the nine months ended September 30, 2020, we incurred costs of $0.4 million related to sequestration of certain of our employees at our manufacturing plant in Louisiana. These costs included hazard pay, lodging and meal expenses for 30 days.
Our customers may also be impacted by COVID-19 pandemic as the utilization of energy has changed. We cannot predict the long-term impact on our customers and the subsequent impact on our business.
Results of Operations
For the three and nine months ended September 30, 2020, we recognized net income of $5.0 million and net loss of $20.7 million, respectively, compared to net income of $3.9 million and $26.4 million, for the three and nine months ended September 30, 2019, respectively.
The operating results for the three and nine months ended September 30, 2020 are primarily attributable to a combination of factors, including:
•Continued performance in our RC business segment, principally related to equity earnings and license royalties;
•Performance in our PGI business segment, principally related to Carbon Solutions;
•Impairment recorded related to our PGI segment's and certain other long-lived asset groups; and
•Impacts related to changes in income tax expense.
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
Comparison of the Three Months Ended September 30, 2020 and 2019
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the three months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2020	2019	($)	(%)
Revenues:
Consumables	$15,844	$14,748	$1,096	7%
License royalties, related party	3,627	4,385	(758)	(17)%
Total revenues	$19,471	$19,133	$338	2%
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	$15,013	$11,939	$3,074	26%
Consumables and consumables cost of revenue
For the three months ended September 30, 2020, consumables revenues increased from the comparable quarter in 2019 primarily driven by higher volumes impacting revenue by $2.1 million. Negatively impacting revenue quarter over quarter was less favorable price and product mix of approximately $1.0 million combined. Our gross margin, exclusive of depreciation and amortization, decreased for the three months ended September 30, 2020 compared to the corresponding quarter in 2019 primarily due to the lower volumes during the first half of the current year causing higher fixed cost per pound compared to the prior year.

Consumables revenue continues to be affected by electricity demand driven by seasonal weather and related power generation needs, as well as competitor prices related to alternative power generation sources such as natural gas. According to data provided by the U.S. Energy Information Administration ("EIA"), for the three months ended September 30, 2020, power generation from coal-fired power dispatch was down approximately 10% compared to the corresponding quarter in 2019.
License royalties, related party
For the three months ended September 30, 2020 and 2019, there were 14.6 million tons and 14.5 million tons, respectively, of RC produced using M-45TM and M-45-PCTM technologies ("M-45 Technology"), which Tinuum Group licenses from us ("M-45 License"). While tonnage increased slightly period over period, there was a reduction in the royalty rate per ton primarily attributable to higher depreciation recognized of approximately $0.2 million on all royalty bearing RC facilities as a result of a reduction in their estimated useful lives as determined by Tinuum Group during the three months ended September 30, 2019. Further reducing the rate per ton was a decrease in net lease payments of approximately $0.4 million as a result of Tinuum Group restructuring RC facility contracted leases with its largest customer in the second half of 2019. As a result of higher depreciation and lower lease payments, we expect that the lower royalty rate per ton will continue for the remainder of 2020 and in 2021.
Additional information related to revenue concentrations and contributions by class and reportable segment can be found within the Business Segments discussion and in Note 18 to the Condensed Consolidated Financial Statements.
Other Operating Expenses
A summary of the components of our operating expenses, exclusive of cost of revenue items (presented above), for the three months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2020	2019	($)	(%)
Operating expenses:
Payroll and benefits	$2,285	$2,651	$(366)	(14)%
Legal and professional fees	1,321	2,907	(1,586)	(55)%
General and administrative	1,900	1,984	(84)	(4)%
Depreciation, amortization, depletion and accretion	1,777	2,043	(266)	(13)%
	$7,283	$9,585	$(2,302)	(24)%
Payroll and benefits
Payroll and benefits expenses, which represent costs related to selling, general and administrative personnel, decreased for the three months ended September 30, 2020 compared to the corresponding quarter in 2019 primarily due to a decrease in headcount and payroll-related expenses.
Legal and professional fees
Legal and professional fees decreased for the three months ended September 30, 2020 compared to the corresponding quarter in 2019 as a result of cost reductions related to professional fees, primarily in consulting and outsourced IT cost specific to the completion of the integration of Carbon Solutions of $1.5 million. The remaining decrease was a result of decreased outsourced shared service costs, including legal fees.
General and administrative
General and administrative expenses decreased for the three months ended September 30, 2020 compared to the corresponding quarter in 2019 primarily due to a reduction in general and administrative expenses including the reduction of travel, as a preventative measure related to the COVID-19 pandemic, and recruiting fees. Offsetting this decrease was an increase in product development expenses of approximately $0.1 million and rent and occupancy expenses of $0.1 million related to property taxes.
Depreciation, amortization, depletion and accretion
Depreciation and amortization expense decreased for the three months ended September 30, 2020 compared to the corresponding quarter in 2019 due to the impairment charge taken in the second quarter of 2020 reducing the value of our fixed assets and intangibles and thus, reducing the corresponding depreciation and amortization expense by approximately $0.6 million. Offsetting this decrease was higher production volumes during the three months ended September 30, 2020, resulting in $0.3 million more absorption of depreciation in inventory. Further, the addition of leasehold improvements at our corporate headquarters in 2020 contributed to approximately $0.1 million of amortization expense for the three months ended September 30, 2020.
Other Income (Expense), net
A summary of the components of other income (expense), net for the three months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2020	2019	($)	(%)
Other income (expense):
Earnings from equity method investments	$9,518	$14,426	$(4,908)	(34)%
Interest expense	(881)	(1,729)	848	(49)%
Other	17	212	(195)	(92)%
Total other income	$8,654	$12,909	$(4,255)	(33)%
Earnings from equity method investments
The following table details the components of our respective equity method investments included within the Earnings from equity method investments line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(in thousands)	2020	2019
Earnings from Tinuum Group	$7,260	$11,746
Earnings from Tinuum Services	2,257	2,682
Earnings (loss) from other	1	(2)
Earnings from equity method investments	$9,518	$14,426
Earnings from equity method investments, and changes related thereto, are impacted by our significant equity method investees: Tinuum Group and Tinuum Services.
For the three months ended September 30, 2020 and 2019, we recognized $7.3 million and $11.7 million, respectively, in equity earnings from Tinuum Group, which was equal to our proportionate share of Tinuum Group's net income for the respective quarter.
For the three months ended September 30, 2020, equity earnings from our interest in Tinuum Group were positively impacted by the addition of two new RC facilities during the second half of 2019, a new RC facility added during the three months ended September 30, 2020 and the sale by Tinuum Group of its 49.9% remaining interest in an RC facility during the three months ended September 30, 2020. However, equity earnings from Tinuum Group for the three months ended September 30, 2020 decreased from the comparable quarter in 2019 primarily from higher depreciation recognized of approximately $0.4 million for the three months ended September 30, 2020 on all Tinuum Group RC facilities as a result of a reduction in RC facilities' estimated useful lives as determined by Tinuum Group during the three months ended September 30, 2019. Further contributing to the decrease in equity earnings quarter over quarter was the restructuring of RC facility leases with Tinuum Group's largest customer, which decreased lease payments and equity earnings beginning in the second half of 2019. We believe the increase in depreciation and the decrease in lease payments will negatively impact equity earnings for the remainder of 2020 as well as 2021.
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
Equity earnings from our interest in Tinuum Services decreased by $0.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and for those quarters, Tinuum Services provided operating and maintenance services to 20 and 22 operating RC facilities, respectively. Tinuum Services derives earnings under fixed-fee arrangements as well as fee arrangements that are based on actual RC production, depending upon the specific RC facility operating and maintenance agreement.

Interest expense
For the three months ended September 30, 2020, interest expense decreased $0.8 million compared to the three months ended September 30, 2019 primarily due to a reduction in interest expense related to a senior term loan (the "Senior Term Loan"), as the principal balance was reduced from payments of $24.0 million made during the period from September 30, 2019 to September 30, 2020. The remaining decrease in interest expense related to a reduction in the deferred balance during the period from September 30, 2019 to September 30, 2020 related to Internal Revenue Code section 453A ("453A"), which requires taxpayers to pay an interest charge ("453A interest") on the portion of the tax liability that is deferred under the installment method for tax purposes.
Income tax expense
For the three months ended September 30, 2020, we recorded income tax expense of $0.9 million compared to income tax expense of $6.6 million for the three months ended September 30, 2019. The income tax expense recorded for the three months ended September 30, 2020 was comprised primarily of estimated federal income tax expense of $0.9 million. The income tax expense recorded for the three months ended September 30, 2019 was comprised of estimated federal income tax expense of $6.2 million and estimated state income tax expense of $0.4 million.
The decrease in income tax expense quarter over quarter was primarily due to an increase in the valuation allowance on deferred tax assets for the three months ended September 30, 2019 of $4.8 million. This increase was based on changes in forecasts as of September 30, 2019 compared to forecasts as of June 30, 2019 of future years' taxable income. The decrease in income tax expense quarter over quarter was also attributable to a decrease of $4.7 million in pretax income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Comparison of the Nine Months Ended September 30, 2020 and 2019
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2020	2019	($)	(%)
Revenues:
Consumables	$33,231	$41,243	$(8,012)	(19)%
License royalties, related party	9,986	12,796	(2,810)	(22)%
Total revenues	$43,217	$54,039	$(10,822)	(20)%
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	$33,920	$38,339	$(4,419)	(12)%
Consumables and consumables cost of revenue
For the nine months ended September 30, 2020, consumables revenues decreased from the comparable period in 2019 primarily driven by lower volume of approximately $2.7 million and less favorable price and product mix of approximately $5.0 million combined. Volumes were negatively impacted by lower coal-fired power dispatch driven by a decrease of 4.0% in overall power generation as well as an increase in power generation from sources other than coal as a percentage of total power generation.
Consumables revenue is affected by electricity demand driven by seasonal weather and related power generation needs, as well as competitor prices related to alternative power generation sources such as natural gas. According to data provided by the EIA, for the nine months ended September 30, 2020, power generation from coal-fired power dispatch was down approximately 23% compared to the corresponding period in 2019. However, we anticipate improvements related increased volumes and revenue in the last quarter of 2020 compared to the same period in 2019 due to the Supply Agreement.
Consumables costs of revenue was negatively impacted for the nine months ended September 30, 2020 due to safety actions taken by the Company to provide for continued operation of our manufacturing facilities in response to COVID-19.
Consumables cost of revenue was negatively impacted during the nine months ended September 30, 2019 due to $5.0 million of costs recognized as a result of the step-up in inventory fair value recorded from the acquisition of Carbon Solutions. As of June 30, 2019, the step-up in inventory was fully recognized in cost of revenue.

Our gross margin, exclusive of depreciation and amortization, was negative for the nine months ended September 30, 2020 compared to the corresponding period in 2019 primarily due to the impact of lower production and sales volumes resulting in higher fixed cost per pound. We anticipate positive impacts to our gross margin starting in 2021 due to the Supply Agreement.
License royalties, related party
For the nine months ended September 30, 2020 and 2019, there were 35.7 million tons and 35.0 million tons, respectively, of RC produced using the M-45 Technology under the M-45 License. While tonnage increased period over period, there was a reduction in the royalty rate per ton primarily attributable to higher depreciation recognized of approximately $1.8 million on all royalty bearing RC facilities as a result of a reduction in their estimated useful lives as determined by Tinuum Group in the second half of 2019. Further reducing the rate per ton was a decrease in net lease payments of approximately $1.0 million as a result of Tinuum Group restructuring RC facility contracted leases with its largest customer in the second half of 2019. As a result of higher depreciation and lower lease payments, we expect that the lower royalty rate per ton will continue in 2020 and 2021.
Additional information related to revenue concentrations and contributions by class and reportable segment can be found within the segment discussion below and in Note 18 to the Condensed Consolidated Financial Statements.
Other Operating Expenses
A summary of the components of our operating expenses, exclusive of cost of revenue items (presented above), for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2020	2019	($)	(%)
Operating expenses:
Payroll and benefits	$8,839	$8,005	$834	10%
Legal and professional fees	4,386	7,105	(2,719)	(38)%
General and administrative	6,693	5,894	799	14%
Depreciation, amortization, depletion and accretion	5,807	4,902	905	18%
Impairment of long-lived assets	26,103	—	26,103	*
	$51,828	$25,906	$25,922	100%
* Calculation not meaningful
Payroll and benefits
Payroll and benefits expenses increased for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to severance related costs $1.4 million associated with the resignation of an executive officer, offset by a decrease in headcount.
Legal and professional fees
Legal and professional fees decreased for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to decreased outsourced shared service costs, including legal, general consulting and audit and accounting fees of approximately $2.0 million, and a reduction in outsourced IT costs specific to the completion of the integration of Carbon Solutions of $0.7 million.
General and administrative
General and administrative expenses increased for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to an increase in product development expenses of approximately $0.8 million related to the Supply Agreement, an increase in rent and occupancy of approximately $0.5 million relating to property taxes and office rent and an increase in costs incurred due to the sequestration of certain of our employees at our manufacturing plant in Louisiana of approximately $0.4 million. Offsetting these increases were reductions in travel, as a preventative measure related to the COVID-19 pandemic, and recruiting fees.

Depreciation and amortization
Depreciation and amortization expense increased for the nine months ended September 30, 2020 compared to the same period in 2019 due to higher volumes during the nine months ended September 30, 2019 resulting in $0.9 million more absorption of depreciation in inventory. Further, the addition of leasehold improvements at our corporate headquarters in 2020 and the addition of long-lived assets at our manufacturing plant in Louisiana contributed to approximately $0.5 million of depreciation and amortization expense for the nine months ended September 30, 2020. Offsetting these increases was a decrease in depreciation and amortization expense of approximately $0.6 million related to the lower net book values of the related property, plant, equipment and intangible assets as of June 30, 2020 due to the impairment charge recorded as of this date.
Impairment of long-lived assets
As previously discussed, as of June 30, 2020, we recorded an impairment charge of $26.1 million, which is included in the Statement of Operations for the nine months ended September 30, 2020.
Other Income (Expense), net
A summary of the components of our other income (expense), net for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2020	2019	($)	(%)
Other income (expense):
Earnings from equity method investments	$25,959	$57,051	$(31,092)	(54)%
Interest expense	(3,053)	(5,820)	2,767	(48)%
Other	208	342	(134)	(39)%
Total other income	$23,114	$51,573	$(28,459)	(55)%

Earnings from equity method investments
The following table details the components of our respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Earnings from Tinuum Group	$20,462	$50,757
Earnings from Tinuum Services	5,498	6,297
Loss from other	(1)	(3)
Earnings from equity method investments	$25,959	$57,051
For the nine months ended September 30, 2020, we recognized $20.5 million in equity earnings from Tinuum Group, which was equal to our proportionate share of Tinuum Group's net income for the period. For the nine months ended September 30, 2019, we recognized $50.8 million in equity earnings from Tinuum Group, which was equal to our proportionate share of Tinuum Group's net income of $52.4 million for the period less the recovery of the cash distributions in excess of the cumulative earnings as of December 31, 2018. The difference between our pro-rata share of Tinuum Group's net income and our earnings from our Tinuum Group equity method investment as reported on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019 was the result of cumulative distributions received from Tinuum Group being in excess of the carrying value of the investment, and therefore we recognized such excess distributions as equity method earnings in the period the distributions occurred.
For the nine months ended September 30, 2020, equity earnings from our interest in Tinuum Group were positively impacted by the addition of two new RC facilities during the second half of 2019 a new RC facility added during the three months ended September 30, 2020 and the sale by Tinuum Group of its 49.9% remaining interest in an RC facility during the three months ended September 30, 2020. However, equity earnings from Tinuum Group for the nine months ended September 30, 2020 decreased from the comparable period in 2019 primarily from two new RC facilities during the nine months ended September 30, 2019 that were recognized as point-in-time sales. Further, the decrease in equity earnings was due to higher depreciation recognized of approximately $5.2 million for the nine months ended September 30, 2020 on all Tinuum Group RC facilities as a result of a reduction in RC facilities estimated useful lives as determined by Tinuum Group during the second half of 2019. Further contributing to the decrease in equity earnings for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was the restructuring of RC facility leases with Tinuum Group's largest customer, which decreased lease payments and equity earnings beginning in the second half of 2019. Furthermore, two coal-fired utilities in which Tinuum Group has invested RC facilities announced expected closures in the fourth quarter of 2019 and the associated leases of those facilities terminated during that period. As a result of higher depreciation, reduced lease payments and closures of two utilities, we expect our pro-rata share of Tinuum Group’s earnings will be lower for the remainder of 2020 as well as 2021.
As of September 30, 2020 and 2019, Tinuum Group had 21 and 23 invested RC facilities, respectively, that were generating revenues.
Equity earnings from our interest in Tinuum Services decreased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. During the nine months ended September 30, 2020 and 2019, Tinuum Services provided operating and maintenance services to 20 and 22 operating RC facilities, respectively, which was the primary driver in the decrease in equity earnings period over period. Tinuum Services derives earnings under fixed-fee arrangements as well as fee arrangements that are based on actual RC production, depending upon the specific RC facility operating and maintenance agreement.
Interest expense
For the nine months ended September 30, 2020, interest expense decreased $2.8 million compared to the nine months ended September 30, 2019 primarily due to interest expense incurred in the nine months ended September 30, 2020 related to the Senior Term Loan, as the principal balance was reduced from payments of $24.0 million made during the period from September 30, 2019 to September 30, 2020. The remaining decrease in interest expense related to lower 453A interest from a reduction in the deferred balance related to 453A during the period from September 30, 2019 to September 30, 2020.
Income tax expense
For the nine months ended September 30, 2020, we recorded income tax expense of $1.3 million compared to income tax expense of $14.9 million for the nine months ended September 30, 2019. The income tax expense recorded for the nine months ended September 30, 2020 was comprised of estimated federal income tax expense of $1.4 million. The income tax expense recorded for the nine months ended September 30, 2019 was comprised of estimated federal income tax expense of $13.2 million and estimated state income tax expense of $1.7 million.
The decrease in income tax expense period over period was primarily due to a pretax loss for the nine months ended September 30, 2020 of $19.4 million compared to pretax income for the nine months ended September 30, 2019 of $41.4 million. Offsetting the decrease in income tax expense period over period was an increase in the valuation allowance on deferred tax assets of $5.1 million for the nine months ended September 30, 2020 compared to an increase in the valuation allowance of $3.8 million for the nine months ended September 30, 2019 based on changes in forecasts of future years' taxable income as of September 30, 2020 and September 30, 2019, respectively.
Non-GAAP Financial Measures
To supplement our financial information presented in accordance with accounting principles generally accepted in the U.S. ("GAAP"), we are providing non-GAAP measures of certain financial performance. These non-GAAP measures include Consolidated Adjusted EBITDA, PGI Segment Adjusted EBITDA and RC Segment Adjusted EBITDA. We have included non-GAAP measures because management believes that they help to facilitate comparison of operating results between periods. We believe the non-GAAP measures provide useful information to both management and users of the financial statements by excluding certain expenses and gains and losses that may not be indicative of core operating results and business outlook. These non-GAAP measures are not in accordance with, or an alternative to, measures prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. These measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures.
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
Consolidated Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income (loss) (1) (2)	$4,975	$3,923	$(20,732)	$26,439
Depreciation, amortization, depletion and accretion	1,777	2,043	5,807	4,902
Interest expense, net	862	1,663	2,974	5,619
Income tax expense	854	6,595	1,315	14,928
Consolidated EBITDA (loss)	8,468	14,224	(10,636)	51,888
Impairment	—	—	26,103	—
Equity earnings	(9,518)	(14,426)	(25,959)	(57,051)
Cash distributions from equity method investees	9,712	18,718	42,228	56,806
Consolidated Adjusted EBITDA	$8,662	$18,516	$31,736	51,643
(1) Net income (loss) for the three and nine months ended September 30, 2020 included zero and $0.4 million related to sequestration of certain of our employees at our manufacturing plant in Louisiana. These costs included hazardous pay, lodging expense and other related costs for 30 days.
(2) Net income for the nine months ended September 30, 2019 included an adjustment of $5.0 million, which increased cost of revenue due to a step-up in basis of inventory acquired related to the acquisition of Carbon Solutions.

Business Segments
As of September 30, 2020, we have two reportable segments: (1) RC and (2) PGI. The business segment measurements provided to and evaluated by our chief operating decision maker are computed in accordance with the principles listed below:
•The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2019 Form 10-K.
•Segment revenues include equity method earnings and losses from our equity method investments.
•Segment operating income (loss) includes segment revenues and allocation of certain "Corporate general and administrative expenses," which include Payroll and benefits, Rent and occupancy, Legal and professional fees, and General and administrative.
•RC segment operating income includes interest expense directly attributable to the RC segment.
The principal products and services of our segments are:
1.RC - Our RC segment derives its earnings from equity method investments as well as royalty payment streams and other revenues related to enhanced combustion of and reduced emissions of both NOX and mercury from the burning of coal. Our equity method investments related to the RC segment include Tinuum Group, Tinuum Services and other immaterial equity method investments. Segment revenues include our equity method earnings (losses) from our equity method investments and royalty earnings from Tinuum Group. These earnings are included within the Earnings from equity method investments and License royalties, related party line items in the Condensed Consolidated Statements of Operations. Key drivers to the RC segment performance are the produced and sold RC from both operating and retained RC facilities, royalty-bearing tonnage and the number of operating (leased or sold) and retained RC facilities. These key drivers impact our earnings and cash distributions from equity method investments.
2.PGI - Our PGI segment includes revenues and related expenses from the sale of consumable products that utilize AC and chemical technologies. These options provide coal-powered utilities and industrial boilers with mercury control solutions working in conjunction with pollution control equipment systems, generally without the requirement for significant ongoing capital outlays. These amounts are included within the respective revenues and cost of revenue line items in the Condensed Consolidated Statements of Operations.
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

The following table presents our operating segment results for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenues:
Refined Coal:
Earnings in equity method investments	$9,518	$14,426	$25,959	$57,051
License royalties, related party	3,627	4,385	9,986	12,796
	13,145	18,811	35,945	69,847
Power Generation and Industrials:
Consumables	13,442	14,010	28,987	39,612
	13,442	14,010	28,987	39,612
Total segment reporting revenues	26,587	32,821	64,932	109,459

Adjustments to reconcile to reported revenues:
Earnings in equity method investments	(9,518)	(14,426)	(25,959)	(57,051)
Corporate and other	2,402	738	4,244	1,631
Total reported revenues	$19,471	$19,133	$43,217	$54,039

Segment operating income (loss):
Refined Coal (1)	$12,817	$18,158	$34,454	$68,137
Power Generation and Industrials (2)	(1,270)	(977)	(33,584)	(8,301)
Total segment operating income	$11,547	$17,181	$870	$59,836
(1) Included in RC segment operating income for the three and nine months ended September 30, 2020 is 453A interest expense of $0.1 million and $0.3 million, respectively. Included in RC segment operating income for the three and nine months ended September 30, 2019 is 453A interest expense of $0.2 million and $0.9 million, respectively.
(2) Included in PGI segment operating loss for the nine months ended September 30, 2020 was $23.2 million of impairment expense on PGI segment and certain other long-lived assets, and $0.4 million of expenses related to sequestration of certain of our employees at our manufacturing plant in Louisiana. Included in PGI segment operating loss for the three and nine months ended September 30, 2020 and 2019 is $1.4 million and $4.9 million, and $1.9 million and $4.5 million, respectively, of depreciation, amortization, and depletion expense on mine and plant long-lived assets. Included in PGI segment operating loss for the nine months ended September 30, 2019 is approximately $4.7 million of costs recognized as a result of the step-up in inventory fair value recorded from the acquisition of Carbon Solutions.
RC
The following table details the segment revenues of our respective equity method investments:

	Three Months Ended September 30,
(in thousands)	2020	2019
Earnings from Tinuum Group	$7,260	$11,746
Earnings from Tinuum Services	2,257	2,682
Earnings (loss) from other	1	(2)
Earnings from equity method investments	$9,518	$14,426

For the three months ended September 30, 2020 and September 30, 2019
RC earnings decreased primarily due to a decrease in equity earnings in Tinuum Group for the three months ended September 30, 2020 compared to the corresponding quarter in 2019.
For the three months ended September 30, 2020, equity earnings from our interest in Tinuum Group were positively impacted by the addition of two new RC facilities during the second half of 2019, a new RC facility added during the three months ended September 30, 2020 and the sale by Tinuum Group of its 49.9% remaining interest in an RC facility during the three months ended September 30, 2020. However, equity earnings from Tinuum Group for the three months ended September 30, 2020 decreased from the comparable quarter in 2019 primarily from higher depreciation recognized of approximately $0.4 million for the three months ended September 30, 2020 on all Tinuum Group RC facilities as a result of a reduction in RC facilities estimated useful lives as determined by Tinuum Group during the three months ended September 30, 2019. Further contributing to the decrease in equity earnings quarter over quarter was the restructuring of RC facility leases with Tinuum Group's largest customer, which decreased lease payments and equity earnings beginning in the second half of 2019. We believe the increase in depreciation and the decrease in lease payments will negatively impact equity earnings for the remainder of 2020 as well as 2021.
For the three months ended September 30, 2020 and 2019, we recognized $7.3 million and $11.7 million, respectively, in equity earnings from Tinuum Group, which was equal to our proportionate share of Tinuum Group's net income for those quarters.
For the three months ended September 30, 2020, earnings from Tinuum Services decreased compared to the corresponding quarter in 2019 primarily due to a decrease in the number of operating RC facilities in which Tinuum Services provides operating and maintenance services from 22 to 20.
As noted above, for the three months ended September 30, 2020, RC earnings were impacted by a decrease in license royalties earned from Tinuum Group under the M-45 License. For the three months ended September 30, 2020 and 2019, there were 14.6 million tons and 14.5 million tons, respectively, of RC produced using the M-45 Technology. While tonnage increased slightly period over period, there was a reduction in the royalty rate per ton primarily attributable to higher depreciation recognized of approximately $0.2 million on all royalty bearing RC facilities as a result of a reduction in their estimated useful lives as determined by Tinuum Group during the three months ended September 30, 2019. Further reducing the rate per ton was a decrease in net lease payments as a result of Tinuum Group restructuring RC facility contracted leases with its largest customer in the second half of 2019.
Future earnings and growth in the RC segment will continue to be impacted by coal-fired electricity generation dispatch and invested facilities with leases subject to periodic renewals being terminated, repriced, or otherwise subject to renegotiated terms.
Additional discussion of our equity method investments is included above within our consolidated results and in Note 7 of the Condensed Consolidated Financial Statements.
RC Segment Adjusted EBITDA

	Three Months Ended September 30,
(in thousands)	2020	2019
RC Segment operating income	$12,817	$18,158
Depreciation, amortization, depletion and accretion	26	25
Interest expense	94	234
RC Segment EBITDA	12,937	18,417
Equity earnings	(9,518)	(14,426)
Cash distributions from equity method investees	9,712	18,718
RC Segment Adjusted EBITDA	$13,131	$22,709
PGI
Discussion of revenues derived from our PGI segment and costs related thereto are included above within our consolidated results.
For the three months ended September 30, 2020 and September 30, 2019
PGI segment operating loss increased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a reduction in consumable revenue and associated margins. According to data provided by the U.S. Energy Information Administration ("EIA"), for the three months ended September 30, 2020, power generation from coal-fired power dispatch was down approximately 10% compared to the corresponding quarter in 2019.

PGI Segment Adjusted EBITDA

	Three Months Ended September 30,
(in thousands)	2020	2019
Segment operating loss	$(1,270)	$(977)
Depreciation, amortization, depletion and accretion	1,427	1,853
Interest expense, net	78	75
PGI Segment EBITDA	235	951
Impairment	—	—
PGI Segment Adjusted EBITDA	$235	$951
RC

	Nine Months Ended September 30,
(in thousands)	2020	2019
Earnings from Tinuum Group	$20,462	$50,757
Earnings from Tinuum Services	5,498	6,297
Loss from other	(1)	(3)
Earnings from equity method investments	$25,959	$57,051
For the nine months ended September 30, 2020 and September 30, 2019
For the nine months ended September 30, 2020, we recognized $20.5 million in equity earnings from Tinuum Group, which was equal to our proportionate share of Tinuum Group's net income for the period. For the nine months ended September 30, 2019, we recognized $50.8 million in equity earnings from Tinuum Group, which was equal to our proportionate share of Tinuum Group's net income of $52.4 million for the period less the recovery of the cash distributions in excess of the cumulative earnings as of December 31, 2018. The difference between our pro-rata share of Tinuum Group's net income and our earnings from our Tinuum Group equity method investment as reported on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019 was the result of cumulative distributions received from Tinuum Group being in excess of the carrying value of the investment, and therefore we recognized such excess distributions as equity method earnings in the period the distributions occurred.
For the nine months ended September 30, 2020, equity earnings from our interest in Tinuum Group were positively impacted by the addition of two new RC facilities during the second half of 2019, a new RC facility added during the three months ended September 30, 2020 and the sale by Tinuum Group of its 49.9% remaining interest in an RC facility during the three months ended September 30, 2020. However, equity earnings from Tinuum Group for the nine months ended September 30, 2020 decreased from the comparable period in 2019 primarily from two new RC facilities during the nine months ended September 30, 2019 that were recognized as point-in-time sales. Further, the decrease in equity earnings was due to higher depreciation recognized of approximately $5.2 million for the nine months ended September 30, 2020 on all Tinuum Group RC facilities as a result of a reduction in RC facilities' estimated useful lives as determined by Tinuum Group during the second half of 2019. Further contributing to the decrease in equity earnings for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was the restructuring of RC facility leases with Tinuum Group's largest customer, which decreased lease payments and equity earnings beginning in the second half of 2019. Furthermore, two coal-fired utilities in which Tinuum Group has invested RC facilities announced expected closures in the fourth quarter of 2019 and the associated leases of those facilities terminated during that period. As a result of higher depreciation, reduced lease payments and closures of two utilities, we expect our pro-rata share of Tinuum Group’s earnings will be lower for the remainder of 2020 as well as 2021.
As of September 30, 2020 and 2019, Tinuum Group had 21 and 23 invested RC facilities, respectively, that were generating revenues.
Equity earnings from our interest in Tinuum Services decreased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. During the nine months ended September 30, 2020 and 2019, Tinuum Services provided operating and maintenance services to 20 and 22 operating RC facilities, respectively, which was the primary driver in the decrease in equity earnings. Tinuum Services derives earnings under fixed-fee arrangements as well as fee arrangements that are based on actual RC production, depending on the specific RC facility operating and maintenance agreement.

RC earnings were negatively impacted during the nine months ended September 30, 2020 by a decrease in royalties earned from Tinuum Group under the M-45 License. During the nine months ended September 30, 2020 and 2019, there were 35.7 million tons and 35.0 million tons, respectively, of RC produced using the M-45 Technology. While tonnage increased period over period, there was a reduction in the royalty rate per ton primarily attributable to higher depreciation recognized of approximately $1.8 million on all royalty bearing RC facilities as a result of a reduction in their estimated useful lives as determined by Tinuum Group in the second half of 2019. Further reducing the rate per ton was a decrease in net lease payments of approximately $1.0 million as a result of Tinuum Group restructuring RC facility contracted leases with its largest customer in the second half of 2019. As a result of higher depreciation and lower lease payments, we expect that the lower royalty rate per ton will continue in 2020 and 2021.
Future earnings and growth within the RC segment will continue to be impacted by coal-fired dispatch, and invested facilities with leases subject to periodic renewals being terminated, repriced, or otherwise subject to renegotiated terms.
Additional discussion of our equity method investments is included above within our consolidated results and in Note 7 of the Condensed Consolidated Financial Statements.

	Nine Months Ended September 30,
(in thousands)	2020	2019
RC Segment operating income	$34,454	$68,137
Depreciation, amortization, depletion and accretion	84	55
Interest expense	254	882
RC Segment EBITDA	34,792	69,074
Equity earnings	(25,959)	(57,051)
Cash distributions from equity method investees	42,228	56,806
RC Segment Adjusted EBITDA	$51,061	$68,829
PGI
Discussion of revenues derived from our PGI segment and costs related thereto are included above within our consolidated results.
For the nine months ended September 30, 2020 and September 30, 2019
PGI segment operating loss increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the impairment charge of $23.2 million and a reduction in consumable revenue and associated margins and costs incurred related to COVID-19. For the nine months ended September 30, 2020, consumables revenue and margins also continued to be negatively impacted by low coal-fired power dispatch driven by power generation from sources other than coal.
During the nine months ended September 30, 2020, we incurred costs of $0.4 million related to sequestration of certain of our employees at our manufacturing plant in Louisiana. These costs included hazardous pay, lodging expense and other related costs for 60 days.
PGI Segment Adjusted EBITDA

	Nine Months Ended September 30,
(in thousands)	2020	2019
PGI Segment operating loss (1) (2)	$(33,584)	$(8,301)
Depreciation, amortization, depletion and accretion	4,851	4,498
Interest expense, net	265	263
PGI Segment EBITDA loss	(28,468)	(3,540)
Impairment	23,232	—
PGI Segment Adjusted EBITDA (loss)	$(5,236)	$(3,540)
(1) Included in PGI segment operating loss for the nine months ended September 30, 2020 is $0.4 million related to sequestration of certain of our employees at our manufacturing plant in Louisiana.
(2) PGI Segment operating loss for the nine months ended September 30, 2019 is inclusive of a $4.7 million adjustment, which increased cost of revenue due to a step-up in basis of inventory acquired related to the acquisition of Carbon Solutions.

Liquidity and Capital Resources
Overview of Factors Affecting Our Liquidity
During the nine months ended September 30, 2020, our liquidity position was positively affected primarily due to distributions from Tinuum Group and Tinuum Services, royalty payments from Tinuum Group and borrowing availability under our bank ("Lender") line of credit ("Line of Credit").
Our principal sources of cash included:
•cash on hand;
•distributions from Tinuum Group and Tinuum Services;
•royalty payments from Tinuum Group; and
•cash proceeds received under the Paycheck Protection Program ("PPP") administered by the U.S. Small Business Administration ("SBA").
Our principal uses of cash for the nine months ended September 30, 2020 included:
•payment of dividends;
•payment of debt principal and interest;
•repurchases of shares of common stock; and
•our business operating expenses, including federal and state tax payments, cash severance payments and costs associated with COVID-19.
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
We incur significant recurring capital expenditures for our AC manufacturing facility and for mine development at our lignite mine. For 2020, we anticipate that our capital expenditures will be lower than 2019 as we will not have significant planned maintenance expenditures for the balance of 2020 at our lignite mine as we did in 2019. For 2021, we expect to incur capital expenditures above the level of 2020 primarily due to planned maintenance at our lignite mine.
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
Tinuum Group and Tinuum Services Distributions
The following table summarizes the cash distributions from our equity method investments that most significantly affected our consolidated cash flow results for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Tinuum Group	$35,226	$50,256
Tinuum Services	7,002	6,550
Distributions from equity method investees	$42,228	$56,806
Cash distributions from Tinuum Group for the nine months ended September 30, 2020 decreased by $15.0 million compared to the nine months ended September 30, 2019 primarily due to reductions in lease payments received by Tinuum Group from its largest customer as a result of renegotiations of certain leases, which occurred in the second half of 2019 between Tinuum Group and this customer, and the shuttering of two coal-fired utilities in the fourth quarter of 2019 where two invested RC facilities were operating.
Future cash flows from Tinuum through 2021 are expected to range from $90 million to $110 million. The key drivers in achieving these future cash flows are based on the following:
•21 invested facilities as of September 30, 2020 and inclusive of all net Tinuum cash flows (distributions and license royalties), offset by estimated federal and state income tax payments and 453A interest payments.
Expected future cash flows from Tinuum Group are based on the following key assumptions:
•Tinuum Group continues to not operate retained facilities;
•Tinuum Group does not have material unexpected capital expenditures or unusual operating expenses;
•Tax equity lease renewals on invested facilities are not terminated or repriced; and
•Coal-fired power generation remains consistent with contractual expectations.
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
Our business has been classified as an essential business and therefore we continue to operate on a modified basis to comply with governmental restrictions and public health authority guidelines. In April 2020, we sequestered approximately 60 employees to continue to run our manufacturing plant and build-up inventory in order to supply our customers. This resulted in additional costs as the sequestered employees received hazard pay. We used proceeds from the PPP Loan to fund our payroll costs.
Senior Term Loan
On December 7, 2018, we and ADA-ES, Inc. ("ADA"), a wholly-owned subsidiary, and certain other subsidiaries of the Company as guarantors, The Bank of New York Mellon as administrative agent, and Apollo Credit Strategies Master Fund Ltd and Apollo A-N Credit Fund (Delaware) L.P. (collectively "Apollo”), affiliates of a beneficial owner of greater than five percent of our common stock and a related party, entered into the Term Loan and Security Agreement (the "Senior Term Loan") in the amount of $70.0 million, less original issue discount of $2.1 million. Proceeds from the Senior Term Loan were used to fund the acquisition of Carbon Solutions as disclosed in Note 8. We also paid debt issuance costs of $2.0 million related to the Senior Term Loan. The Senior Term Loan has a term of 36 months and bears interest at a rate equal to 3-month LIBOR (subject to a 1.5% floor) + 4.75% per annum, which is adjusted quarterly to the current 3-month LIBOR rate, and interest is payable quarterly in arrears. Quarterly principal payments of $6.0 million are required and commenced in March 2019, and we may prepay the Senior Term Loan at any time without penalty. The Senior Term Loan is secured by substantially all of our assets, including the cash flows from Tinuum Group and Tinuum Services (collectively, the "Tinuum Entities"), but excluding our equity interests in those Tinuum entities. During the nine months ended September 30, 2020, we made principal payments of $18.0 million.
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

For the nine months ended September 30, 2020, under the Stock Repurchase Program, we purchased 20,613 shares of our common stock for cash of $0.2 million, inclusive of commissions and fees. For the nine months ended September 30, 2019, under the Stock Repurchase Program, we purchased 256,743 shares of our common stock for cash of $2.9 million, inclusive of commissions and fees. As of September 30, 2020, we had $7.0 million remaining under the Stock Repurchase Program.
For the nine months ended September 30, 2020 and 2019, we declared and paid quarterly cash dividends to stockholders of $5.0 million and $13.7 million, respectively.
Line of Credit
On September 29, 2020, ADA-ES, Inc. ("ADA"), a wholly-owned subsidiary of ours, as borrower, we, as guarantor, and a bank (the "Lender") entered into an amendment to the 2013 Loan and Security Agreement (the "Line of Credit"). This amendment (the "Line of Credit Amendment") extended the maturity date of the Line of Credit to March 31, 2021. The Line of Credit Amendment retained covenants contained in prior amendments to the Line of Credit, which included ADA's ability to enter into the Senior Term Loan as a guarantor so long as the principal amount of the Senior Term Loan did not exceed $70.0 million and the revision of covenants that were consistent with the Senior Term Loan covenants, including maintaining a minimum cash balance of $5.0 million.
As of September 30, 2020, we have $5.0 million of borrowing availability and no outstanding borrowings under the Line of Credit.
Customer Supply Agreement and Acquisition of Marshall Mine
We believe the Supply Agreement will provide material incremental volume and capture lower operating cost efficiencies of our manufacturing plant providing additional sources of operating cash flows in the future. Full and partial reimbursements on capital expenditures will help limit our uses of investing cash flows. Further, we intend to fund the remaining portion of the Reclamation Costs from cash on hand as well as cash generated from the Supply Agreement.
Sources and Uses of Cash
Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019
Cash, cash equivalents and restricted cash increased from $17.1 million as of December 31, 2019 to $25.0 million as of September 30, 2020. The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended September 30,
(in thousands)	2020	2019	Change
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$34,918	$47,598	$(12,680)
Investing activities	(5,602)	(9,174)	3,572
Financing activities	(21,367)	(42,041)	20,674
Net change in cash and cash equivalents and restricted cash	$7,949	$(3,617)	$11,566
Cash flow from operating activities
Cash flows provided by operating activities for the nine months ended September 30, 2020 decreased by $12.7 million compared to the nine months ended September 30, 2019. The net decrease was primarily attributable to a decrease in net income for the nine months ended September 30, 2020 compared to net income for the nine months ended September 30, 2019 of $47.2 million, a decrease period over period in distributions from equity method investments, return on investment of $14.6 million, and an increase in the net increase in prepaid expenses and other assets of $8.6 million primarily due to increases in prepaid income taxes and federal and state income tax benefits. Offsetting this net decrease in cash flows provided by operating activities was a decrease period over period in earnings from equity method investees of $31.1 million and an increase of $5.5 million in the net change in accrued payroll and related liabilities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Cash flow from investing activities
Cash flows used in investing activities for the nine months ended September 30, 2020 decreased by $3.6 million compared to the nine months ended September 30, 2019 primarily from a decrease in cash paid for acquisition of property, plant, equipment, and intangible assets and mine development costs of $1.6 million and $1.4 million, respectively. Also included in the decrease was $0.7 million related to cash consideration paid during the nine months ended September 30, 2019 for the acquisition of Carbon Solutions.

Cash flow from financing activities
Cash flows used in financing activities for the nine months ended September 30, 2020 decreased by $20.7 million compared to the nine months ended September 30, 2019 primarily from proceeds received from the PPP Loan of $3.3 million in April 2020 and decreases period over period in dividends paid of $8.8 million, principal loan repayments on the Senior Term Loan of $6.0 million and repurchases of common shares of $2.8 million.
Contractual Obligations
During the nine months ended September 30, 2020, there were no material changes to our contractual obligations outside of the ordinary course of business from those reported as of December 31, 2019 except for the incurrence of an asset retirement obligation of $21.3 million recorded as September 30, 2020 related to the Reclamation Contract, Purchase Agreement and Supply Agreement.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2020, we did not engage in any off-balance sheet arrangements except those discussed in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2019 10-K.
Critical Accounting Policies and Estimates
Our significant accounting policies and estimates have not changed from those reported in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2019 10-K.
Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for new accounting standards applicable to us that were issued during the nine months ended September 30, 2020 and subsequent thereto through the date of this Quarterly Report.
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
(a)the scope and impact of mercury and other regulations or pollution control requirements, including the impact of the final MATS;
(b)the production and sale of RC by RC facilities that will qualify for Section 45 tax credits;
(c)expected growth or contraction in and potential size of our target markets;
(d)expected supply and demand for our products and services;
(e)expected operating cost efficiencies and positive impact to our gross margin from operations tied to our Supply Agreement;
(f)increasing competition in the PGI market;
(g)future level of research and development activities;
(h)the effectiveness of our technologies and the benefits they provide;
(i)Tinuum Group’s ability to profitably sell and/or lease additional RC facilities and/or RC facilities that may be returned to Tinuum Group, or to recognize the tax benefits from production and sale of RC on retained RC facilities and the effect of these factors on Tinuum Group's future earnings and distributions;
(j)probability of any loss occurring with respect to certain guarantees made by Tinuum Group;
(k)the timing of awards of, and work and related testing under, our contracts and agreements and their value;
(l)the timing and amounts of or changes in future revenues, royalties earned, backlog, funding for our business and projects, margins, expenses, earnings, tax rates, cash flows, royalty payment obligations, working capital, liquidity and other financial and accounting measures;
(m)the outcome of current legal proceedings;
(n)awards of patents designed to protect our proprietary technologies both in the U.S. and other countries;
(o)whether any legal challenges or EPA actions will have a material impact on the implementation of the MATS or other regulations and on our ongoing business;

(p)expected reclamation costs subject to certain contingencies and timeline for the closing and associated reclamation of the Marshall Mine;
(q)the evolving impact and duration of the COVID-19 pandemic to our business;
(r)whether any amounts under the PPP loan will be forgiven;
(s)the tax impact of the use of or forgiveness of funds received or forgiven under the PPP loan; and
(t)the future output of coal-fired power dispatch which affects that demand and future cash flow for our PGI products and may result in future additional impairment of the Asset Group.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation, claims and other proceedings related to the conduct of our business. Information with respect to this item may be found in Note 13 "Commitments and Contingencies" to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report.
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
As previously disclosed, in April 2020, we entered into a loan (the "PPP Loan") in the amount of $3.3 million through a bank under the Paycheck Protection Program sponsored by the U.S. Small Business Administration ("SBA"). The PPP loan became available to us pursuant to the Coronavirus Aid, Relief, and Economic Security Act and is administered by the SBA. We entered into the PPP Loan to provide additional liquidity in light of our COVID-19-related higher employee costs. Proceeds from the PPP Loan were used to cover a portion of our existing payroll and related expenses, including sequestration pay for certain employees, as well as certain other operating costs as permitted under the Paycheck Protection Program. We expect that current cash and cash equivalent balances, inclusive of the PPP Loan, and cash flows that are generated from operations will be sufficient to meet our working capital needs and other capital and liquidity requirements for at least the next 12 months. However, if our business is more adversely impacted by COVID-19 than we expect, and our personnel costs remain higher than budgeted, our cash needs could increase.
Further, we assessed the impact on our existing internal control over financial reporting as of March 31, 2020 and going forward under the current state of COVID-19. We performed procedures to ensure that existing internal control over financial reporting was operating effectively as March 31, 2020 and will continue to operate effectively for the foreseeable future. Such procedures included, but were not limited to, developing a COVID- 19 risk assessment identifying the risks of fraud, changes required in our internal control framework as well as other business information technology and cybersecurity risks. As a result of these procedures and conclusions reached, we did not implement any changes to our internal control over financial reporting as of September 30, 2020.

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
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
10.1	Fourteenth Amendment of 2013 Loan and Security Agreement by and among ADA-ES,Inc., Advanced Emissions Solutions, Inc., and BOK, NA d/b/a Bank of Oklahoma dated as of September 29, 2020	8-K	001-37822	10.1	September 29, 2020
10.2	Master Agreement for Supply of Furnace Products between ADA Carbon Solutions, LLC and Cabot Norit Americas, Inc.**	8-K	001-37822	10.1	September 30, 2020
10.3	Amended and Restated Lignite Mining Agreement among Caddo Creek Resources Company, L.L.C., ADA Carbon Solutions (Operations), LLC, Marshall Mine, LLC and The North American Coal Corporation dated as of September 30, 2020**	8-K	001-37822	10.2	September 30, 2020
31.1	Certification of Principal Executive Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Principal Financial Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
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

Advanced Emissions Solutions, Inc.
(Registrant)

November 9, 2020	By:	/s/ Greg P. Marken
Greg P. Marken
Interim Chief Executive Officer
(Principal Executive Officer)

November 9, 2020	By:	/s/ Christine A. Bellino
Christine A. Bellino
Chief Accounting Officer
(Principal Financial and Accounting Officer)