Form 10-Q
period 2021-03-31
Advanced Emissions Solutions, Inc.
filed 2021-05-10
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of May 5, 2021, there were 18,855,607 outstanding shares of Advanced Emissions Solutions, Inc. common stock, par value $0.001 per share.

Part I. – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$42,234	$30,932
Receivables, net	10,349	13,125
Receivables, related parties	4,064	3,453
Inventories, net	8,040	9,882
Prepaid expenses and other assets	3,420	4,597
Total current assets	68,107	61,989
Restricted cash, long-term	10,000	5,000
Property, plant and equipment, net of accumulated depreciation of $4,172 and $3,340, respectively	29,777	29,433
Intangible assets, net	1,804	1,964
Equity method investments	2,753	7,692
Deferred tax assets, net	7,553	10,604
Other long-term assets, net	31,576	29,989
Total Assets	$151,570	$146,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,908	$7,849
Accrued payroll and related liabilities	2,214	3,257
Current portion of long-term debt	9,913	18,441
Other current liabilities	14,888	12,996
Total current liabilities	34,923	42,543
Long-term debt, net of current portion	4,287	5,445
Other long-term liabilities	13,208	13,473
Total Liabilities	52,418	61,461
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: par value of $.001 per share, 50,000,000 shares authorized, none outstanding	—	—
Common stock: par value of $.001 per share, 100,000,000 shares authorized, 23,481,648 and 23,141,284 shares issued, and 18,863,502 and 18,523,138 shares outstanding at March 31, 2021 and December 31, 2020, respectively	23	23
Treasury stock, at cost: 4,618,146 and 4,618,146 shares as of March 31, 2021 and December 31, 2020, respectively	(47,692)	(47,692)
Additional paid-in capital	100,630	100,425
Retained earnings	46,191	32,454
Total stockholders’ equity	99,152	85,210
Total Liabilities and Stockholders’ Equity	$151,570	$146,671

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Revenues:
Consumables	$17,031	$9,217
License royalties, related party	4,066	3,046
Total revenues	21,097	12,263
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	12,474	11,491
Payroll and benefits	2,469	2,742
Legal and professional fees	1,803	2,043
General and administrative	1,915	2,331
Depreciation, amortization, depletion and accretion	2,106	2,297
Total operating expenses	20,767	20,904
Operating income (loss)	330	(8,641)
Other income (expense):
Earnings from equity method investments	18,312	8,273
Interest expense	(837)	(1,210)
Other	421	43
Total other income	17,896	7,106
Income (loss) before income tax expense	18,226	(1,535)
Income tax expense	4,489	358
Net income (loss)	$13,737	$(1,893)
Earnings (loss) per common share (Note 1):
Basic	$0.76	$(0.11)
Diluted	$0.75	$(0.11)
Weighted-average number of common shares outstanding:
Basic	18,166	17,932
Diluted	18,274	17,932

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
January 1, 2021	23,141,284	$23	(4,618,146)	$(47,692)	$100,425	$32,454	$85,210
Stock-based compensation	381,339	—	—	—	421	—	421
Repurchase of common shares to satisfy minimum tax withholdings	(40,975)	—	—	—	(216)	—	(216)
Net income	—	—	—	—	—	13,737	13,737
Balances, March 31, 2021	23,481,648	$23	(4,618,146)	$(47,692)	$100,630	$46,191	$99,152

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2020	22,960,157	$23	(4,597,533)	$(47,533)	$98,466	$57,336	$108,292
Stock-based compensation	218,259	—	—	—	506	—	506
Repurchase of common shares to satisfy minimum tax withholdings	(64,198)	—	—	—	(376)	—	(376)
Cash dividends declared on common stock	—	—	—	—	—	(4,590)	(4,590)
Repurchase of common shares	—	—	(20,613)	(159)	—	—	(159)
Net loss	—	—	—	—	—	(1,893)	(1,893)
Balances, March 31, 2020	23,114,218	$23	(4,618,146)	$(47,692)	$98,596	$50,853	$101,780

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$13,737	$(1,893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense	3,051	788
Depreciation, amortization, depletion and accretion	2,106	2,297
Operating lease expense	379	774
Amortization of debt discount and debt issuance costs	591	354
Stock-based compensation expense	421	506
Earnings from equity method investments	(18,312)	(8,273)
Other non-cash items, net	(273)	—
Changes in operating assets and liabilities:
Receivables and related party receivables	2,147	2,988
Prepaid expenses and other assets	1,178	226
Inventories, net	1,548	1,572
Other long-term assets, net	(1,817)	(89)
Accounts payable	(706)	(1,477)
Accrued payroll and related liabilities	(1,043)	(973)
Other current liabilities	1,305	(23)
Operating lease liabilities	2,104	(634)
Other long-term liabilities	(2,113)	(22)
Distributions from equity method investees, return on investment	17,644	17,116
Net cash provided by operating activities	21,947	13,237
Cash flows from investing activities
Distributions from equity method investees in excess of cumulative earnings	5,607	—
Acquisition of property, plant, equipment, and intangible assets, net	(1,321)	(1,289)
Mine development costs	(248)	(447)
Proceeds from sale of property and equipment	848	—
Net cash provided by (used in) investing activities	4,886	(1,736)
Cash flows from financing activities
Principal payments on term loan	(10,000)	(6,000)
Principal payments on finance lease obligations	(315)	(340)
Dividends paid	—	(4,518)
Repurchase of common shares	—	(159)
Repurchase of common shares to satisfy tax withholdings	(216)	(376)
Net cash used in financing activities	(10,531)	(11,393)
Increase in Cash and Cash Equivalents and Restricted Cash	16,302	108
Cash and Cash Equivalents and Restricted Cash, beginning of period	35,932	17,080
Cash and Cash Equivalents and Restricted Cash, end of period	$52,234	$17,188
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment through accounts payable	$765	$1,890
Dividends payable	$—	$105
See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation
Nature of Operations
Advanced Emissions Solutions, Inc. ("ADES" or the "Company") is a Delaware corporation with its principal office located in Greenwood Village, Colorado and operations located in Louisiana. The Company is principally engaged in the sale of consumable air and water treatment options including activated carbon ("AC") and chemical technologies. The Company's proprietary technologies in the advanced purification technologies ("APT") market enable customers to reduce air and water contaminants, including mercury and other pollutants, to maximize utilization levels and improve operating efficiencies to meet the challenges of existing and pending emission control regulations. Through its wholly-owned subsidiary, ADA Carbon Solutions, LLC ("Carbon Solutions"), the Company manufactures and sells AC used to capture and remove contaminants for coal-fired power plants and industrial and water treatment markets. Carbon Solutions also owns an associated lignite mine that supplies the primary raw material for manufacturing AC.
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
The Company’s sales occur principally in the United States. See Note 16 for additional information regarding the Company's operating segments.
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
In the opinion of management, these Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary for a fair presentation of the results of operations, financial position, stockholders' equity and cash flows for the interim periods presented. These Condensed Consolidated Financial Statements of ADES should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"). Significant accounting policies disclosed therein have not changed.
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

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings per share, while considering other potentially dilutive securities. Potentially dilutive securities consist of both unvested, participating and non-participating restricted stock awards ("RSA's"), as well as outstanding options to purchase common stock ("Stock Options") and contingent performance stock units ("PSU's") (collectively, "Potential dilutive shares"). The dilutive effect, if any, for non-participating RSA's, Stock Options and PSU's is determined using the greater of dilution as calculated under the treasury stock method or the two-class method. Potential dilutive shares are excluded from diluted earnings per share when their effect is anti-dilutive. When there is a net loss for a period, all Potential dilutive shares are anti-dilutive and are excluded from the calculation of diluted loss per share for that period.
The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Net income (loss)	$13,737	$(1,893)
Less: Dividends and undistributed income (loss) allocated to participating securities	—	(2)
Income (loss) attributable to common stockholders	$13,737	$(1,891)

Basic weighted-average common shares outstanding	18,166	17,932
Add: dilutive effect of equity instruments	108	—
Diluted weighted-average shares outstanding	18,274	17,932
Earnings (loss) per share - basic	$0.76	$(0.11)
Earnings (loss) per share - diluted	$0.75	$(0.11)
For the three months ended March 31, 2021 and 2020, RSA's, PSU's and Stock Options convertible to 0.1 million and 0.7 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There have been no changes in the Company’s critical accounting estimates from those that were disclosed in the 2020 Form 10-K. Actual results could differ from these estimates.
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
Risks and Uncertainties
The Company’s earnings are significantly affected by equity earnings from Tinuum Group. As of March 31, 2021, Tinuum Group has 23 invested RC facilities of which 9 are leased to a single customer. Both Tinuum Group and Tinuum Services expect to significantly wind down their operations by the end of 2021 due to the expected expiration of the Section 45 tax credit period as of December 31, 2021. The loss of Tinuum Group's customers, reduction in revenue streams as a result of lease renewals and the expiration of Section 45 tax credits will have a significant adverse impact on Tinuum Group's financial position, results of operations and cash flows, which in turn will have a material adverse impact on the Company’s financial position, results of operations and cash flows.

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
New Accounting Standards
Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The amendments in ASU 2019-12 simplify various aspects related to accounting for income taxes by removing certain exceptions contained in Topic 740 and also clarify and amends existing guidance in Topic 740 to improve consistent application. ASU 2019-12 is effective for public business entities beginning after December 15, 2020, including interim periods within those years, and early adoption is permitted. The Company adopted ASU 2019-12 effective January 1, 2021 and it did not have a material impact on the Company's financial statements and disclosures.
Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for "smaller reporting companies" (as defined by the Securities and Exchange Commission) for fiscal years beginning after December 15, 2022, including interim periods within those years, and must be adopted under a modified retrospective method approach. The Company is currently evaluating the provisions of this guidance and assessing the impact on its financial statements and disclosures and does not believe this standard will have a material impact on its financial statements and disclosures.
Note 2 - Customer Supply Agreement
On September 30, 2020, the Company and Cabot Norit Americas, Inc., ("Cabot") entered into a supply agreement (the "Supply Agreement") pursuant to which the Company agreed to sell and deliver to Cabot, and Cabot agreed to purchase and accept from the Company certain lignite-based AC products ("Furnace Products"). The term of the Supply Agreement is for 15 years with 10-year renewal terms that are automatic unless either party provides three years prior notice of intention not to renew before the end of any term.
As part of the Supply Agreement, the Company and Cabot agreed to additional terms whereby Cabot reimburses the Company for certain capital expenditures incurred by the Company that are necessary to manufacture the Furnace Products, and both the Company and Cabot must mutually agree on these capital expenditures in advance of procurement and commissioning. Capital expenditures incurred that benefit both the Company and Cabot ("Shared Capital") are partially reimbursable by Cabot and recognized as revenues based on a formula contained in the Supply Agreement. Revenues from, and reimbursements of, Shared Capital are recognized and billable, respectively, beginning on the first day of a half year (January 1 and July 1 of a calendar year) following the placed in service date of a Shared Capital asset(s).
Capital expenditures incurred that benefit Cabot exclusively ("Specific Capital") are fully reimbursable by Cabot and recognized as revenues based on a formula contained in the Supply Agreement. Revenues earned from Specific Capital are recognized beginning on the first day of a half year following the placed in service date of a Specific Capital asset(s). Reimbursements of Specific Capital are billable in quarterly installments beginning on the first day of a half year following the placed in service date of a Specific Capital asset(s). In the event that Cabot ceases to make purchases under the Supply Agreement, Cabot is obligated to pay the balance of any outstanding payments for Specific Capital.
Revenues earned from both Shared Capital and Specific Capital are reported in the Consumables revenue line item in the Statements of Operations.

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
The Marshall Mine Acquisition included the acquisition of certain assets that will be consumed and the assumption of certain liabilities that will be paid in reclamation of the Marshall Mine in addition to the incurrence of an obligation for the Reclamation Costs. The Company accounted for the Marshall Mine Acquisition as an asset acquisition as it did not meet the definition of a business. That is, the Company concluded that the Marshall Mine does not have any economic reserves, as the Company had commenced full reclamation as of September 30, 2020, and therefore lacked inputs.
As the Marshall Mine Acquisition represents a transaction with a customer of net assets acquired and liabilities assumed from Cabot, the Company accounted for the excess of the fair value of liabilities assumed over assets acquired as upfront consideration transferred to a customer, Cabot (the "Upfront Customer Consideration"). The amount of the Upfront Customer Consideration was also recognized net of an additional asset recognized in the Marshall Mine Acquisition, which was comprised of a receivable from Cabot (the "Cabot Receivable") for the Reclamation Reimbursements. The Cabot Receivable is further discussed in Note 4.
The total Upfront Customer Consideration is being amortized on a straight-line basis over the expected 15-year contractual period of the Supply Agreement as a reduction to revenues.
As part of the Marshall Mine Acquisition, the Company assumed liabilities, whose fair value exceeded the fair value of assets acquired. A summary of the net assets acquired and liabilities assumed and the additional assets recorded in the Marshall Mine Acquisition as of September 30, 2020 are shown in the table below. Subsequent to this date, the Company completed additional analysis of the assets acquired and liabilities assumed and recorded adjustments as of December 31, 2020 as shown in the table below.

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
The Company also evaluated the Marshall Mine entity as a potential variable interest entity ("VIE"), and determined that because of its structure and closing-stage status, it did not have sufficient equity at-risk and would not likely be able to obtain additional subordinated financial support to complete its closing stage obligations. The Company purchased all of the

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
membership interests in Marshall Mine, LLC and determined that the Company was the primary beneficiary. Therefore, Marshall Mine, LLC was determined to be a VIE and Marshall Mine, LLC’s assets and liabilities were consolidated.
Note 4 - Marshall Mine Asset Retirement Obligation and Cabot Receivable
Asset Retirement Obligation
In connection with the Supply Agreement, Purchase Agreement and the Reclamation Contract, the Company assumed the obligation to reclaim and restore the land associated with the Marshall Mine. The Company determined that the Marshall Mine did not have any remaining economic reserves. As of September 30, 2020, the Company recorded an asset retirement obligation (the "Marshall Mine ARO") for the total Reclamation Costs of $21.3 million as measured at the expected future cash flows of $23.7 million, inclusive of contingency costs, discounted to their present value using a discount rate based on a credit-adjusted, risk-free rate of 7.0%. As of March 31, 2021 and December 31, 2020, the carrying value of the Marshall Mine ARO was $16.1 million and $21.3 million, respectively.
Cabot Receivable
As of September 30, 2020, the Company recorded the Cabot Receivable at its estimated fair value of $9.7 million, reflecting a discount rate of approximately 1.5% or $0.5 million. There were no significant related fees or costs associated with the Cabot Receivable.
The Cabot Receivable requires Cabot to pay the Reclamation Reimbursements to the Company in the amount of $10.2 million inclusive of interest over its term. Interest is accreted on the Cabot Receivable and recognized as interest income. An Allowance for the Cabot Receivable asset is assessed periodically, and no allowance was deemed necessary as of March 31, 2021 and December 31, 2020.
Surety Bond
As the owner of the Marshall Mine, the Company is required to post a surety bond to ensure performance of its reclamation activities. On September 30, 2020, the Company and a third party entered into a surety bond indemnification agreement (the "Surety Agreement") pursuant to which the Company secured and posted a $30.0 million surety bond (the "Bond") with the local regulatory agency. The Bond will remain in place until the Marshall Mine is fully reclaimed, and it may be reduced in amount from time to time as the Company progresses with its reclamation activities. As of March 31, 2021, for the obligations due under the Reclamation Contract, the Company was required to post collateral of $10.0 million, which is recorded as long-term restricted cash on the Condensed Consolidated Balance Sheet.
Note 5 - COVID-19
In March 2020, the federal government passed the Coronavirus Aid, Relief, and Security Act (the "CARES Act"), which provided among other things the creation of the Paycheck Protection Plan ("PPP"), which is sponsored and administered by the U.S. Small Business Administration ("SBA"). On April 20, 2020, the Company executed a loan agreement (the "PPP Loan") under the PPP, evidenced by a promissory note, with BOK, NA dba Bank of Oklahoma ("BOK") providing for $3.3 million in proceeds, which was funded to the Company on April 21, 2020. In June 2020, the Paycheck Protection Program Flexibility Act of 2020 (the "PPPFA") was signed into law and established the payment dates in the event that amounts borrowed under the PPP are not forgiven. The PPP Loan matures April 21, 2022 but may be forgiven subject to the terms of the PPP and approval by the SBA. The Company recorded the PPP Loan as a debt obligation and is accruing interest over the term of the PPP Loan. There is no assurance that the PPP Loan will be forgiven.
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
Under the PPPFA, monthly payments of principal and interest commence on the later of 10 months following the "covered period" (as defined in the PPPFA) or the date that BOK notifies the Company that the SBA has notified BOK that all or a portion of the PPP Loan has not been forgiven. In January 2021, the Company submitted its application to the SBA for forgiveness of the PPP Loan, and the Company is awaiting the SBA's response on its application for forgiveness. Accordingly, for any amounts not forgiven, the Company has determined that the PPP Loan principal and interest payments would commence in August 2021 and, as of March 31, 2021 and December 31, 2020, has classified a portion of the PPP Loan principal and accrued interest as current in the Condensed Consolidated Balance Sheets.
The CARES Act also provided for the deferral of payroll tax payments for all payroll taxes incurred through December 31, 2020. The Company elected to defer payments of payroll taxes for the periods allowed under the CARES Act and will repay

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
50% by December 31, 2021 and 50% by December 31, 2022. As of March 31, 2021, the Company has deferred $0.4 million of payroll tax payments under the CARES Act.
Note 6 - Equity Method Investments
Tinuum Group, LLC
As of March 31, 2021 and December 31, 2020, the Company's ownership interest in Tinuum Group was 42.5%. Tinuum Group supplies technology equipment and technical services at select coal-fired generators, but its primary purpose is to put into operation facilities that produce and sell RC that lower emissions and also qualify for Section 45 tax credits. The Company has determined that Tinuum Group is a VIE; however, the Company does not have the power to direct the activities that most significantly impact Tinuum Group's economic performance and has therefore accounted for the investment under the equity method of accounting. The Company determined that the voting partners of Tinuum Group have identical voting rights, equity control interests and board control interests, and therefore, concluded that the power to direct the activities that most significantly impact Tinuum Group's economic performance was shared.
The following table summarizes the results of operations of Tinuum Group:

	Three Months Ended March 31,
(in thousands)	2021	2020
Gross profit	$2,675	$5,010
Operating, selling, general and administrative expenses	13,802	12,776
Loss from operations	(11,127)	(7,766)
Other income (expenses), net	853	3,643
Loss attributable to noncontrolling interest	35,578	19,271
Net income available to members	$25,304	$15,148
ADES equity earnings from Tinuum Group	$16,362	$6,438
For the three months ended March 31, 2021, the Company recognized earnings from Tinuum Group's net income available to members that were different from its pro-rata share of Tinuum Group's net income available to members, as cash distributions for the three months ended March 31, 2021 exceeded the carrying value of the Tinuum Group equity investment. For 2021, the Company expects to recognize such excess contributions as equity method earnings in the period the distributions occur, limited to the carrying value of the Tinuum Group equity investment. For the three months ended March 31, 2020, the Company recognized its pro-rata share of Tinuum Group's net income available to its members for the respective period.
For the three months ended March 31, 2021 and March 31, 2020, the Company recognized equity earnings from Tinuum Group of $16.4 million and $6.4 million, respectively.
The following tables present the Company's investment balance, equity earnings and cash distributions in excess of the investment balance, if any, for the three months ended March 31, 2021 and 2020 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings	Cash distributions	Memorandum Account: Cash distributions and equity earnings in (excess) of investment balance
Beginning balance	12/31/2020	$3,387	$—	$—	$—
ADES proportionate share of income from Tinuum Group	First Quarter	10,755	10,755	—	—
Cash distributions from Tinuum Group	First Quarter	(19,749)		19,749	—
Adjustment for current year cash distributions in excess of investment balance	First Quarter	5,607	5,607	—	(5,607)
Total investment balance, equity earnings and cash distributions	3/31/2021	$—	$16,362	$19,749	$(5,607)

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Description	Date(s)	Investment balance	ADES equity earnings	Cash distributions
Beginning balance	12/31/2019	$32,280	$—	$—
ADES proportionate share of income from Tinuum Group	First Quarter	6,438	6,438	—
Cash distributions from Tinuum Group	First Quarter	(13,764)	—	13,764
Total investment balance, equity earnings and cash distributions	3/31/2020	$24,954	$6,438	$13,764
Tinuum Services, LLC
The Company has a 50% voting and economic interest in Tinuum Services. The Company has determined that Tinuum Services is not a VIE and has further evaluated it for consolidation under the voting interest model. Because the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for its investment in Tinuum Services under the equity method of accounting. As of March 31, 2021 and December 31, 2020, the Company’s investment in Tinuum Services was $2.7 million and $4.2 million, respectively.
The following table summarizes the results of operations of Tinuum Services:

	Three Months Ended March 31,
(in thousands)	2021	2020
Gross loss	$(18,522)	$(22,259)
Operating, selling, general and administrative expenses	54,366	45,753
Loss from operations	(72,888)	(68,012)
Other income (expenses), net	(427)	(285)
Loss attributable to noncontrolling interest	77,215	71,972
Net income	$3,900	$3,675
ADES equity earnings from Tinuum Services	$1,950	$1,838
Included in the Consolidated Statements of Operations of Tinuum Services for the three months ended March 31, 2021 and 2020, respectively, were losses related to VIE entities that consolidated in Tinuum Services of $77.2 million and $72.0 million, respectively. These losses do not impact the Company's equity earnings from Tinuum Services as 100% of those losses are attributable to a noncontrolling interest and eliminated in the calculations of Tinuum Services' net income attributable to the Company's interest.
The following table details the carrying value of the Company's respective equity method investments included in the Equity method investments line item on the Condensed Consolidated Balance Sheets and indicates the Company's maximum exposure to loss:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Equity method investment in Tinuum Group	$—	$3,387
Equity method investment in Tinuum Services	2,690	4,242
Equity method investment in other	63	63
Total equity method investments	$2,753	$7,692

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table details the components of the Company's respective equity method investments included in the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2021	2020
Earnings from Tinuum Group	$16,362	$6,438
Earnings from Tinuum Services	1,950	1,838
Earnings (loss) from other	—	(3)
Earnings from equity method investments	$18,312	$8,273
The following table details the components of the cash distributions from the Company's respective equity method investments included as a component of cash flows from operating activities and investing activities in the Condensed Consolidated Statements of Cash Flows. Distributions from equity method investees are reported in the Condensed Consolidated Statements of Cash Flows as "Distributions from equity method investees, return on investment" within Operating cash flows until such time as the carrying value in an equity method investee company is reduced to zero. Thereafter, such distributions are reported as "distributions in excess of cumulative earnings" as a component of cash flows from investing activities.

	Three Months Ended March 31,
(in thousands)	2021	2020
Distributions from equity method investees, return on investment
Tinuum Group	$14,142	$13,764
Tinuum Services	3,502	3,352
	$17,644	$17,116
Distributions from equity method investees in excess of investment basis
Tinuum Group	$5,607	$—
	$5,607	$—
Note 7 - Inventories, net
The following table summarizes the Company's inventories recorded at the lower of average cost or net realizable value as of March 31, 2021 and December 31, 2020:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Product inventory, net	$7,185	$8,361
Raw material inventory	855	1,521
	$8,040	$9,882

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8 - Debt Obligations

	As of
(in thousands)	March 31, 2021	December 31, 2020
Senior Term Loan due December 2021, related party	$6,000	$16,000
Less: net unamortized debt issuance costs	(175)	(465)
Less: net unamortized debt discount	(180)	(480)
Senior Term Loan due December 2021, net	5,645	15,055
Finance lease obligations	5,250	5,526
PPP Loan	3,305	3,305
	14,200	23,886
Less: Current maturities	(9,913)	(18,441)
Total long-term debt	$4,287	$5,445
Senior Term Loan
On December 7, 2018, the Company, and ADA-ES, Inc. ("ADA"), a wholly-owned subsidiary, and certain other subsidiaries of the Company as guarantors, The Bank of New York Mellon as administrative agent, and Apollo Credit Strategies Master Fund Ltd and Apollo A-N Credit Fund (Delaware) L.P. (collectively "Apollo"), affiliates of a beneficial owner of greater than five percent of the Company's common stock and a related party, entered into the Term Loan and Security Agreement (the "Senior Term Loan") in the amount of $70.0 million less original issue discount of $2.1 million. Proceeds from the Senior Term Loan were used to fund the acquisition of Carbon Solutions. The Company also paid debt issuance costs of $2.0 million related to the Senior Term Loan. The Senior Term Loan matures on December 7, 2021 and bears interest at a rate equal to 3-month LIBOR (subject to a 1.5% floor) + 4.75% per annum, which is adjusted quarterly to the current 3-month LIBOR rate, and interest is payable quarterly in arrears. Quarterly principal payments of $6.0 million were required beginning in March 2019, and the Company may prepay the Senior Term Loan at any time without penalty. The Senior Term Loan is secured by substantially all the assets of the Company, including the cash flows from Tinuum Group and Tinuum Services (collectively, the "Tinuum Entities"), but excluding the Company's equity interests in the Tinuum entities.
The Senior Term Loan includes, among others, the following covenants: (1) As of the end of each fiscal quarter, the Company must maintain a minimum cash balance of $5.0 million and shall not permit "expected future net cash flows from the refined coal business" (as defined in the Senior Term Loan) to be less than 1.75 times the outstanding principal amount of the Senior Term Loan; (2) Annual collective dividends and buybacks of the Company shares of common stock in an aggregate amount, not to exceed $30.0 million, are permitted so long as (a) no default or event of default exists under the Senior Term Loan and (b) expected future net cash flows from the refined coal business as of the end of the most recent fiscal quarter exceed $100.0 million.
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
Line of Credit
In September 2013, ADA-ES, Inc. ("ADA"), a wholly-owned subsidiary of the Company, as borrower, and the Company, as guarantor, entered into a line credit (the "Line of Credit") with a bank (the "Lender") for an aggregate borrowing amount of $10.0 million, which was secured by certain amounts due to the Company from certain Tinuum Group RC leases. The Line of Credit has been amended 15 times from the period from December 2, 2013 through March 31, 2021 and included a reduction in the borrowing amount to $5.0 million in September 2018.
On March 23, 2021, ADA, the Company and the Lender entered into an amendment to the Line of Credit (the "Fifteenth Amendment"), which extended the maturity date of the Line of Credit to December 31, 2021 and increased the minimum cash requirement from $5.0 million to $6.0 million.
As of March 31, 2021 and December 31, 2020, there were no outstanding borrowings under the Line of Credit.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9 - Leases
As of March 31, 2021 and December 31, 2020, the Company had obligations under finance leases of $5.3 million and $5.5 million, respectively, and obligations under operating leases of $5.1 million and $3.0 million, respectively. As of March 31, 2021 and December 31, 2020, the Company had right of use ("ROU") assets, net of accumulated amortization, under finance leases of $2.2 million and $2.4 million, respectively, and ROU assets, net of accumulated amortization, under operating leases of $4.2 million and $1.9 million, respectively.
Finance leases
ROU assets under finance leases and finance lease liabilities are included in Property, plant and equipment and Current portion and Long-term portion of borrowings, respectively, in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. Interest expense related to finance lease liabilities and amortization of ROU assets under finance leases are included in Interest expense and Depreciation, amortization, depletion and accretion, respectively, in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and March 31, 2020.
Operating leases
ROU assets under operating leases and operating lease liabilities are included in Other long-term assets and Other liabilities and Other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.
Lease expense for operating leases for the three months ended March 31, 2021 was $1.0 million, of which $0.9 million is included in Consumables - cost of revenue, exclusive of depreciation and amortization, and $0.1 million is included in General and administrative in the Condensed Consolidated Statement of Operations. Lease expense for operating leases for the three months ended March 31, 2020 was $1.2 million, of which $1.0 million is included in Consumables - cost of revenue, exclusive of depreciation and amortization, and $0.2 million is included in General and administrative in the Condensed Consolidated Statement of Operations.
Lease financial information as of and for the three months ended March 31, 2021 and 2020 is provided in the following table:

	Three Months Ended March 31,
(in thousands)	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$174	$514
Interest on lease liabilities	79	94
Operating lease cost	459	853
Short-term lease cost	567	282
Variable lease cost (1)	9	93
Total lease cost	$1,288	$1,836

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$79	$94
Operating cash flows from operating leases	$575	$634
Financing cash flows from finance leases	$315	$340
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,679	$60
Weighted-average remaining lease term - finance leases	3.3 years	4.1 years
Weighted-average remaining lease term - operating leases	1.6 years	2.3 years
Weighted-average discount rate - finance leases	6.18%	6.08%
Weighted-average discount rate - operating leases	8.46%	8.54%
(1) Primarily includes common area maintenance, property taxes and insurance payable to lessors.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10 - Revenues
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
Trade receivables, net
The following table shows the components of the Company's Trade receivables, net:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Trade receivables	$9,481	$12,241
Less: Allowance for doubtful accounts	(53)	(37)
Trade receivables, net	$9,428	$12,204
For the three months ended March 31, 2021 and 2020, the Company recognized zero and zero bad debt expense, respectively.
Cabot Receivable
The following table shows the components of the Cabot Receivable:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Receivables, net	$921	$921
Other long-term assets, net	7,914	8,852
Total Cabot Receivable	$8,835	$9,773

Disaggregation of Revenue and Earnings from Equity Method Investments
For the three months ended March 31, 2021 and 2020, all performance obligations related to revenues recognized were satisfied at a point in time. The Company disaggregates its revenues by major components as well as between its two reportable segments, which are further discussed in Note 16 to the Condensed Consolidated Financial Statements. The following tables disaggregate revenues by major component for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021
	Segment
	APT	RC	Total
Revenue component
Consumables	$17,031	$—	$17,031
License royalties, related party	—	4,066	4,066
Revenues from customers	17,031	4,066	21,097

Earnings from equity method investments	—	18,312	18,312

Total revenues from customers and earnings from equity method investments	$17,031	$22,378	$39,409

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2020
	Segment
	APT	RC	Total
Revenue component
Consumables	$9,217	$—	$9,217
License royalties, related party	—	3,046	3,046
Revenues from customers	9,217	3,046	12,263

Earnings from equity method investments	—	8,273	8,273

Total revenues from customers and earnings from equity method investments	$9,217	$11,319	$20,536
Note 11 - Commitments and Contingencies
Legal Proceedings
The Company is from time to time subject to, and is presently involved in, various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes, the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements, and judgments where management has assessed that a loss is probable and an amount can be reasonably estimated. There were no significant legal proceedings as of March 31, 2021.
Restricted Cash
As of March 31, 2021 and December 31, 2020, the Company had short-term restricted cash of $6.0 million and $5.0 million, respectively, as required under a minimum cash balance requirement of a Line of Credit covenant, and long-term restricted cash of $10.0 million and $5.0 million, respectively, as required under the Surety Agreement.
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
Note 12 - Stockholders' Equity
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
Under the Stock Repurchase Program, for the three months ended March 31, 2021 and March 31, 2020, the Company purchased zero and 20,613 shares, respectively, of its common stock for cash of zero and $0.2 million, respectively, inclusive of commissions and fees. As of March 31, 2021, the Company had $7.0 million remaining under the Stock Repurchase Program.
Quarterly Cash Dividend
Dividends declared and paid quarterly on all outstanding shares of common stock during the three months ended March 31, 2021 and 2020 were as follows:

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	2021		2020
	Per share	Date paid	Per share	Date paid
Dividends declared during quarter ended:
March 31	$—	N/A	$0.25	March 10, 2020
	$—		$0.25
A portion of the dividends declared remains accrued subsequent to the payment dates and represents dividends accumulated on nonvested shares of common stock held by employees and directors of the Company that contain forfeitable dividend rights that are not payable until the underlying shares of common stock vest. These amounts are included in both Other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.
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
On April 9, 2021, the Board approved the Fourth Amendment to the TAPP ("Fourth Amendment") that amends the TAPP, as previously amended by the First, Second and Third Amendments that were approved the Board on April 6, 2018, April 5, 2019 and April 9, 2020, respectively. The Fourth Amendment amends the definition of "Final Expiration Date" under the TAPP to extend the duration of the TAPP and makes associated changes in connection therewith. Pursuant to the Fourth Amendment, the Final Expiration Date shall be the close of business on the earlier of (i) December 31, 2022 or (ii) December 31, 2021 if stockholder approval of the Fourth Amendment has not been obtained prior to such date.
Note 13 - Stock-Based Compensation
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
Total stock-based compensation expense for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
RSA expense	$407	$506
PSU expense	14	—
Total stock-based compensation expense	$421	$506
The amount of unrecognized compensation cost as of March 31, 2021, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of March 31, 2021
(in thousands)	Unrecognized Compensation Cost	Expected Weighted- Average Period of Recognition (in years)
RSA expense	$3,383	2.46
PSU expense	545	2.49
Total unrecognized stock-based compensation expense	$3,928	2.46

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
A summary of RSA activity under the Company's various stock compensation plans for the three months ended March 31, 2021 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2021	373,860	$7.25
Granted	385,631	$5.27
Vested	(152,021)	$7.81
Forfeited	(4,292)	$7.00
Non-vested at March 31, 2021	603,178	$5.85
Performance Share Units
Compensation expense is recognized for PSU awards on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant using a Monte Carlo simulation model. A summary of PSU activity for the three months ended March 31, 2021 is presented below:

	Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
PSU's outstanding, January 1, 2021	50,127	$6.17
Granted	62,448	7.09
Vested / Settled	—	—
Forfeited / Canceled	—	—
PSU's outstanding, March 31, 2021	112,575	$6.68	$619	2.49

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 14 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of Prepaid expenses and other assets and Other long-term assets, net as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Prepaid expenses and other assets:
Prepaid income taxes and income tax refunds	$263	$1,605
Prepaid expenses	1,794	1,690
Other	1,363	1,302
	$3,420	$4,597
Other long-term assets, net:
Upfront customer consideration (1)	$7,363	$7,490
Cabot receivable (1)	7,914	8,852
Right of use assets, operating leases, net	4,230	1,930
Spare parts, net	3,883	3,727
Mine development costs, net	4,511	4,338
Mine reclamation asset, net	1,689	1,712
Highview Investment	552	552
Other long-term assets	1,434	1,388
	$31,576	$29,989
(1) See further discussion of Upfront customer consideration in Note 3 and Cabot receivable in Note 4 and Note 10.
Spare parts include critical spares required to support plant operations. Parts and supply costs are determined using the lower of cost or estimated replacement cost. Parts are recorded as maintenance expenses in the period in which they are consumed.
Mine development costs include acquisition costs, the cost of other development work and mitigation costs related to the Five Forks Mine and are depleted over the estimated life of the related mine reserves. The Company performs an evaluation of the recoverability of the carrying value of mine development costs to determine if facts and circumstances indicate that their carrying value may be impaired and if any adjustment is warranted. There were no indicators of impairment as of March 31, 2021. Mine reclamation asset, net represents an asset retirement obligation ("ARO") asset related to the Five Forks Mine and is depreciated over the estimated life of the mine.
The Company holds a long-term investment (the "Highview Investment") in Highview Enterprises Limited ("Highview"), a UK-based developmental stage company specializing in power storage. The Company accounts for the Highview Investment as an investment recorded at cost, less impairment, plus or minus observable changes in price for identical or similar investments of the same issuer.
The Highview Investment is evaluated for indicators of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. There were no changes to the carrying value of the Highview Investment for the three months ended March 31, 2021 as there were no indicators of impairment or observable price changes for identical or similar investments.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Other current liabilities:
Current portion of operating lease obligations	$2,434	$1,883
Income and other taxes payable	2,810	1,305
Current portion of mine reclamation liability	9,169	9,370
Other current liabilities	475	438
	$14,888	$12,996
Other long-term liabilities:
Operating lease obligations, long-term	$2,661	$1,109
Mine reclamation liabilities	10,330	12,077
Other long-term liabilities	217	287
	$13,208	$13,473
The Mine reclamation liability related to the Five Forks Mine is included in Other long-term liabilities. The Mine reclamation liability related to Marshall Mine, which was assumed in the Marshall Mine Acquisition, is included in Other current liabilities and Other long-term liabilities. The Mine reclamation liabilities represent AROs. Changes in the AROs were as follows:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Asset retirement obligation, beginning of period	$21,447	$2,721
Asset retirement obligation assumed	—	21,328
Accretion	351	543
Liabilities settled	(2,315)	(3,565)
Changes due to scope and timing of reclamation	16	420
Asset retirement obligations, end of period	19,499	21,447
Less current portion	9,169	9,370
Asset retirement obligation, long-term	$10,330	$12,077
Supplemental Condensed Consolidated Statements of Operations Information
The following table details the components of Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2021	2020
Interest on Senior Term Loan	$155	$630
Debt discount and debt issuance costs	591	354
453A interest	—	132
Other	91	94
	$837	$1,210
Note 15 - Income Taxes
For the three months ended March 31, 2021 and 2020, the Company's income tax expense and effective tax rates based on forecasted pretax income were:

	Three Months Ended March 31,
(in thousands, except for rate)	2021	2020
Income tax expense	$4,489	$358
Effective tax rate	25%	(23)%

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The effective rate for the three months ended March 31, 2021 was higher from the federal statutory rate primarily from the impact of estimated state income taxes. For the three months ended March 31, 2021, the Company recorded tax credits earned of $0.1 million, which were fully reserved in the valuation allowance as of March 31, 2021.
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
Note 16 - Business Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company's chief operating decision maker ("CODM"), or a decision-making group, to allocate resources and assess financial performance. As of March 31, 2021, the Company's CODM was the Company's CEO. The Company's operating and reportable segments are identified by products and services provided.
As of March 31, 2021, the Company has two reportable segments: (1) Refined Coal ("RC"); and (2) Advanced Purification Technologies ("APT"). Effective December 31, 2020, and as reported in the 2020 Form 10-K, the Company revised its segments to RC and APT and amounts for the three months ended March 31, 2020 have been recast to conform with the current year presentation.
The business segment measurements provided to and evaluated by the CODM are computed in accordance with the principles listed below:
•The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2020 Form 10-K.
•Segment revenues include equity method earnings and losses from the Company's equity method investments.
•Segment operating income (loss) includes segment revenues and allocation of certain "Corporate general and administrative expenses," which include Payroll and benefits, General and administrative and Depreciation, amortization, depletion and accretion.
•RC segment operating income includes interest expense directly attributable to the RC segment.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2021 and December 31, 2020, substantially all of the Company's material assets are located in the U.S. and substantially all of significant customers are U.S. companies. The following table presents the Company's operating segment results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenues:
Refined Coal:
Earnings in equity method investments	$18,312	$8,273
License royalties, related party	4,066	3,046
	22,378	11,319
Advanced Purification Technologies:
Consumables	17,031	9,217
	17,031	9,217
Total segment reporting revenues	39,409	20,536

Adjustments to reconcile to reported revenues:
Earnings in equity method investments	(18,312)	(8,273)
Total reported revenues	$21,097	$12,263

Segment operating income (loss):
Refined Coal	$22,271	$10,860
Advanced Purification Technologies (1)	15	(7,370)
Total segment operating income	$22,286	$3,490
(1) Included in APT segment operating income (loss) for the three months ended March 31, 2021 and 2020 is $1.9 million and $2.2 million, respectively, of depreciation, amortization, depletion and accretion expense on mine and plant long-lived assets and liabilities and $0.1 million and zero, respectively, of amortization of Upfront Customer Consideration.
A reconciliation of reportable segment operating income to consolidated income (loss) before income tax expense is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Total reported segment operating income	$22,286	$3,490
Adjustments to reconcile to income (loss) before income tax expense attributable to the Company:
Corporate payroll and benefits	(639)	(709)
Corporate legal and professional fees	(1,754)	(1,749)
Corporate general and administrative	(1,176)	(1,599)
Corporate depreciation and amortization	(154)	(26)
Corporate interest expense, net	(650)	(942)
Other income (expense), net	313	—
Income (loss) before income tax expense	$18,226	$(1,535)
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

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A reconciliation of reportable segment assets to consolidated assets is as follows:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Assets:
Refined Coal (1)	$7,117	$11,516
Advanced Purification Technologies (2)	78,373	80,877
Total segment assets	85,490	92,393
All Other and Corporate (3)	66,080	54,278
Consolidated	$151,570	$146,671
(1) Includes $2.8 million and $7.7 million of investments in equity method investees as of March 31, 2021 and December 31, 2020, respectively.
(2) Includes $35.1 million and $34.6 million of long-lived assets, net. Expenditures for additions to long-lived assets were $1.3 million and $0.7 million, respectively for the three months ended March 31, 2021 and 2020.
(3) Includes the Company's deferred tax assets of $7.6 million and $10.6 million as of March 31, 2021 and December 31, 2020, respectively.
Note 17 - Fair Value Measurements
Fair value of financial instruments
The carrying amounts of financial instruments, including cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short maturity of these instruments. The carrying amounts of the Senior Term Loan and other obligations, including finance leases, approximate fair value based on credit terms and market interest rates currently available for similar instruments. Accordingly, these instruments are not presented in the table below. The following table provides the estimated fair values of the remaining financial instruments:

	As of March 31, 2021		As of December 31, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Instruments:
Highview Investment	$552	$552	$552	$552
Highview Obligation	$231	$231	$228	$228
Concentration of credit risk
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company holds cash and cash equivalents at four financial institutions as of March 31, 2021. If an institution was unable to perform its obligations, the Company would be at risk regarding the amount of cash and investments in excess of the Federal Deposit Insurance Corporation limits (currently $250 thousand) that would be returned to the Company.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2021 and December 31, 2020, the Company had no financial instruments carried and measured at fair value on a recurring basis.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As disclosed in Note 3, the Company completed the asset acquisition of Marshall Mine, LLC. The estimated fair values of the assets acquired and liabilities assumed were determined based on Level 3 inputs.
As disclosed in Note 14, the Company accounts for the Highview Investment as an investment recorded at cost, less impairment, plus or minus observable changes in price for identical or similar investments of the same issuer. Fair value measurements, if any, represent either Level 2 or Level 3 measurements.
Note 18 - Subsequent Events
Unless disclosed elsewhere within the notes to the Condensed Consolidated Financial Statements, the following are the significant matters that occurred subsequent to March 31, 2021.
On April 22, 2021, there was an incident at the Company's Red River Plant in Louisiana, which involved an isolated fire in one of the plant's coal handling systems. As a result, the Red River Plant was shut down for approximately one week for repair. The

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
cash flow impact associated with the incident, including maintenance and repairs, capital expenditures, inventory replacement due to lost production and other items, is not expected to exceed $3.0 million.
The Company entered into agreements ("Retention Agreements") with all of its executive officers and certain other key employees to retain those officers and employees in order to maintain the Company’s current business operations while it pursues and executes on its strategic initiatives. The total amount payable pursuant to the Retention Agreements is $2.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read together with the unaudited Condensed Consolidated Financial Statements and notes of Advanced Emissions Solutions, Inc. ("ADES" or the "Company") included elsewhere in Item 1 of Part I of this Quarterly Report and with the audited consolidated financial statements and the related notes of ADES included in the 2020 Form 10-K.
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
Our APT segment is primarily operated through a wholly-owned subsidiary, Carbon Solutions. We sell consumable products that utilize AC and chemical based technologies to a broad range of customers, including coal-fired utilities, industrials, water treatment plants, and other diverse markets through the customer supply agreement defined below. Our primary products are comprised of AC, which is produced from lignite coal. Our AC products include both powdered activated carbon ("PAC") and granular activated carbon ("GAC"). Our proprietary technologies and associated product offerings provide purification solutions to enable our customers to reduce certain contaminants and pollutants to meet the challenges of existing and potential regulations. Additionally, we own an associated lignite mine that supplies the primary raw material for manufacturing our products.
Drivers of Demand and Key Factors Affecting Profitability
Drivers of demand and key factors affecting our profitability differ by segment. In the RC segment, demand is driven primarily from investors who purchase or lease RC facilities that qualify under the Section 45 tax credit period, which is expected to expire no later than December 31, 2021. Operating results in RC are affected by: (1) the ability to lease or operate RC facilities; (2) lease renegotiation or termination; and (3) changes in tonnage of RC due to changing coal-fired dispatch and electricity power generation sources. Earnings and distributions from our RC segment will substantially cease as of December 31, 2021 as a result of the significant wind down of both Tinuum Group and Tinuum Services due to the expected expiration of the Section 45 tax credit period as of December 31, 2021.
In the APT segment, demand is driven primarily by consumables-based solutions for coal-fired power generation and other industrials, municipal water customers, and since September 30, 2020, demand from Cabot's customers through the Supply Agreement discussed below. Operating results in the APT segment has been influenced by: (1) changes in our sales volumes; (2) changes in price and product mix; and (3) changes in coal-fired dispatch and electricity power generation sources.
On April 22, 2021, there was an incident at our Red River Plant in Louisiana ("Plant Incident"), which involved an isolated fire in one of the plant's coal handling systems. As a result, the Red River Plant was shut down for approximately one week for repair. The cash flow impact associated with the incident, including maintenance and repairs, capital expenditures, inventory replacement due to lost production and other items, is not expected to exceed $3.0 million.
Customer Supply Agreement
On September 30, 2020, we and Cabot entered into the Supply Agreement pursuant to which we agreed to sell and deliver to Cabot, and Cabot agreed to purchase and accept from us, Furnace Products. The term of the Supply Agreement is for 15 years with 10-year renewal terms that are automatic unless either party provides three years prior notice of intention not to renew before the end of any term.
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
We believe the Supply Agreement will provide material incremental volume and capture lower operating cost efficiencies of our manufacturing plant. As these incremental volumes come on-line and after our existing inventory balances are sold, we anticipate an increase in gross margins. Further, the Supply Agreement will expand our AC products to diverse end markets that are outside of coal-fired power generation.
Acquisition of Marshall Mine
Concurrently with the execution of the Supply Agreement, on September 30, 2020, we entered into the Mine Purchase Agreement with Cabot to purchase 100% of the membership interests in Marshall Mine, LLC (the "Marshall Mine Acquisition") for a nominal cash purchase price. Marshall Mine, LLC owns a lignite mine located outside of Marshall, Texas (the "Marshall Mine"). We independently determined to immediately commence activities to shutter the Marshall Mine and will incur the associated reclamation costs.
In conjunction with the execution of the Supply Agreement and the Mine Purchase Agreement, on September 30, 2020, we entered into the Reclamation Contract with a third party that provides a capped cost, subject to certain contingencies, in the amount of approximately $19.7 million plus an obligation to pay certain direct costs of approximately $3.6 million (collectively, the "Reclamation Costs") over the estimated reclamation period of 10 years. We are accounting for this obligation as an asset retirement obligation under U.S. GAAP. Under the terms of the Supply Agreement, Cabot is obligated to reimburse us for $10.2 million of Reclamation Costs (the "Reclamation Reimbursements"), which are payable semi-annually over 13 years and inclusive of interest. For the three months ended March 31, 2021, we settled $2.3 million in of Reclamation Costs.
As the owner of the Marshall Mine, we were required to post a surety bond to ensure performance of our reclamation activities in the amount of $30.0 million under the Surety Agreement. As of March 31, 2021, for the obligations due under the Reclamation Contract, we were required to post collateral of $10.0 million in the form of restricted cash.
Impact of COVID-19
In March 2020, the WHO declared COVID-19 a global pandemic. We are designated by CISA of the Department of Homeland Security as a critical infrastructure supplier to the energy sector. Our operations have been deemed essential and, therefore, our facilities remain open and our employees employed. We follow the COVID-19 guidelines from the Centers for Disease Control concerning the health and safety of our personnel, including remote working for those that have the ability to do so, sequestered employees at our plant and other heath safety measures. Additionally, we have taken proactive and precautionary steps to ensure the safety of our employees, customers and suppliers, including frequent cleaning and disinfection of workspaces, property, plant and equipment, instituting social distancing measures and mandating remote working environments, where possible, for all employees. These measures have resulted in an increase in our personnel costs, operational inefficiencies and the incurrence of incremental costs to allow manufacturing operations to continue.
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
In response to the COVID-19 outbreak, in March 2020, the federal government passed the CARES Act. The CARES Act provided, among other things, the deferral of payroll tax payments for all payroll taxes incurred through December 31, 2020 and created the Paycheck Protection Program ("PPP"), which is sponsored and administered by the SBA. In June 2020, the Paycheck Protection Program Flexibility Act of 2020 (the "PPPFA") was signed into law and established the payment dates in the event that amounts borrowed under the PPP are not forgiven. See further discussion below of the loan made to us under the PPP under the section "PPP Loan" under this Item.

The Company elected to defer payments of payroll taxes for the periods allowed under the CARES Act and will repay 50% by December 31, 2021 and 50% by December 31, 2022. As of March 31, 2021, total payroll tax payments deferred under the CARES Act were $0.4 million.
Our customers may also be impacted by COVID-19 pandemic as the utilization of energy has changed. We cannot predict the long-term impact on our customers and the subsequent impact on our business.

Results of Operations
For the three months ended March 31, 2021, we recognized net income of $13.7 million compared to net loss of $1.9 million for the three months ended March 31, 2020.
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
Comparison of the Three Months Ended March 31, 2021 and 2020
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2021	2020	($)	(%)
Revenues:
Consumables	$17,031	$9,217	$7,814	85%
License royalties, related party	4,066	3,046	1,020	33%
Total revenues	$21,097	$12,263	$8,834	72%
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	$12,474	$11,491	$983	9%
Consumables and consumables cost of revenue
For the three months ended March 31, 2021, consumables revenues increased from the comparable quarter in 2020 primarily driven by higher product volumes, most significantly from product sold under the Supply Agreement, which impacted revenue by $7.1 million, and favorable pricing mix of $2.1 million. Negatively impacting revenue quarter over quarter was less favorable product mix of approximately $1.3 million. Our gross margin, exclusive of depreciation and amortization, increased for the three months ended March 31, 2021 compared to the corresponding quarter in 2020 primarily due to the higher volumes, which resulted in lower fixed cost per pound compared to the prior year.
We expect Consumables cost of revenue and gross margin to be negatively impacted due to routine scheduled maintenance outages planned for the second quarter of 2021. Further, as a result of the Plant Incident, the Red River Plant was shut down for approximately one week for repair, which will increase our Consumables cost of revenue and negatively impact gross margin in future quarters of 2021.
Consumables revenue continues to be affected by electricity demand driven by seasonal weather and related power generation needs, as well as competitor prices related to alternative power generation sources such as natural gas. According to data provided by the U.S. Energy Information Administration ("EIA"), for the three months ended March 31, 2021, power generation from coal-fired power dispatch increased approximately 37% compared to the corresponding quarter in 2020.
License royalties, related party
For the three months ended March 31, 2021 and 2020, there were 14.7 million tons and 11.9 million tons, respectively, of RC produced using M-45TM and M-45-PCTM technologies ("M-45 Technology"), which Tinuum Group licenses from us ("M-45 License"). M-45 License royalties increased for the three months ended March 31, 2021 primarily from higher tonnage compared to the three months ended March 31, 2020. This was primarily a result of an increase quarter over quarter in RC facilities that use the M-45 Technology. The increase in tonnage as well as the additional RC facilities attributed to the royalty rate per ton increasing period over period. As both Tinuum Group and Tinuum Services expect to significantly wind down their operations by the end of 2021 due to the expected expiration of the Section 45 tax credit period as of December 31, 2021, we do not expect to continue earning M-45 License royalties after December 31, 2021.
Additional information related to revenue concentrations and contributions by class and reportable segment can be found within the Business Segments discussion and in Note 16 to the Condensed Consolidated Financial Statements.

Other Operating Expenses
A summary of the components of our operating expenses, exclusive of cost of revenue items (presented above), for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2021	2020	($)	(%)
Operating expenses:
Payroll and benefits	$2,469	$2,742	$(273)	(10)%
Legal and professional fees	1,803	2,043	(240)	(12)%
General and administrative	1,915	2,331	(416)	(18)%
Depreciation, amortization, depletion and accretion	2,106	2,297	(191)	(8)%
	$8,293	$9,413	$(1,120)	(12)%
Payroll and benefits
Payroll and benefits expenses, which represent costs related to selling, general and administrative personnel, decreased for the three months ended March 31, 2021 compared to the corresponding quarter in 2020 primarily due to a decrease in payroll-related expenses of executive and personnel mix. Our headcount remained relatively constant quarter over quarter.
Legal and professional fees
Legal and professional fees decreased for the three months ended March 31, 2021 compared to the corresponding quarter in 2020 as a result of cost reductions related to professional fees of $0.5 million, primarily in consulting and outsourced IT costs specific to the completion of the integration of Carbon Solutions. Offsetting this decrease was an increase in outsourced shared service costs, including legal fees, of $0.3 million.
General and administrative
General and administrative expenses decreased for the three months ended March 31, 2021 compared to the corresponding quarter in 2020 primarily due to a reduction of general and administrative expenses included a reduction in product development of $0.4 million that occurred during the three months ended March 31, 2020. Further reduction of general and administrative expenses included a reduction of travel of $0.1 million. Offsetting these decreases was an increase in rent and occupancy expenses of approximately $0.1 million related to property taxes.
Depreciation, amortization, depletion and accretion
Depreciation and amortization expense decreased for the three months ended March 31, 2021 compared to the corresponding quarter in 2020 due to an impairment charge taken in the second quarter of 2020 that reduced the value of our fixed assets and intangibles and thus, reduced the corresponding depreciation and amortization expense by approximately $0.6 million. Offsetting this decrease was an increase in accretion expense of $0.3 million related to the ARO liability of Marshall Mine for the three months ended March 31, 2021. Further, the addition of leasehold improvements at our corporate headquarters in 2020 contributed to approximately $0.2 million of amortization expense for the three months ended March 31, 2021.
Other Income (Expense), net
A summary of the components of other income (expense), net for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2021	2020	($)	(%)
Other income (expense):
Earnings from equity method investments	$18,312	$8,273	$10,039	121%
Interest expense	(837)	(1,210)	373	(31)%
Other	421	43	378	879%
Total other income	$17,896	$7,106	$10,790	152%
Earnings from equity method investments
The following table details the components of our respective equity method investments included within the Earnings from equity method investments line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2021	2020
Earnings from Tinuum Group	$16,362	$6,438
Earnings from Tinuum Services	1,950	1,838
Earnings (loss) from other	—	(3)
Earnings from equity method investments	$18,312	$8,273
Earnings from equity method investments, and changes related thereto, are impacted by our significant equity method investees: Tinuum Group and Tinuum Services.
For the three months ended March 31, 2021, we recognized $16.4 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $10.8 million for the quarter. The difference between our pro-rata share of Tinuum Group's net income and our earnings from Tinuum Group equity method investment as reported on the Condensed Consolidated Statements of Operations is the result of cumulative distributions received from Tinuum Group being in excess of the carrying value of the investment, and therefore we recognize such excess distributions as equity method earnings in the period the distributions occur.
For the three months ended March 31, 2020, we recognized $6.4 million in equity earnings from Tinuum Group, which was equal to our proportionate share of Tinuum Group's net income for the respective quarter.
See further discussion of quarter over quarter changes in Earnings from Equity Investments in "Business Segments" under this Item. Additional information related to equity method investments is included in Note 6 to the Condensed Consolidated Financial Statements included in Part I - Item 1 of this Report.
For 2021, we expect to recognize such excess contributions as equity method earnings in the period the distributions occur, limited to the carrying value of the Tinuum Group equity investment.
Interest expense
For the three months ended March 31, 2021, interest expense decreased $0.4 million compared to the three months ended March 31, 2020 primarily due to a reduction in interest expense related to the Senior Term Loan, as the principal balance was reduced from payments of $28.0 million made during the period from March 31, 2020 to March 31, 2021. The remaining decrease in interest expense related to a reduction in the deferred balance during the period from March 31, 2020 to March 31, 2021 related to Internal Revenue Code section 453A ("453A"), which requires taxpayers to pay an interest charge ("453A interest") on the portion of the tax liability that is deferred under the installment method for tax purposes.
Income tax expense
For the three months ended March 31, 2021, we recorded income tax expense of $4.5 million compared to income tax expense of $0.4 million for the three months ended March 31, 2020. The income tax expense recorded for the three months ended March 31, 2021 was comprised of estimated federal income tax expense of $4.1 million and estimated state income tax expense of $0.4 million. The income tax expense recorded for the three months ended March 31, 2020 was comprised of estimated federal income tax expense of $0.3 million and estimated state income tax expense of $0.1 million.
The increase in income tax expense quarter over quarter was primarily due to pretax income for the three months ended March 31, 2021 of $18.2 million compared to a pretax loss for the three months ended March 31, 2020 of $1.5 million. In addition, for the three months ended March 31, 2020, we recorded tax expense of $0.9 million related to an increase in the valuation allowance on deferred tax assets as of March 31, 2020. This increase was based on changes in forecasts of future taxable income for 2020 and 2021.
Non-GAAP Financial Measures
To supplement our financial information presented in accordance with U.S. GAAP (or "GAAP"), we are providing non-GAAP measures of certain financial performance. These non-GAAP measures include Consolidated EBITDA, Consolidated Adjusted EBITDA, RC Segment EBITDA, RC Segment Adjusted EBITDA, APT Segment EBITDA and APT Segment Adjusted EBITDA. We have included these non-GAAP measures because management believes that they help to facilitate period to period comparisons of our operating results. We believe the non-GAAP measures provide useful information to both management and users of the financial statements by excluding certain expenses, gains and losses that may not be indicative of core operating results and business outlook. Management uses these non-GAAP measures in evaluating the performance of our business.

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
We define Consolidated EBITDA as net income adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: depreciation, amortization, depletion, accretion, amortization of upfront customer consideration that was recorded as a component of the Marshall Mine Acquisition ("Upfront Customer Consideration"), interest expense, net and income tax expense. We define Consolidated Adjusted EBITDA as Consolidated EBITDA reduced by the non-cash impact of equity earnings from equity method investments and increased by cash distributions from equity method investments. Because Consolidated Adjusted EBITDA omits certain non-cash items, we believe that the measure is less susceptible to variances that affect our operating performance.
We define APT Segment EBITDA (Loss) as APT Segment Operating Income (Loss) adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: depreciation, amortization, depletion, accretion and interest expense, net and amortization of Upfront Customer Consideration. There were no additional adjustments made to APT Segment Adjusted EBITDA (Loss) for the three months ended March 31, 2021 and 2020.
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
We expect the adjustments to Consolidated Adjusted EBITDA and APT Segment Adjusted EBITDA in future periods will be generally similar. These non-GAAP measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP.
Consolidated EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income (loss)	$13,737	$(1,893)
Depreciation, amortization, depletion and accretion	2,106	2,297
Amortization of Upfront Customer Consideration	127	—
Interest expense, net	729	1,167
Income tax expense	4,489	358
Consolidated EBITDA	21,188	1,929
Cash distributions from equity method investees	23,251	17,116
Equity earnings	(18,312)	(8,273)
Consolidated Adjusted EBITDA	$26,127	$10,772

Business Segments
As of March 31, 2021, we have two reportable segments: (1) RC and (2) APT. The business segment measurements provided to and evaluated by our chief operating decision maker are computed in accordance with the principles listed below:
•The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2020 Form 10-K.
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
The principal products and services of our segments are:
1.RC - Our RC segment derives its earnings from equity method investments as well as royalty payment streams and other revenues related to enhanced combustion of and reduced emissions of both NOX and mercury from the burning of coal. Our equity method investments related to the RC segment include Tinuum Group, Tinuum Services and other immaterial equity method investments. Segment revenues include our equity method earnings (losses) from our equity method investments and M-45 License royalties earned from Tinuum Group. These earnings are included within the Earnings from equity method investments and License royalties, related party line items in the Condensed Consolidated Statements of Operations. Key drivers to the RC segment performance are the produced and sold RC from both operating and retained RC facilities, royalty-bearing tonnage and the number of operating (leased or sold) and retained RC facilities. These key drivers impact our earnings and cash distributions from equity method investments. Both Tinuum Group and Tinuum Services expect to significantly wind down their operations by the end of 2021 due to the expected expiration of the Section 45 tax credit period as of December 31, 2021. As such, our earnings and distributions from our RC segment will substantially cease as of December 31, 2021.
2.APT - Our APT segment includes revenues and related expenses from the sale of our AC and chemical products, which are used to purify coal-fired utilities, industrials, water treatment plants, and other markets. For the purification of air and gases, one of the uses of AC is to reduce mercury emissions and other air contaminants, specifically at coal-fired power generators and other industrial companies. These amounts are included within the Consumables and respective cost of revenue line items in the Condensed Consolidated Statements of Operations.
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

The following table presents our operating segment results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenues:
Refined Coal:
Earnings in equity method investments	$18,312	$8,273
License royalties, related party	4,066	3,046
	22,378	11,319
Advanced Purification Technologies:
Consumables	17,031	9,217
	17,031	9,217
Total segment reporting revenues	39,409	20,536

Adjustments to reconcile to reported revenues:
Earnings in equity method investments	(18,312)	(8,273)
Total reported revenues	$21,097	$12,263

Segment operating income (loss):
Refined Coal	$22,271	$10,860
Advanced Purification Technologies	15	(7,370)
Total segment operating income	$22,286	$3,490
RC
The following table details the segment revenues of our respective equity method investments:

	Three Months Ended March 31,
(in thousands)	2021	2020
Earnings from Tinuum Group	$16,362	$6,438
Earnings from Tinuum Services	1,950	1,838
Earnings (loss) from other	—	(3)
Earnings from equity method investments	$18,312	$8,273

For the three months ended March 31, 2021 and March 31, 2020
RC earnings increased primarily due to an increase in equity earnings in Tinuum Group for the three months ended March 31, 2021 compared to the corresponding quarter in 2020 primarily from the addition of three new RC facilities in 2020.
For the three months ended March 31, 2021, earnings from Tinuum Services increased compared to the corresponding quarter in 2020 primarily due to an increase in tonnage quarter over quarter and an increase in the number of operating RC facilities in which Tinuum Services provides operating and maintenance services from 19 to 22.
RC earnings related to M-45 License royalties increased for the three months ended March 31, 2021 compared to the corresponding quarter in 2020 due to higher tonnage quarter over quarter, which was primarily a result of an increase in RC facilities that use the M-45 Technology. The increase in tonnage as well as the additional RC facilities attributed to the royalty rate per ton to increase period over period.

Outlook
Both Tinuum Group and Tinuum Services expect to significantly wind down their operations by the end of 2021 due to the planned expiration of the Section 45 tax credit period as of December 31, 2021, and the loss of equity earnings, distributions and M-45 License royalties beginning in 2022, will have a material adverse effect on our financial condition and consolidated operating results compared to historical periods. Earnings in the RC segment for 2021 will continue to be impacted by coal-fired dispatch and invested facilities with leases subject to periodic renewals being terminated, repriced, or otherwise subject to renegotiated terms. As a result of the wind-down in both Tinuum Group's and Tinuum Services' operations occurring throughout 2021, we expect our earnings in both entities to decrease in 2021 compared to 2020. However, in 2021, cash distributions should substantially exceed earnings.
RC Segment EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2021	2020
RC Segment operating income	$22,271	$10,860
Depreciation, amortization, depletion and accretion	20	27
Interest expense	—	132
RC Segment EBITDA	22,291	11,019
Cash distributions from equity method investees	23,251	17,116
Equity earnings	(18,312)	(8,273)
RC Segment Adjusted EBITDA	$27,230	$19,862
APT
Discussion of revenues derived from our APT segment and costs related thereto are included above within our consolidated results.
For the three months ended March 31, 2021 and March 31, 2020
APT segment operating income increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to an increase in consumable revenues and associated margins. The increase in our consumable revenue was driven by an increase in volume quarter over quarter, specifically product sold under the Supply Agreement. Our gross margin, exclusive of depreciation and amortization, increased primarily due to the higher volumes causing lower fixed cost per pound compared to the prior year.
APT Segment EBITDA (Loss)

	Three Months Ended March 31,
(in thousands)	2021	2020
APT Segment operating income (loss)	$15	$(7,370)
Depreciation, amortization, depletion and accretion	1,932	2,244
Amortization of Upfront Customer Consideration	127	—
Interest expense, net	79	94
APT Segment EBITDA (loss)	$2,153	$(5,032)

Liquidity and Capital Resources
Overview of Factors Affecting Our Liquidity
During the three months ended March 31, 2021, our liquidity position was positively affected primarily from distributions from Tinuum Group and Tinuum Services, M-45 License royalty payments from Tinuum Group and borrowing availability under our bank ("Lender") line of credit ("Line of Credit").
As of March 31, 2021, our principal sources of liquidity include:
•cash on hand;
•distributions from Tinuum Group and Tinuum Services;
•M-45 License royalty payments from Tinuum Group;
•operations of the APT segment; and
•the Line of Credit.
As of March 31, 2021, our principal uses of liquidity include:
•our business operating expenses, including federal and state tax payments and cash severance;
•payments of principal and interest on our debt and lease obligations;
•payments of ARO liabilities; and
•restricted cash of $16.0 million under the Line of Credit and Surety Agreement requirements.
Tinuum Group and Tinuum Services Distributions
The following table summarizes the cash distributions from our equity method investments that most significantly affected our consolidated cash flow results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Tinuum Group	$19,749	$13,764
Tinuum Services	3,502	3,352
Distributions from equity method investees	$23,251	$17,116
Cash distributions from Tinuum Group for the three months ended March 31, 2021 increased by $6.0 million compared to the three months ended March 31, 2020 primarily due to three RC facilities added in 2020.
Future cash flows from Tinuum through 2021 are expected to range from $50 million to $60 million. The key drivers in achieving these future cash flows are based on the following:
•23 invested facilities as of March 31, 2021 and inclusive of all net Tinuum cash flows (distributions and license royalties), offset by estimated federal and state income tax payments.
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
PPP Loan
On April 20, 2020, we entered into the PPP Loan under the PPP, evidenced by a promissory note with BOK, providing for $3.3 million in proceeds, which was funded on April 21, 2020. The PPP Loan matures April 21, 2022. The PPP Loan principal may be forgiven subject to the terms of the PPP and approval by the SBA. The interest rate on the PPP Loan is 1.00%. The PPP Loan is unsecured and contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or BOK, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from us, or filing suit and obtaining judgment against us.
Under the PPPFA, monthly payments of principal and interest commence on the later of 10 months following the "covered period" (as defined in the PPPFA) or the date that BOK notifies us that the SBA has notified BOK that all or a portion of the

PPP Loan has not been forgiven. In January 2021, we submitted an application to the SBA for forgiveness of the PPP Loan and we are awaiting the SBA's response on our application for forgiveness. Accordingly, for any amounts not forgiven, we have determined that PPP Loan principal and interest payments would commence in August 2021.
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
Senior Term Loan
On December 7, 2018, we and ADA-ES, Inc. ("ADA"), a wholly-owned subsidiary, and certain other subsidiaries of the Company as guarantors, The Bank of New York Mellon as administrative agent, and Apollo Credit Strategies Master Fund Ltd and Apollo A-N Credit Fund (Delaware) L.P. (collectively "Apollo”), affiliates of a beneficial owner of greater than five percent of our common stock and a related party, entered into the Senior Term Loan in the amount of $70.0 million, less original issue discount of $2.1 million. Proceeds from the Senior Term Loan were used to fund the acquisition of Carbon Solutions. We also paid debt issuance costs of $2.0 million related to the Senior Term Loan. The Senior Term Loan matures on December 7, 2021 and bears interest at a rate equal to 3-month LIBOR (subject to a 1.5% floor) + 4.75% per annum, which is adjusted quarterly to the current 3-month LIBOR rate, and interest is payable quarterly in arrears. Quarterly principal payments of $6.0 million were required beginning in March 2019, and we may prepay the Senior Term Loan at any time without penalty. The Senior Term Loan is secured by substantially all the assets of the Company, including the cash flows from the Tinuum Entities, but excluding the Company's equity interests in the Tinuum entities. For the three months ended March 31, 2021, we made principal payments of $10.0 million.
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
On September 30, 2020, we and Apollo entered into a limited consent, which permitted the Company to (i) enter into the Surety Agreement, open the collateral bank accounts and post collateral required under the Surety Agreement, and (ii) acquire the membership interests in Marshall Mine, LLC.
Line of Credit
In September 2013, ADA, as borrower, and us, as guarantor, entered into the Line of Credit with the Lender for an aggregate borrowing amount of $10.0 million, which was secured by certain amounts due to us from certain Tinuum Group RC leases. The Line of Credit has been amended 15 times from the period from December 2, 2013 through March 31, 2021 and included a reduction in the borrowing amount to $5.0 million in September 2018.
On March 23, 2021, ADA), the Company and the Lender entered into an amendment to the Line of Credit (the "Fifteenth Amendment"), which extended the maturity date of the Line of Credit to December 31, 2021 and increased the minimum cash requirement from $5.0 million to $6.0 million.
As of March 31, 2021, we have $4.7 million of borrowing availability and no outstanding borrowings under the Line of Credit.
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

Under the Stock Repurchase Program, for the three months ended March 31, 2021 and March 31, 2020, we purchased zero and 20,613 shares, respectively, of our common stock for cash of zero and $0.2 million, respectively, inclusive of commissions and fees. As of March 31, 2021, we had $7.0 million remaining under the Stock Repurchase Program.
For the three months ended March 31, 2021 and 2020, we declared and paid quarterly cash dividends to stockholders of zero and $4.5 million, respectively.
Liquidity Outlook
Our ability to continue to generate sufficient cash flow required to meet ongoing operational needs and obligations, and make potential future dividend payments and share repurchases depends upon several factors, including executing on our contracts and initiatives, receiving M-45 License royalty payments from Tinuum Group and distributions from Tinuum Group and Tinuum Services, increasing our share of the market for APT consumables, including expanding our overall AC business into additional adjacent markets and improving our customer and product mix.
In 2021, our primary source of liquidity is expected to be distributions from Tinuum Group and Tinuum Services. These distributions in 2021 will provide sufficient cash on hand to fund operations in 2021 and 2022. For 2021, we expect to spend $9.5 million in capital expenditures compared to $7.1 million incurred in 2020. This increase is primarily the result of product specific capital related to the Supply Agreement and routine scheduled maintenance outages planned for the second quarter of 2021. As a result of the Plant Incident, the Red River Plant was shut down for approximately one week for repair. The cash flow impact associated with the incident, including maintenance and repairs, capital expenditures, inventory replacement due to lost production and other items, is not expected to exceed $3.0 million.

Due to the expiration of the Section 45 tax period as of December 31, 2021 and the resultant wind down of Tinuum Group's and Tinuum Services' operations by the end of 2021, distributions from Tinuum Group will no longer be a source of liquidity after 2021.
As we look to 2022 and beyond, our primary source of liquidity is expected to be through our ongoing operations from our APT segment. We believe the Supply Agreement will provide material incremental volume and capture lower operating cost efficiencies of our Red River plant, providing additional sources of operating cash flows in the future. Full and partial reimbursements on capital expenditures from Cabot will help limit our uses of investing cash flows. Further, we intend to fund the remaining portion of the Reclamation Costs from cash on hand as well as cash generated from the Supply Agreement. In 2022 and beyond, our annual capital expenditures are expected to average approximately $5.0 million.
Sources and Uses of Cash
Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020
Cash, cash equivalents and restricted cash increased from $35.9 million as of December 31, 2020 to $52.2 million as of March 31, 2021. The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$21,947	$13,237	$8,710
Investing activities	4,886	(1,736)	6,622
Financing activities	(10,531)	(11,393)	862
Net change in cash and cash equivalents and restricted cash	$16,302	$108	$16,194
Cash flow from operating activities
Cash flows provided by operating activities for the three months ended March 31, 2021 increased by $8.7 million compared to the three months ended March 31, 2020. The net increase was primarily attributable to an increase in net income for the three months ended March 31, 2021 compared to net loss for the three months ended March 31, 2020 of $15.6 million and an increase period over period in the net increase in operating lease liabilities of $2.7 million. Offsetting this net increase in cash flows provided by operating activities was an increase period over period in earnings from equity method investees of $10.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Cash flow from investing activities
Cash flows provided in investing activities for the three months ended March 31, 2021 increased by $6.6 million compared to the three months ended March 31, 2020 primarily from distributions from equity earnings in excess of cumulative earnings.

Cash flow from financing activities
Cash flows used in financing activities for the three months ended March 31, 2021 decreased by $0.9 million compared to the three months ended March 31, 2020 primarily from decreases period over period in dividends paid of $4.5 million and repurchases of common shares of $0.2 million. Offsetting these decrease was an increase in principal loan repayments on the Senior Term Loan of $4.0 million.
Contractual Obligations
During the three months ended March 31, 2021, there were no material changes to our contractual obligations outside of the ordinary course of business from those reported as of December 31, 2020.
Off-Balance Sheet Arrangements
As of March 31, 2021, we had outstanding surety bonds of $36.7 million related to performance requirements under reclamation contracts associated with both the Five Forks Mine and the Marshall Mine. As of March 31, 2021, we had restricted cash of $10.0 million securing the Surety Agreement. We expect that the obligations secured by these surety bonds will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related surety bonds should be released, and we should not have any continuing obligations. However, in the event any surety bond is called, our indemnity obligations could require us to reimburse the issuer of the surety bond.
Critical Accounting Policies and Estimates
Our significant accounting policies and estimates have not changed from those reported in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2020 10-K.
Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for information regarding recently issued accounting standards applicable to us.
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
(b)the production and sale of RC by RC facilities through the remainder of 2021 that will qualify for Section 45 tax credits and associated cash flows from Tinuum expected through 2021;
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
(k)the amount of future capital expenditures needed for our business, including, those associated with the Plant Incident;
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation, claims and other proceedings related to the conduct of our business. Information with respect to this item may be found in Note 11 "Commitments and Contingencies" to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report.
Item 1A. Risk Factors
There are no material updates to our risk factors as disclosed in the 2020 Form 10-K.
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
Item 5. Other Information
The Company entered into agreements ("Retention Agreements") with all of its executive officers and certain other key employees of the organization for the benefit of retaining those officers and key employees in order to maintain the Company’s current business operations while it pursues and executes on its strategic initiatives. The Retention Agreements with the executive officers were approved by the Compensation Committee of the Board of Directors and the Board of Directors on May 5, 2021.
The total amount payable pursuant to the Retention Agreements is $2.4 million. Under the Retention Agreements, the following executive officers will be paid the following amounts if they satisfy the conditions for payment: Greg Marken, Interim Chief Executive Officer, $460,000; Morgan Fields, Vice President of Accounting, $129,000; and Joe Wong, Chief Technology Officer, $153,001. The other key employees would be paid an aggregate amount of $1.6 million.
In order to receive the Retention Agreement payments, the employees must remain employed at the Company through the earliest of the following: (1) the date the employee’s employment is terminated without Cause or for Good Reason (as those terms are defined in the Retention Agreement or the employee’s employment agreement, as applicable), (2) 90 days after a Transaction Date or a Change in Control (as those terms are defined in the Retention Agreement or the employee’s employment agreement, as applicable), or (3) 15 days following the date the Company’s Form 10-Q for the quarter ended June 30, 2022 is filed with the SEC.
The foregoing description of the Retention Agreements is qualified in its entirety by reference to the forms of Retention Agreement, copies of which are filed as Exhibits 10.4 and 10.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
10.1	Fifteenth Amendment of 2013 Loan and Security Agreement by and among ADA-ES,Inc., Advanced Emissions Solutions, Inc., and BOK, NA d/b/a Bank of Oklahoma dated as of March 23, 2021	8-K	001-37822	10.1	March 29, 2021
10.2	Fourth Amendment to Tax Asset Protection Plan dated as of April 9, 2021, by and between the Company and Computershare Trust Company, N.A., as rights agent.	8-K	001-37822	4.5	April 13, 2021
10.3	Employment Agreement dated February 26, 2021 between the Company and Morgan Fields**	8-K	001-37822	10.1	March 3, 2021
10.4	Form of Retention Agreement dated May 5, 2021 of Greg Marken and Morgan Fields*,**
10.5	Retention Agreement dated May 5, 2021 between the Company and Joe Wong*,**
31.1	Certification of Principal Executive Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Principal Financial Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
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

Advanced Emissions Solutions, Inc.
(Registrant)

May 10, 2021	By:	/s/ Greg Marken
Greg Marken
Interim Chief Executive Officer
(Principal Executive Officer)

May 10, 2021	By:	/s/ Morgan Fields
Morgan Fields
Vice President of Accounting
(Principal Financial Officer)