Form 10-Q
period 2021-09-30
Advanced Emissions Solutions, Inc.
filed 2021-11-09
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November 4, 2021, there were 18,865,140 outstanding shares of Advanced Emissions Solutions, Inc. common stock, par value $0.001 per share.

Part I. – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$72,139	$30,932
Receivables, net	15,279	13,125
Receivables, related parties	4,165	3,453
Inventories, net	5,569	9,882
Prepaid expenses and other assets	4,614	4,597
Total current assets	101,766	61,989
Restricted cash, long-term	10,000	5,000
Property, plant and equipment, net of accumulated depreciation of $6,600 and $3,340, respectively	30,712	29,433
Intangible assets, net	1,452	1,964
Equity method investments	2,884	7,692
Deferred tax assets, net	1,558	10,604
Other long-term assets, net	33,401	29,989
Total Assets	$181,773	$146,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,125	$7,849
Accrued payroll and related liabilities	4,498	3,257
Current portion of long-term debt	1,033	18,441
Other current liabilities	9,866	12,996
Total current liabilities	24,522	42,543
Long-term debt, net of current portion	3,408	5,445
Other long-term liabilities	12,818	13,473
Total Liabilities	40,748	61,461
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: par value of $.001 per share, 50,000,000 shares authorized, none outstanding	—	—
Common stock: par value of $.001 per share, 100,000,000 shares authorized, 23,483,286 and 23,141,284 shares issued, and 18,865,140 and 18,523,138 shares outstanding at September 30, 2021 and December 31, 2020, respectively	23	23
Treasury stock, at cost: 4,618,146 and 4,618,146 shares as of September 30, 2021 and December 31, 2020, respectively	(47,692)	(47,692)
Additional paid-in capital	101,660	100,425
Retained earnings	87,034	32,454
Total stockholders’ equity	141,025	85,210
Total Liabilities and Stockholders’ Equity	$181,773	$146,671

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenues:
Consumables	$24,689	$15,844	$57,696	$33,231
License royalties, related party	4,165	3,627	11,888	9,986
Total revenues	28,854	19,471	69,584	43,217
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	17,952	15,013	43,726	33,920
Payroll and benefits	2,637	2,285	8,014	8,839
Legal and professional fees	1,106	1,321	4,340	4,386
General and administrative	1,715	1,900	5,223	6,693
Depreciation, amortization, depletion and accretion	2,145	1,777	6,155	5,807
Impairment of long-lived assets	—	—	—	26,103
Gain on change in estimate, asset retirement obligation	—	—	(1,942)	—
Total operating expenses	25,555	22,296	65,516	85,748
Operating income (loss)	3,299	(2,825)	4,068	(42,531)
Other income (expense):
Earnings from equity method investments	22,195	9,518	61,944	25,959
Gain on extinguishment of debt	3,345	—	3,345	—
Interest expense	(86)	(881)	(1,416)	(3,053)
Other	81	17	652	208
Total other income	25,535	8,654	64,525	23,114
Income (loss) before income tax expense	28,834	5,829	68,593	(19,417)
Income tax expense	4,581	854	14,013	1,315
Net income (loss)	$24,253	$4,975	$54,580	$(20,732)
Earnings (loss) per common share (Note 1):
Basic	$1.33	$0.27	$2.99	$(1.15)
Diluted	$1.31	$0.27	$2.96	$(1.15)
Weighted-average number of common shares outstanding:
Basic	18,292	18,093	18,243	18,014
Diluted	18,489	18,103	18,416	18,014

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2021	23,141,284	$23	(4,618,146)	$(47,692)	$100,425	$32,454	$85,210
Stock-based compensation	381,339	—	—	—	421	—	421
Repurchase of common shares to satisfy minimum tax withholdings	(40,975)	—	—	—	(216)	—	(216)
Net income	—	—	—	—	—	13,737	13,737
Balances, March 31, 2021	23,481,648	$23	(4,618,146)	$(47,692)	$100,630	$46,191	$99,152
Stock-based compensation	(25,330)	—	—	—	566	—	566
Repurchase of common shares to satisfy minimum tax withholdings	(3,833)	—	—	—	(25)	—	(25)
Net income	—	—	—	—	—	16,590	16,590
Balances, June 30, 2021	23,452,485	$23	(4,618,146)	$(47,692)	$101,171	$62,781	$116,283
Stock-based compensation	30,801	—	—	—	489	—	489
Net income	—	—	—	—	—	24,253	24,253
Balances, September 30, 2021	23,483,286	$23	(4,618,146)	$(47,692)	$101,660	$87,034	$141,025

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2020	22,960,157	$23	(4,597,533)	$(47,533)	$98,466	$57,336	$108,292
Stock-based compensation	218,259	—	—	—	506	—	506
Repurchase of common shares to satisfy minimum tax withholdings	(64,198)	—	—	—	(376)	—	(376)
Cash dividends declared on common stock	—	—	—	—	—	(4,590)	(4,590)
Repurchase of common shares	—	—	(20,613)	(159)	—	—	(159)
Net loss	—	—	—	—	—	(1,893)	(1,893)
Balances, March 31, 2020	23,114,218	$23	(4,618,146)	$(47,692)	$98,596	$50,853	$101,780
Stock-based compensation	(3,549)	—	—	—	1,138	—	1,138
Repurchase of common shares to satisfy minimum tax withholdings	(384)	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(23,814)	(23,814)
Balances, June 30, 2020	23,110,285	$23	(4,618,146)	$(47,692)	$99,732	$27,039	$79,102
Stock-based compensation	87,701	—	—	—	426	—	426
Repurchase of common shares to satisfy minimum tax withholdings	(31,953)	—	—	—	(153)	—	(153)
Net income	—	—	—	—	—	4,975	4,975
Balances, September 30, 2020	23,166,033	$23	(4,618,146)	$(47,692)	$100,005	$32,014	$84,350

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$54,580	$(20,732)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense	9,046	10,724
Depreciation, amortization, depletion and accretion	6,155	5,807
Gain on extinguishment of debt	(3,345)	—
Impairment of long-lived assets	—	26,103
Operating lease expense	1,481	3,130
Amortization of debt discount and debt issuance costs	945	1,064
Gain on change in estimate, asset retirement obligation	(1,942)	—
Stock-based compensation expense	1,476	2,070
Earnings from equity method investments	(61,944)	(25,959)
Other non-cash items, net	(352)	45
Changes in operating assets and liabilities:
Receivables and related party receivables	(2,835)	(1,331)
Prepaid expenses and other assets	(16)	(9,056)
Inventories, net	3,658	4,688
Other long-term assets, net	2,383	(1,908)
Accounts payable	1,147	(1,123)
Accrued payroll and related liabilities	1,241	1,089
Other current liabilities	(3,489)	(220)
Operating lease liabilities	(2,514)	(1,678)
Other long-term liabilities	(3,031)	(23)
Distributions from equity method investees, return on investment	22,044	42,228
Net cash provided by operating activities	24,688	34,918
Cash flows from investing activities
Distributions from equity method investees in excess of cumulative earnings	44,707	—
Acquisition of property, plant, equipment, and intangible assets, net	(5,403)	(4,879)
Mine development costs	(1,262)	(723)
Proceeds from sale of property and equipment	895	—
Net cash provided by (used in) investing activities	38,937	(5,602)
Cash flows from financing activities
Principal payments on term loan	(16,000)	(18,000)
Principal payments on finance lease obligations	(1,085)	(1,026)
Dividends paid	(92)	(4,956)
Repurchase of common shares	—	(159)
Repurchase of common shares to satisfy tax withholdings	(241)	(531)
Borrowings from Paycheck Protection Program Loan	—	3,305
Net cash used in financing activities	(17,418)	(21,367)
Increase in Cash and Cash Equivalents and Restricted Cash	46,207	7,949
Cash and Cash Equivalents and Restricted Cash, beginning of period	35,932	17,080
Cash and Cash Equivalents and Restricted Cash, end of period	$82,139	$25,029
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment through accounts payable	$128	$446
Dividends payable	$—	$47
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
Through its equity ownership in Tinuum Group, LLC ("Tinuum Group") and Tinuum Services, LLC ("Tinuum Services"), both of which are unconsolidated entities, the Company generates substantial earnings. Tinuum Group provides reduction of mercury and nitrogen oxide ("NOx") emissions at select coal-fired power generators through the production and sale of refined coal ("RC") that qualifies for tax credits under the Internal Revenue Code ("IRC") Section 45 - Production Tax Credit ("Section 45 tax credits"). The Company also earns royalties for technologies that are licensed to Tinuum Group and used at certain RC facilities to enhance combustion and reduced emissions of NOx and mercury from coal burned to generate electrical power. Tinuum Services operates and maintains the RC facilities under operating and maintenance agreements with Tinuum Group and owners or lessees of the RC facilities. Both Tinuum Group and Tinuum Services are significantly winding down their operations due to the expected expiration of the Section 45 tax credit period as of December 31, 2021. As such, the Company's earnings and distributions from our RC segment will substantially cease as of December 31, 2021.
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
In the opinion of management, these Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary for a fair presentation of the results of operations, financial position, stockholders' equity and cash flows for the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"). Significant accounting policies disclosed therein have not changed.
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

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings per share, while considering other potentially dilutive securities. For the three and nine months ended September 30, 2021, potentially dilutive securities consist of unvested non-participating restricted stock awards ("RSA's"), as well as contingent performance stock units ("PSU's"). For the three and nine months ended September 30, 2020, potentially dilutive securities consist of both unvested, participating and non-participating RSA's, as well as outstanding options to purchase common stock ("Stock Options") and PSU's.
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
The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net income (loss)	$24,253	$4,975	$54,580	$(20,732)
Less: Dividends and undistributed income (loss) allocated to participating securities	—	—	—	(10)
Income (loss) attributable to common stockholders	$24,253	$4,975	$54,580	$(20,722)

Basic weighted-average common shares outstanding	18,292	18,093	18,243	18,014
Add: dilutive effect of equity instruments	197	10	173	—
Diluted weighted-average shares outstanding	18,489	18,103	18,416	18,014
Earnings (loss) per share - basic	$1.33	$0.27	$2.99	$(1.15)
Earnings (loss) per share - diluted	$1.31	$0.27	$2.96	$(1.15)
For the three and nine months ended September 30, 2021 and 2020, potentially dilutive securities convertible to zero and 0.5 million and 0.1 million and 0.9 million shares of common stock, respectively, were outstanding but were not included in the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive.
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
Risks and Uncertainties
The Company’s earnings are significantly affected by equity earnings from Tinuum Group. As of September 30, 2021, Tinuum Group has 16 invested RC facilities, of which 5 are leased to a single customer. Both Tinuum Group and Tinuum Services are winding down their operations due to the expected expiration of the Section 45 tax credit period as of December 31, 2021. As of September 30, 2021, Tinuum Group ceased operating seven RC facilities, with the remaining RC facilities expected to cease operations during the fourth quarter of 2021. The loss of Tinuum Group's customers, reduction in revenue streams as a result of lease renewals and the expiration of Section 45 tax credits will have a significant adverse impact on Tinuum Group's financial position, results of operations and cash flows, which in turn will have a material adverse impact on the Company’s financial position, results of operations and cash flows.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company's revenues, sales volumes, earnings and cash flows are significantly affected by prices of competing power generation sources such as natural gas and renewable energy. During periods of low natural gas prices, natural gas provides a competitive alternative to coal-fired power generation and therefore, coal consumption may be reduced, which in turn reduces the demand for the Company's products. However, during periods of higher prices for competing power generation sources, there is an increase in coal consumption and thus demand for the Company's products also increase. In addition, coal consumption and demand for the Company's products are also affected by the demand for electricity, which is higher in the warmer and colder months of the year. Abnormal temperatures during the summer and winter months may significantly affect coal consumption and thus the demand for the Company's products.
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
Note 3 - Acquisition of Marshall Mine
Concurrently with the execution of the Supply Agreement, on September 30, 2020 (the "Acquisition Date"), the Company entered into an agreement to purchase from Cabot 100% of the membership interests in Marshall Mine, LLC (the "Marshall Mine Purchase Agreement") for a nominal cash purchase price. Marshall Mine, LLC owns a lignite mine located outside of Marshall, Texas (the "Marshall Mine"). The Company concluded that the Marshall Mine did not have any remaining economic reserves and independently determined to immediately commence activities to shutter it. On the Acquisition Date, the Company entered into a reclamation contract (the "Reclamation Contract") with a third party that provided a capped cost agreement, subject to certain contingencies, in the amount of approximately $19.7 million plus an obligation to pay certain direct costs estimated to be $3.6 million (collectively, the "Reclamation Costs") over the estimated reclamation period of 10 years (the "Reclamation Period"). Under the terms of the Supply Agreement, Cabot is obligated to reimburse the Company for $10.2 million of Reclamation Costs (the "Reclamation Reimbursements"), which are payable semi-annually over 13 years and inclusive of interest. In the event that Cabot has a change in control as described in the Supply Agreement, all outstanding balances of the Reclamation Reimbursements shall be due and payable in full. See further discussion of the Reclamation Costs and Reclamation Reimbursements in Note 4.
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

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As part of the Marshall Mine Purchase Agreement, the Company assumed liabilities, whose fair value exceeded the fair value of assets acquired. A summary of the net assets acquired and liabilities assumed and the additional assets recorded in the Marshall Mine Purchase Agreement as of the Acquisition Date are shown in the table below. The Company completed additional analysis of the assets acquired and liabilities assumed and recorded adjustments as of December 31, 2020 as shown in the table below.

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
The Company also evaluated Marshall Mine, LLC as a potential variable interest entity ("VIE"), and determined that it was a VIE and the Company was its primary beneficiary. Therefore, the Company consolidates Marshall Mine, LLC's assets and liabilities in its consolidated financial statements.
Note 4 - Marshall Mine Asset Retirement Obligation and Cabot Receivable
Asset Retirement Obligation
As of the Acquisition Date, the Company recorded an asset retirement obligation (the "Marshall Mine ARO") for the total Reclamation Costs of $21.3 million as measured at the expected future cash flows of $23.7 million, inclusive of contingency costs, discounted to their present value using a discount rate based on a credit-adjusted, risk-free rate of 7.0%. As of September 30, 2021 and December 31, 2020, the carrying value of the Marshall Mine ARO was $9.4 million and $18.1 million, respectively.
As of June 30, 2021, the Company revised its estimate of future obligations owed for the reclamation of the Marshall Mine primarily based on scope reductions related to future reclamation requirements. As a result, the Company reduced the Marshall Mine ARO by $1.9 million as of June 30, 2021 and recorded a corresponding gain on change in estimate for the three months ended June 30, 2021. This is included as "Gain on change in estimate, asset retirement obligation" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.
Cabot Receivable
As of the Acquisition Date, the Company recorded the Cabot Receivable at its estimated fair value of $9.7 million, reflecting a discount rate of approximately 1.5% or $0.5 million. There were no significant related fees or costs associated with the Cabot Receivable. The Company did not elect the fair value option in its initial or subsequent accounting for the Cabot Receivable.
The Cabot Receivable requires Cabot to pay the Reclamation Reimbursements to the Company in the amount of $10.2 million inclusive of interest based on a mutually agreed-upon payment schedule through 2033. Interest is accreted on the Cabot Receivable and recognized as interest income. An allowance for the Cabot Receivable asset is assessed periodically, and no allowance was deemed necessary as of September 30, 2021 and December 31, 2020.
Surety Bond
As the owner of the Marshall Mine, the Company is required to post a surety bond to ensure performance of its reclamation activities. On the Acquisition Date, the Company and a third party entered into a surety bond indemnification agreement (the "Surety Agreement") pursuant to which the Company secured and posted a $30.0 million surety bond (the "Bond") with the local regulatory agency. On June 7, 2021, the third party agreed to reduce the Surety Bond amount to $16.6 million. The Bond will remain in place until the Marshall Mine is fully reclaimed, and may be further reduced in amount from time to time as the Company progresses with its reclamation activities. As of September 30, 2021, the Company was required to post collateral of

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
$10.0 million for the obligations due under the Reclamation Contract, which is recorded as long-term restricted cash on the Condensed Consolidated Balance Sheet.
Note 5 - COVID-19
In March 2020, the federal government passed the Coronavirus Aid, Relief, and Security Act (the "CARES Act"), which provided among other things the creation of the Paycheck Protection Plan ("PPP"), which is sponsored and administered by the U.S. Small Business Administration ("SBA"). On April 20, 2020, the Company executed a loan agreement (the "PPP Loan") under the PPP, evidenced by a promissory note, with BOK, NA dba Bank of Oklahoma ("BOK"), providing for $3.3 million in proceeds, which was funded to the Company on April 21, 2020. The PPP Loan was scheduled to mature on April 21, 2022, unless forgiven subject to terms and conditions established by the SBA. The Company initially recorded the PPP Loan as a debt obligation and accrued interest over its term.
On July 27, 2021, the Company received formal notification in the form of a letter dated July 19, 2021 from BOK that the SBA approved the Company’s PPP Loan forgiveness application for the PPP Loan in the amount of $3.3 million (including accrued interest). For the three and nine months ended September 30, 2021, the Company recorded a gain on extinguishment of the PPP Loan in the amount of $3.3 million in the Condensed Consolidated Statements of Operations, which is included as a component of "Other income (expense)."
The CARES Act also provided for the deferral of payroll tax payments for all payroll taxes incurred through December 31, 2020. The Company elected to defer payments of payroll taxes for the periods allowed under the CARES Act and will repay 50% by December 31, 2021 and 50% by December 31, 2022. As of September 30, 2021, the Company has deferred $0.4 million of payroll tax payments under the CARES Act.
Note 6 - Equity Method Investments
Tinuum Group, LLC
As of September 30, 2021 and December 31, 2020, the Company's ownership interest in Tinuum Group was 42.5%. Tinuum Group supplies technology equipment and technical services at select coal-fired generators, but its primary purpose is to put into operation facilities that produce and sell RC that lower emissions and also qualify for Section 45 tax credits. The Company concluded that Tinuum Group was a VIE, but the Company does not have the power to direct the activities that most significantly impact Tinuum Group's economic performance, as the voting partners of Tinuum Group have identical voting rights, equity control interests and board control interests, and therefore power is shared. Accordingly, the Company has accounted for its investment in Tinuum Group under the equity method of accounting since inception.
The following table summarizes the results of operations of Tinuum Group:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Gross (loss) profit	$(3,226)	$101	$8,269	$11,979
Operating, selling, general and administrative expenses	12,077	13,781	38,308	38,476
Loss from operations	(15,303)	(13,680)	(30,039)	(26,497)
Other income (expenses), net	6,027	5,739	10,030	11,526
Loss attributable to noncontrolling interest	34,551	25,023	99,167	63,117
Net income available to members	$25,275	$17,082	$79,158	$48,146
ADES equity earnings from Tinuum Group	$19,975	$7,260	$55,462	$20,462
For the three and nine months ended September 30, 2021, the Company recognized earnings from Tinuum Group's net income available to members that were different from its pro-rata share of Tinuum Group's net income available to members, as cash distributions for the three and nine months ended September 30, 2021 exceeded the carrying value of the Tinuum Group equity investment. For 2021, the Company expects to recognize such excess contributions as equity method earnings in the period the distributions occur, limited to the carrying value of the Tinuum Group equity investment. For the three and nine months ended September 30, 2020, the Company recognized its pro-rata share of Tinuum Group's net income available to its members for the respective period.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the Company's investment balance, equity earnings and cash distributions in excess of the investment balance, if any, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings	Cash distributions	Memorandum Account: Cash distributions and equity earnings in (excess) of investment balance
Beginning balance	12/31/2020	$3,387	$—	$—	$—
ADES proportionate share of income from Tinuum Group	First Quarter	10,755	10,755	—	—
Cash distributions from Tinuum Group	First Quarter	(19,749)	—	19,749	—
Adjustment for current year cash distributions in excess of investment balance	First Quarter	5,607	5,607	—	(5,607)
Total investment balance, equity earnings and cash distributions	3/31/2021	—	$16,362	$19,749	(5,607)
ADES proportionate share of income from Tinuum Group	Second Quarter	12,146	$12,146	$—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	Second Quarter	(5,607)	(5,607)	—	5,607
Cash distributions from Tinuum Group	Second Quarter	(19,125)	—	19,125	—
Adjustment for current year cash distributions in excess of investment balance	Second Quarter	12,586	12,586	—	(12,586)
Total investment balance, equity earnings and cash distributions	6/30/2021	$—	$19,125	$19,125	$(12,586)
ADES proportionate share of income from Tinuum Group	Third Quarter	$10,742	$10,742	$—	$—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	Third Quarter	(12,586)	(12,586)	—	12,586
Cash distributions from Tinuum Group	Third Quarter	(19,975)	—	19,975	—
Adjustment for current year cash distributions in excess of investment balance	Third Quarter	21,819	21,819		(21,819)
Total investment balance, equity earnings and cash distributions	9/30/2021	$—	$19,975	$19,975	$(21,819)

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Description	Date(s)	Investment balance	ADES equity earnings	Cash distributions
Beginning balance	12/31/2019	$32,280	$—	$—
ADES proportionate share of income from Tinuum Group	First Quarter	6,438	6,438	—
Cash distributions from Tinuum Group	First Quarter	(13,764)	—	13,764
Total investment balance, equity earnings and cash distributions	3/31/2020	24,954	$6,438	$13,764
ADES proportionate share of income from Tinuum Group	Second Quarter	$6,764	$6,764	$—
Cash distributions from Tinuum Group	Second Quarter	(13,600)	—	13,600
Total investment balance, equity earnings and cash distributions	6/30/2020	18,118	$6,764	$13,600
ADES proportionate share of income from Tinuum Group	Third Quarter	$7,260	$7,260	$—
Cash distributions from Tinuum Group	Third Quarter	(7,862)	—	7,862
Total investment balance, equity earnings and cash distributions	9/30/2020	$17,516	$7,260	$7,862
Tinuum Services, LLC
The Company has a 50% voting and economic interest in Tinuum Services as of September 30, 2021 and December 31, 2020. The Company determined that Tinuum Services was not a VIE and further evaluated it for consolidation under the voting interest model. Because the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for its investment in Tinuum Services under the equity method of accounting since inception. As of September 30, 2021 and December 31, 2020, the Company’s investment in Tinuum Services was $2.8 million and $4.2 million, respectively.
The following table summarizes the results of operations of Tinuum Services:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Gross loss	$(20,389)	$(22,764)	$(61,552)	$(65,441)
Operating, selling, general and administrative expenses	42,346	42,435	144,068	131,703
Loss from operations	(62,735)	(65,199)	(205,620)	(197,144)
Other income (expenses), net	3,204	(363)	2,810	(978)
Loss attributable to noncontrolling interest	63,977	70,075	215,779	209,118
Net income	$4,446	$4,513	$12,969	$10,996
ADES equity earnings from Tinuum Services	$2,223	$2,257	$6,485	$5,498
Included in the Consolidated Statements of Operations of Tinuum Services for the three and nine months ended September 30, 2021 and 2020 were losses attributable to noncontrolling interests of Tinuum Services' VIE entities, which were eliminated in the calculations of Tinuum Services' net income attributable to the Company's interest.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table details the carrying value of the Company's respective equity method investments included in the Equity method investments line item on the Condensed Consolidated Balance Sheets and indicates the Company's maximum exposure to loss:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Equity method investment in Tinuum Group	$—	$3,387
Equity method investment in Tinuum Services	2,824	4,242
Equity method investment in other	60	63
Total equity method investments	$2,884	$7,692
The following table details the components of the Company's respective equity method investments included in the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Earnings from Tinuum Group	$19,975	$7,260	$55,462	$20,462
Earnings from Tinuum Services	2,223	2,257	6,485	5,498
(Loss) earnings from other	(3)	1	(3)	(1)
Earnings from equity method investments	$22,195	$9,518	$61,944	$25,959
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

	Nine Months Ended September 30,
(in thousands)	2021	2020
Distributions from equity method investees, return on investment
Tinuum Group	$14,142	$35,226
Tinuum Services	7,902	7,002
	$22,044	$42,228
Distributions from equity method investees in excess of investment basis
Tinuum Group	$44,707	$—
	$44,707	$—
Note 7 - Inventories, net
The following table summarizes the Company's inventories recorded at the lower of average cost or net realizable value as of September 30, 2021 and December 31, 2020:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Product inventory, net	$3,481	$8,361
Raw material inventory	2,088	1,521
	$5,569	$9,882

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8 - Debt Obligations

	As of
(in thousands)	September 30, 2021	December 31, 2020
Finance lease obligations	$4,441	$5,526
PPP Loan	—	3,305
Senior Term Loan due December 2021, related party	—	16,000
Less: net unamortized debt issuance costs	—	(465)
Less: net unamortized debt discount	—	(480)
Senior Term Loan due December 2021, net	—	15,055
	4,441	23,886
Less: Current maturities	(1,033)	(18,441)
Total long-term debt	$3,408	$5,445
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
On June 1, 2021 and prior to the Senior Term Loan's maturity date, the Company paid-off in its entirety the Senior Term Loan and all remaining accrued interest through this date. The Company did not incur any prepayment fees associated with the early pay-off.
Line of Credit
In September 2013, ADA, as borrower, and the Company, as guarantor, entered into a line credit (the "Line of Credit") with a bank (the "Lender") for an aggregate borrowing amount of $10.0 million, which was secured by certain amounts due to the Company from certain Tinuum Group RC leases. The Line of Credit has been amended 16 times from the period from December 2, 2013 through September 30, 2021 and included a reduction in the borrowing amount to $5.0 million in September 2018.
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
As of September 30, 2021 and December 31, 2020, there were no outstanding borrowings under the Line of Credit.
Note 9 - Leases
As of September 30, 2021 and December 31, 2020, the Company had obligations under finance leases of $4.4 million and $5.5 million, respectively, and obligations under operating leases of $6.9 million and $3.0 million, respectively. As of September 30, 2021 and December 31, 2020, the Company had right of use ("ROU") assets, net of accumulated amortization, under finance leases of $1.9 million and $2.4 million, respectively, and ROU assets, net of accumulated amortization, under operating leases of $6.4 million and $1.9 million, respectively.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Finance leases
ROU assets under finance leases and finance lease liabilities are included in Property, plant and equipment and Current portion and Long-term portion of borrowings, respectively, in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020. Interest expense related to finance lease liabilities and amortization of ROU assets under finance leases are included in Interest expense and Depreciation, amortization, depletion and accretion, respectively, in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and September 30, 2020.
Operating leases
ROU assets under operating leases and operating lease liabilities are included in Other long-term assets and Other current liabilities and Other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.
Lease expense for operating leases for the three and nine months ended September 30, 2021 was $1.1 million and $3.1 million, respectively, of which $1.0 million and $2.7 million, respectively, is included in Consumables - cost of revenue, exclusive of depreciation and amortization, and $0.1 million and $0.4 million, respectively, is included in General and administrative in the Condensed Consolidated Statement of Operations. Lease expense for operating leases for the three and nine months ended September 30, 2020 was $1.1 million and $3.5 million, respectively, of which $1.0 million and $2.9 million, respectively, is included in Consumables - cost of revenue, exclusive of depreciation and amortization, and $0.1 million and $0.6 million, respectively, is included in General and administrative in the Condensed Consolidated Statement of Operations.
Lease financial information as of and for the three and nine months ended September 30, 2021 and 2020 is provided in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$152	$258	$500	$1,237
Interest on lease liabilities	74	88	223	275
Operating lease cost	852	412	1,764	1,941
Short-term lease cost	288	671	1,261	1,377
Variable lease cost (1)	9	10	30	147
Total lease cost	$1,375	$1,439	$3,778	$4,977

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			$223	$275
Operating cash flows from operating leases			$2,514	$1,678
Financing cash flows from finance leases			$1,085	$1,026
Right-of-use assets obtained in exchange for new finance lease liabilities			$—	$158
Right-of-use assets obtained in exchange for new operating lease liabilities			$6,392	$59
Weighted-average remaining lease term - finance leases			3.1 years	3.7 years
Weighted-average remaining lease term - operating leases			3.1 years	2.0 years
Weighted-average discount rate - finance leases			6.4%	6.1%
Weighted-average discount rate - operating leases			6.6%	8.5%
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
Trade receivables, net
The following table shows the components of the Company's Trade receivables, net:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Trade receivables	$13,138	$12,241
Less: Allowance for doubtful accounts	(5)	(37)
Trade receivables, net	$13,133	$12,204
Cabot Receivable
The following table shows the components of the Cabot Receivable:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Receivables, net	$2,146	$921
Other long-term assets, net	6,812	8,852
Total Cabot Receivable	$8,958	$9,773

Disaggregation of Revenue and Earnings from Equity Method Investments
For the three and nine months ended September 30, 2021 and 2020, all performance obligations related to revenues recognized were satisfied at a point in time. The Company disaggregates its revenues by major components as well as between its two reportable segments, which are further discussed in Note 17 to the Condensed Consolidated Financial Statements. The following tables disaggregate revenues by major component for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Segment			Segment
	APT	RC	Total	APT	RC	Total
Revenue component
Consumables	$24,689	$—	$24,689	$57,696	$—	$57,696
License royalties, related party	—	4,165	4,165	—	11,888	11,888
Revenues from customers	24,689	4,165	28,854	57,696	11,888	69,584

Earnings from equity method investments	—	22,195	22,195	—	61,944	61,944

Total revenues from customers and earnings from equity method investments	$24,689	$26,360	$51,049	$57,696	$73,832	$131,528

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Segment			Segment
	APT	RC	Total	APT	RC	Total
Revenue component
Consumables	$15,844	$—	$15,844	$33,231	$—	$33,231
License royalties, related party	—	3,627	3,627	—	9,986	9,986
Revenues from customers	15,844	3,627	19,471	33,231	9,986	43,217

Earnings from equity method investments	—	9,518	9,518	—	25,959	25,959

Total revenues from customers and earnings from equity method investments	$15,844	$13,145	$28,989	$33,231	$35,945	$69,176
Note 11 - Commitments and Contingencies
Legal Proceedings
The Company is from time to time subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes, the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements, and judgments where management has assessed that a loss is probable and an amount can be reasonably estimated. There were no significant legal proceedings as of September 30, 2021.
Restricted Cash
As of September 30, 2021 and December 31, 2020, the Company had short-term restricted cash of $6.0 million and $5.0 million, respectively, as required under a minimum cash balance requirement of a Line of Credit covenant, and long-term restricted cash of $10.0 million and $5.0 million, respectively, as required under the Surety Agreement.
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
Retention Agreements
The Company entered into agreements with its executive officers and certain other key employees of the organization ("Retention Agreements"). The Retention Agreements are for the benefit of retaining those officers and key employees in order to maintain the Company’s current business operations while it pursues and executes on its strategic initiatives. The Retention Agreements with the executive officers were approved by the Board of Directors on May 5, 2021. The Company is recognizing expense over the expected service period, which is based on certain conditions outlined in the Retention Agreements. As of September 30, 2021, the Company had accrued $0.8 million, which is included in the Accrued payroll and related liabilities line item on the Condensed Consolidated Balance Sheet.

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
Under the Stock Repurchase Program, for the three and nine months ended September 30, 2021, the Company did not repurchase any shares. For the three and nine months ended September 30, 2020, the Company purchased zero and 20,613 shares, respectively, of its common stock for cash of zero and $0.2 million, respectively, inclusive of commissions and fees. As of September 30, 2021, the Company had $7.0 million remaining under the Stock Repurchase Program.
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
Total stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
RSA expense	$435	$411	$1,353	$1,892
PSU expense	54	15	123	178
Total stock-based compensation expense	$489	$426	$1,476	$2,070

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The amount of unrecognized compensation cost as of September 30, 2021, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of September 30, 2021
(in thousands)	Unrecognized Compensation Cost	Expected Weighted- Average Period of Recognition (in years)
RSA expense	$2,558	2.01
PSU expense	438	1.99
Total unrecognized stock-based compensation expense	$2,996	2.01
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
A summary of RSA activity under the Company's various stock compensation plans for the nine months ended September 30, 2021 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2021	373,860	$7.25
Granted	441,109	$5.53
Vested	(193,624)	$7.44
Forfeited	(54,299)	$5.80
Non-vested at September 30, 2021	567,046	$5.99
Performance Share Units
Compensation expense is recognized for PSU awards on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant using a Monte Carlo simulation model. A summary of PSU activity for the nine months ended September 30, 2021 is presented below:

	Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
PSU's outstanding, January 1, 2021	50,127	$6.17
Granted	62,448	7.09
Vested / Settled	—	—
Forfeited / Canceled	—	—
PSU's outstanding, September 30, 2021	112,575	$6.68	$719	1.99

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 14 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of Prepaid expenses and other assets and Other long-term assets, net as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Prepaid expenses and other assets:
Prepaid expenses	$2,370	$1,690
Prepaid income taxes and income tax refunds	1,038	1,605
Other	1,206	1,302
	$4,614	$4,597
Other long-term assets, net:
Cabot Receivable (1)	$6,812	$8,852
Upfront Customer Consideration (1)	7,109	7,490
Mine development costs, net	5,291	4,338
Right of use assets, operating leases, net	6,399	1,930
Spare parts, net	4,316	3,727
Mine reclamation asset, net	1,644	1,712
Highview Investment	552	552
Other	1,278	1,388
	$33,401	$29,989
(1) See further discussion of Upfront Customer Consideration in Note 3 and Cabot Receivable in Note 4 and Note 10.
Spare parts include critical spares required to support plant operations. Parts and supply costs are determined using the lower of cost or estimated replacement cost. Parts are recorded as maintenance expenses in the period in which they are consumed.
Mine development costs include acquisition costs, the cost of other development work and mitigation costs related to the Five Forks Mine and are depleted over the estimated life of the related mine reserves. The Company performs an evaluation of the recoverability of the carrying value of mine development costs to determine if facts and circumstances indicate that their carrying value may be impaired and if any adjustment is warranted. There were no indicators of impairment as of September 30, 2021. Mine reclamation asset, net represents an asset retirement obligation ("ARO") asset related to the Five Forks Mine and is depreciated over the estimated life of the Five Forks Mine.
The Company holds a long-term investment (the "Highview Investment") in Highview Enterprises Limited ("Highview"), a UK-based developmental stage company specializing in power storage. The Company accounts for the Highview Investment as an investment recorded at cost, less impairment, plus or minus observable changes in price for identical or similar investments of the same issuer.
The Highview Investment is evaluated for indicators of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. There were no changes to the carrying value of the Highview Investment for the three and nine months ended September 30, 2021 as there were no indicators of impairment or observable price changes for identical or similar investments.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Other current liabilities:
Current portion of operating lease obligations	$2,289	$1,883
Current portion of mine reclamation liability	4,856	9,370
Income and other taxes payable	2,409	1,305
Other current liabilities	312	438
	$9,866	$12,996
Other long-term liabilities:
Mine reclamation liabilities	$8,028	$12,077
Operating lease obligations, long-term	4,582	1,109
Other long-term liabilities	208	287
	$12,818	$13,473
The Mine reclamation liability related to the Five Forks Mine is included in Other long-term liabilities. The Mine reclamation liability related to Marshall Mine, which was assumed in the Marshall Mine Acquisition, is included in Other current liabilities and Other long-term liabilities. The Mine reclamation liabilities represent AROs. Changes in the AROs were as follows:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Asset retirement obligation, beginning of period	$21,447	$2,721
Asset retirement obligation assumed	—	21,328
Accretion	901	543
Liabilities settled	(7,522)	(3,565)
Changes due to scope and timing of reclamation	(1,942)	420
Asset retirement obligations, end of period	12,884	21,447
Less current portion	4,856	9,370
Asset retirement obligation, long-term	$8,028	$12,077
As discussed in Note 4, as of June 30, 2021, the Company reduced the Mine reclamation liability related to Marshall Mine by $1.9 million based on scope reductions for future reclamation requirements. The Company recorded a corresponding gain on change in estimate, which is included in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.

Supplemental Condensed Consolidated Statements of Operations Information
The following table details the components of Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Interest on Senior Term Loan	$—	$339	$207	$1,453
Debt discount and debt issuance costs	—	355	946	1,064
453A interest	3	94	10	254
Other	83	93	253	282
	$86	$881	$1,416	$3,053
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
As of June 30, 2020, the Company completed an undiscounted cash flow analysis of its APT segment's long-lived assets (the "Asset Group"), which are comprised of its manufacturing plant (the "Red River Plant") and related assets and its lignite mine assets, and estimated the undiscounted cash flows from the Asset Group at $54.7 million, which was less than the carrying value of the Asset Group of $58.3 million. Accordingly, the Company completed an assessment of the Asset Group’s fair value and estimated the fair value of the Asset Group at $32.2 million. This resulted in an impairment and write-down of the Asset Group (the "Impairment Charge") of $26.1 million as of June 30, 2020, which is reflected as "Impairment of long-lived assets" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.
The following table summarizes the allocation to the Asset Group of the Impairment Charge of $26.1 million recorded as of June 30, 2020:

(in thousands)
Property, plant and equipment, net	$18,986
Intangible assets, net	1,445
Other long-term assets, net	5,672
Total impairment	$26,103
The Company engaged an independent third party to perform the valuation of the Asset Group in order to determine the estimated fair value of the Asset Group. This valuation was based on the use of several established valuation models including an expected future discounted cash flow model based on cash flows expected to be generated by market participants discounted at the risk-free rate of interest. Because of the continued future uncertainty surrounding the level of coal-fired dispatch, the impact of volatile natural gas prices and other estimates impacting the expected future cash flow, it is reasonably possible that the expected future cash flows may change in the near term and may result in the Company recording additional impairment of the Asset Group.
As of September 30, 2021, the Company determined that there was no additional impairment of the Asset Group.
Note 16 - Income Taxes
For the three and nine months ended September 30, 2021 and 2020, the Company's income tax expense and effective tax rates based on forecasted pretax income were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for rate)	2021	2020	2021	2020
Income tax expense	$4,581	$854	$14,013	$1,315
Effective tax rate	16%	15%	20%	(7)%
The effective rate for the three and nine months ended September 30, 2021 was lower than the federal statutory rate primarily from the impact of a decrease in the valuation allowance recorded against deferred tax assets as of September 30, 2021.
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
Note 17 - Business Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company's chief operating decision maker ("CODM"), or a decision-making group, to allocate

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
resources and assess financial performance. As of September 30, 2021, the Company's CODM was the Company's CEO. The Company's operating and reportable segments are identified by products and services provided.
As of September 30, 2021, the Company has two reportable segments: (1) Refined Coal ("RC"); and (2) Advanced Purification Technologies ("APT"). Effective December 31, 2020, and as reported in the 2020 Form 10-K, the Company revised its segments to RC and APT, and amounts for the three and nine months ended September 30, 2020 have been recast to conform with the current year presentation. Both Tinuum Group and Tinuum Services are significantly winding down their operations due to the expected expiration of the Section 45 tax credit period as of December 31, 2021. As such, the Company's earnings and distributions from our RC segment will substantially cease as of December 31, 2021.
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
As of September 30, 2021 and December 31, 2020, substantially all of the Company's material assets are located in the U.S. and substantially all significant customers are U.S. companies. The following table presents the Company's operating segment results for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenues:
Refined Coal:
Earnings in equity method investments	$22,195	$9,518	$61,944	$25,959
License royalties, related party	4,165	3,627	11,888	9,986
	26,360	13,145	73,832	35,945
Advanced Purification Technologies:
Consumables	24,689	15,844	57,696	33,231
	24,689	15,844	57,696	33,231
Total segment reporting revenues	51,049	28,989	131,528	69,176

Adjustments to reconcile to reported revenues:
Earnings in equity method investments	(22,195)	(9,518)	(61,944)	(25,959)
Total reported revenues	$28,854	$19,471	$69,584	$43,217

Segment operating income (loss):
Refined Coal	$26,341	$12,817	$73,517	$34,454
Advanced Purification Technologies (1) (2)	4,591	(3,280)	4,864	(40,649)
Total segment operating income (loss)	$30,932	$9,537	$78,381	$(6,195)
(1) Included in APT segment operating income (loss) for the three and nine months ended September 30, 2021 and 2020 is $2.0 million and $5.7 million, $1.6 million and $5.4 million, respectively, of depreciation, amortization, depletion and accretion expense on mine and Red River Plant long-lived assets and liabilities and $0.1 million, $0.4 million, zero and zero, respectively, of amortization of Upfront Customer Consideration.
(2) Included in APT segment operating income for the nine months ended September 30, 2021 is $1.9 million gain related to the change in the Marshall Mine ARO as of September 30, 2021.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A reconciliation of reportable segment operating income to consolidated income (loss) before income tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Total reported segment operating income (loss)	$30,932	$9,537	$78,381	$(6,195)
Adjustments to reconcile to income (loss) before income (loss) tax expense attributable to the Company:
Corporate payroll and benefits	(690)	(587)	(2,155)	(2,444)
Corporate legal and professional fees	(1,024)	(1,176)	(4,154)	(3,850)
Corporate general and administrative	(1,011)	(1,116)	(3,236)	(4,273)
Corporate depreciation and amortization	(132)	(148)	(408)	(337)
Corporate interest income (expense), net	54	(680)	(944)	(2,446)
Other income, net	705	(1)	1,109	128
Income (loss) before income tax expense	$28,834	$5,829	$68,593	$(19,417)
Corporate general and administrative expenses include certain costs that benefit the business as a whole but are not directly related to one of the Company's segments. Such costs include, but are not limited to, accounting and human resources staff, information systems costs, legal fees, facility costs, audit fees and corporate governance expenses.
A reconciliation of reportable segment assets to consolidated assets is as follows:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Assets:
Refined Coal (1)	$7,182	$11,516
Advanced Purification Technologies (2)	83,862	80,877
Total segment assets	91,044	92,393
All Other and Corporate (3)	90,729	54,278
Consolidated	$181,773	$146,671
(1) Includes $2.9 million and $7.7 million of investments in equity method investees as of September 30, 2021 and December 31, 2020, respectively.
(2) Includes $37.0 million and $34.6 million of long-lived assets, net.
(3) Includes the Company's deferred tax assets of $1.6 million and $10.6 million as of September 30, 2021 and December 31, 2020, respectively. Also includes Cash, cash equivalents and restricted cash of $82.1 million and $17.2 million as of September 30, 2021 and December 31, 2020.
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

	As of September 30, 2021		As of December 31, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Instruments:
Highview Investment	$552	$552	$552	$552
Highview Obligation	$226	$226	$228	$228

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Concentration of credit risk
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company holds cash and cash equivalents at three financial institutions as of September 30, 2021. If an institution was unable to perform its obligations, the Company would be at risk regarding the amount of cash and investments in excess of the Federal Deposit Insurance Corporation limits (currently $250 thousand) that would be returned to the Company.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2021 and December 31, 2020, the Company had no financial instruments carried and measured at fair value on a recurring basis.
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
The results of operations discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are those of Advanced Emissions Solutions, Inc. ("ADES") and its consolidated subsidiaries, collectively, the "Company," "we," "our" or "us."
Overview
We operate two segments: RC and APT. Our RC segment is comprised of our equity ownership in Tinuum Group and Tinuum Services, both of which are unconsolidated entities in which we generate substantial earnings. Tinuum Group provides reduction of mercury and NOx emissions at select coal-fired power generators through the production and sale of RC that qualifies for Section 45 tax credits under IRC Section 45. We benefit from Tinuum Group's production and sale of RC, which generates tax credits, as well as its revenue from selling or leasing RC facilities to tax equity investors. We also earn royalties for technologies that we license to Tinuum Group and are used at certain RC facilities to enhance combustion and reduced emissions of NOx and mercury from coal burned to generate electrical power. Tinuum Services operates and maintains the RC facilities under operating and maintenance agreements with Tinuum Group and owners or lessees of the RC facilities. Both Tinuum Group and Tinuum Services are winding down their operations due to the expected expiration of the Section 45 tax credit period as of December 31, 2021. As of September 30, 2021, Tinuum Group ceased operating seven RC facilities, with the remaining RC facilities expected to cease operations during the fourth quarter of 2021. As such, our earnings and distributions from our RC segment will substantially cease as of December 31, 2021.
Our APT segment is primarily operated through Carbon Solutions. We sell consumable products that utilize AC and chemical based technologies to a broad range of customers, including coal-fired utilities, industrials, water treatment plants, and other diverse markets through a customer supply agreement described below. Our primary products are comprised of AC, which is produced from lignite coal. Our AC products include both powdered activated carbon ("PAC") and granular activated carbon ("GAC"). Our proprietary technologies and associated product offerings provide purification solutions to enable our customers to reduce certain contaminants and pollutants to meet the challenges of existing and potential regulations. Additionally, we own an associated lignite mine that supplies the primary raw material for manufacturing our products.
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
In the APT segment, demand is driven primarily by consumables-based solutions for coal-fired power generation and other industrials, municipal water customers, and since the fourth quarter of 2020, demand from Cabot's customers through the Supply Agreement discussed below. Operating results in the APT segment has been influenced by: (1) changes in our sales volumes; (2) changes in price and product mix; and (3) changes in coal-fired dispatch and electricity power generation sources. During the three months ended September 30, 2021, we have continued to see increases in demand for our AC product. As such, we continue to purchase inventory to meet our customer demands.
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
In conjunction with the execution of the Supply Agreement and the Mine Purchase Agreement, on September 30, 2020, we entered into the Reclamation Contract with a third party that provides a capped cost, subject to certain contingencies, in the amount of approximately $19.7 million plus an obligation to pay certain direct costs estimated to be $3.6 million (collectively, the "Reclamation Costs") over the estimated reclamation period of 10 years. We are accounting for this obligation as an asset retirement obligation under U.S. GAAP ("ARO"). Under the terms of the Supply Agreement, Cabot is obligated to reimburse us for $10.2 million of Reclamation Costs (the "Reclamation Reimbursements"), which are payable semi-annually over 13 years and inclusive of interest. For the three and nine months ended September 30, 2021, we settled $2.5 million and $7.5 million of Reclamation Costs, respectively.
As the owner of the Marshall Mine, we were required to post a surety bond with a third party to ensure performance of our reclamation activities in the amount of $30.0 million under the Surety Agreement. On June 7, 2021, the third party agreed to reduce the Surety Bond amount to $16.6 million. As of September 30, 2021, we were required to post collateral of $10.0 million in the form of restricted cash for the obligations due under the Reclamation Contract.
As of June 30, 2021, we revised our estimate of future obligations owed for reclamation of the Marshall Mine primarily based on scope reductions related to future reclamation requirements. As a result, we reduced the Marshall Mine ARO by $1.9 million as of June 30, 2021 and recorded a corresponding gain on change in estimate in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.
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
In response to the COVID-19 outbreak, in March 2020, the federal government passed the CARES Act. The CARES Act provided, among other things, the deferral of payroll tax payments for all payroll taxes incurred through December 31, 2020 and created the Paycheck Protection Program ("PPP"), which is sponsored and administered by the U.S. Small Business Administration ("SBA"). On April 20, 2020, we executed a loan agreement (the "PPP Loan") under the PPP, evidenced by a promissory note, with BOK, NA dba Bank of Oklahoma ("BOK"), providing for $3.3 million in proceeds, which was funded to us on April 21, 2020. In June 2020, the Paycheck Protection Program Flexibility Act of 2020 (the "PPPFA") was signed into law and established the payment dates in the event that amounts borrowed under the PPP are not forgiven. The PPP Loan was scheduled to mature on April 21, 2022, unless forgiven subject to terms and conditions established by the SBA. We recorded the PPP Loan as a debt obligation and accrued interest over its term. See further discussion in "Results of Operations" under this Item 2.
We elected to defer payments of payroll taxes for the periods allowed under the CARES Act and will repay 50% by December 31, 2021 and 50% by December 31, 2022. As of September 30, 2021, total payroll tax payments deferred under the CARES Act were $0.4 million.

Our customers may also be impacted by COVID-19 pandemic as the utilization of energy has changed. We cannot predict the long-term impact on our customers and the subsequent impact on our business.
Results of Operations
For the three and nine months ended September 30, 2021, we recognized net income of $24.3 million and $54.6 million, respectively, compared to net income of $5.0 million and net loss of $20.7 million for the three and nine months ended September 30, 2020.
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
Comparison of the Three Months Ended September 30, 2021 and 2020
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the three months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2021	2020	($)	(%)
Revenues:
Consumables	$24,689	$15,844	$8,845	56%
License royalties, related party	4,165	3,627	538	15%
Total revenues	$28,854	$19,471	$9,383	48%
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	$17,952	$15,013	$2,939	20%
Consumables and consumables cost of revenue
For the three months ended September 30, 2021, consumables revenues increased from the comparable quarter in 2020 primarily from higher product volumes, which comprised $7.9 million of the total change in consumables revenues. Product volumes were higher in power generation primarily due to higher natural gas prices compared to the prior year quarter, which contributed to increased demand for our products. In addition, product sales increased under the Supply Agreement from the prior year quarter as we began product shipments under this agreement beginning in the fourth quarter of 2020. Total revenues also increased due to favorable pricing mix of our products by approximately $1.7 million. Negatively impacting revenues quarter over quarter was less favorable product mix of approximately $0.8 million. For the three months ended September 30, 2021, there was an increase in overall energy demand and an increase in natural gas prices compared to the prior quarter, both of which caused an increase in demand for our products.
Our gross margin, exclusive of depreciation and amortization, increased for the three months ended September 30, 2021 compared to the corresponding quarter in 2020 primarily due to the higher product volumes, which resulted in lower fixed costs per pound. Offsetting these improvements from higher product volumes for the three months ended September 30, 2021, gross margin was negatively impacted by having to purchase inventory, rather than produce it, due to increased demand for our products and high utilization of the Red River Plant. We expect to continue purchasing inventory for the remainder of 2021 and into 2022 as a result of lost production in the second quarter of 2021, ongoing increased demand for our products and high Red River Plant utilization.
We expect that consumable revenues and gross margin will be positively impacted by our product price increase announced in the second quarter of 2021 and our efforts to improve our customer base and move our product mix to higher margin products. We anticipate that the product price increases will also help offset the increase in operating costs from purchasing inventory.
Consumables revenues continues to be affected by electricity demand driven by seasonal weather and related power generation needs, as well as competitor prices related to alternative power generation sources such as natural gas. According to data provided by the U.S. Energy Information Administration ("EIA"), for the three months ended September 30, 2021, power generation from coal-fired power dispatch increased approximately 15% compared to the corresponding quarter in 2020.

License royalties, related party
For the three months ended September 30, 2021 and 2020, there were 15.2 million tons and 14.6 million tons, respectively, of RC produced using M-45TM and M-45-PCTM technologies ("M-45 Technology"), which Tinuum Group licenses from us ("M-45 License"). M-45 License royalties increased for the three months ended September 30, 2021 primarily from higher tonnage compared to the three months ended September 30, 2020. This was primarily a result of an increase quarter over quarter in RC facilities that use the M-45 Technology as well as higher tonnage. Further, these increases attributed to the royalty rate per ton increasing quarter over quarter. Both Tinuum Group and Tinuum Services are winding down their operations due to the expected expiration of the Section 45 tax credit period as of December 31, 2021. As such, we do not expect to earn M-45 License royalties after December 31, 2021.
Additional information related to revenue concentrations and contributions by class and reportable segment can be found within the Business Segments discussion and in Note 17 to the Condensed Consolidated Financial Statements.
Other Operating Expenses
A summary of the components of our operating expenses for the three months ended September 30, 2021 and 2020, exclusive of cost of revenue items (presented above), is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2021	2020	($)	(%)
Operating expenses:
Payroll and benefits	$2,637	$2,285	$352	15%
Legal and professional fees	1,106	1,321	(215)	(16)%
General and administrative	1,715	1,900	(185)	(10)%
Depreciation, amortization, depletion and accretion	2,145	1,777	368	21%
	$7,603	$7,283	$320	4%
Payroll and benefits
Payroll and benefits expenses, which represent costs related to selling, general and administrative personnel, increased for the three months ended September 30, 2021 compared to the corresponding quarter in 2020 primarily due to an increase in expense related to the agreements with our executive officers and certain other key employees ("Retention Agreements") of $0.4 million. Offsetting this increase was a decrease in our headcount by approximately $0.1 million. See below for additional information on the Retention Agreements.
Legal and professional fees
Legal and professional fees decreased for the three months ended September 30, 2021 compared to the corresponding quarter in 2020 as a result of cost reductions related to professional services of $0.2 million and legal fees of $0.2 million. Offsetting these decreases was an increase in costs related to our strategic alternatives, including consulting and legal fees of $0.2 million.
General and administrative
General and administrative expenses decreased for the three months ended September 30, 2021 compared to the corresponding quarter in 2020 primarily due to a reduction of general and administrative expenses of $0.1 million and product development costs of $0.1 million.
Depreciation, amortization, depletion and accretion
Depreciation and amortization expense increased for the three months ended September 30, 2021 compared to the corresponding quarter in 2020 due to an increase in accretion expense of $0.2 million related to the Marshall Mine ARO and an increase in depreciation expense of $0.2 million due to fixed asset additions in the third quarter of 2021.

Other Income (Expense), net
A summary of the components of other income (expense), net for the three months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2021	2020	($)	(%)
Other income (expense):
Earnings from equity method investments	$22,195	$9,518	$12,677	133%
Gain on extinguishment of debt	3,345	—	3,345	*
Interest expense	(86)	(881)	795	(90)%
Other	81	17	64	376%
Total other income	$25,535	$8,654	$16,881	195%
* Calculation not meaningful
Earnings from equity method investments
The following table details the components of our respective equity method investments included in the Earnings from equity method investments line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(in thousands)	2021	2020
Earnings from Tinuum Group	$19,975	$7,260
Earnings from Tinuum Services	2,223	2,257
(Loss) earnings from other	(3)	1
Earnings from equity method investments	$22,195	$9,518
Earnings from equity method investments, and changes related thereto, are impacted by our significant equity method investees: Tinuum Group and Tinuum Services.
For the three months ended September 30, 2021, we recognized $20.0 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $10.7 million for the quarter. The difference between our pro-rata share of Tinuum Group's net income and our earnings from the Tinuum Group equity method investment as reported on the Condensed Consolidated Statements of Operations is the result of cumulative distributions received from Tinuum Group being in excess of the carrying value of the investment, and therefore we recognize such excess distributions as equity method earnings in the period the distributions occur.
For the three months ended September 30, 2020, we recognized $7.3 million in equity earnings from Tinuum Group, which was equal to our proportionate share of Tinuum Group's net income for the respective quarter.
See further discussion of quarter over quarter changes in Earnings from Equity Investments in "Business Segments" under this Item. Additional information related to equity method investments is included in Note 6 to the Condensed Consolidated Financial Statements included in Part I - Item 1 of this Report.
For the remainder of 2021, we expect to recognize such excess contributions as equity method earnings in the period the distributions occur, limited to the carrying value of the Tinuum Group equity investment.
Gain on extinguishment of debt
On July 27, 2021, we received formal notification in the form of a letter dated July 19, 2021 from BOK that the SBA approved our PPP Loan forgiveness application for the PPP Loan in the amount of $3.3 million (including accrued interest). For the three months ended September 30, 2021, we recorded a gain on extinguishment of the PPP Loan in the amount of $3.3 million in the Condensed Consolidated Statements of Operations, which is included as a component of "Other income (expense)."

Interest expense
For the three months ended September 30, 2021, interest expense decreased $0.8 million compared to the three months ended September 30, 2020 primarily due to a reduction in interest expense related to the Senior Term Loan, as the principal balance was reduced from payments of $22.0 million made during the period from September 30, 2020 to September 30, 2021. Further, the Senior Term Loan was paid-off in its entirety as of June 1, 2021.
Income tax expense
For the three months ended September 30, 2021, we recorded income tax expense of $4.6 million compared to income tax expense of $0.1 million for the three months ended September 30, 2020. The increase in income tax expense quarter over quarter was primarily due to higher pretax income for the three months ended September 30, 2021 of $28.8 million compared to pretax income for the three months ended September 30, 2020 of $5.8 million.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2021	2020	($)	(%)
Revenues:
Consumables	$57,696	$33,231	$24,465	74%
License royalties, related party	11,888	9,986	1,902	19%
Total revenues	$69,584	$43,217	$26,367	61%
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	$43,726	$33,920	$9,806	29%
Consumables and consumables cost of revenue
For the nine months ended September 30, 2021, consumables revenues increased from the comparable period in 2020 primarily driven by higher product volumes, which comprised approximately $22.5 million of the total change in consumables revenues. Product volumes were higher in power generation primarily due to higher natural gas prices compared to the prior year period, which contributed to increased demand for our products. In addition, product sales increased under the Supply Agreement from the prior year period as we began product shipments under this agreement beginning in the fourth quarter of 2020. Total revenues also increased due to favorable price impact of our products by approximately $4.6 million. Less favorable product mix negatively impacted consumables revenues period over period by approximately $2.6 million.
Volumes were positively impacted by seasonal weather and an increase of 3.6% in overall power generation period over period. As well, according to data provided by EIA, power generation from coal-fired power dispatch increased approximately 26% period over period.
Our gross margin, exclusive of depreciation and amortization, increased for the nine months ended September 30, 2021 compared to the corresponding period in 2020 primarily due to the higher product volumes, which resulted in lower fixed cost per pound compared to the prior year period. Offsetting higher gross margin from higher product volumes for the nine months ended September 30, 2021, were additional costs incurred associated with having to purchase inventory and temporary outages at the Red River Plant for the three months ended June 30, 2021.
Consumables cost of revenue was negatively impacted for the nine months ended September 30, 2020 due to safety actions taken by us to provide for continued operation of the Red River Plant in response to COVID-19.
License royalties, related party
For the nine months ended September 30, 2021 and 2020, there were 42.7 million tons and 35.7 million tons, respectively, of RC produced using the M-45 Technology under the M-45 License. This was primarily a result of an increase quarter over quarter in RC facilities that use the M-45 Technology as well as increased tonnage. While tonnage increased period over period, the royalty rate per ton remained the same due to a majority of the RC contracts having fixed lease payments such that increased tonnage did not result in an incremental increase in earnings.

Additional information related to revenue concentrations and contributions by class and reportable segment can be found within the segment discussion below and in Note 17 to the Condensed Consolidated Financial Statements.
Other Operating Expenses
A summary of the components of our operating expenses, exclusive of cost of revenue items (presented above), for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2021	2020	($)	(%)
Operating expenses:
Payroll and benefits	$8,014	$8,839	$(825)	(9)%
Legal and professional fees	4,340	4,386	(46)	(1)%
General and administrative	5,223	6,693	(1,470)	(22)%
Depreciation, amortization, depletion and accretion	6,155	5,807	348	6%
Impairment of long-lived assets	—	26,103	(26,103)	(100)%
Gain on change in estimate, asset retirement obligation	(1,942)	—	(1,942)	*
	$21,790	$51,828	$(30,038)	(58)%
* Calculation not meaningful
Payroll and benefits
Payroll and benefits expenses decreased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to expenses taken during the nine months ended September 30, 2020 of $1.2 million in payroll-related expenses associated with the resignation of a former executive. Additionally, payroll expenses decreased by approximately $0.4 million due to a decrease in headcount between the two periods. Offsetting these decreases was an increase in expense of $0.8 million related to the Retention Agreements.
Legal and professional fees
Legal and professional fees remained relatively flat for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to an increases in consulting fees of $0.1 million and legal fees of $0.3 million offset by a decrease in outsourced IT costs specific to the completion of the integration of Carbon Solutions of $0.4 million.
General and administrative
General and administrative expenses decreased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to a decrease in product development expenses of approximately $0.8 million related to the Supply Agreement, a decrease in costs incurred due to the sequestration of certain of our employees at the Red River Plant of approximately $0.3 million and reductions in general and administrative expenses, including recruiting and licenses and fees of approximately $0.5 million. Offsetting these decreases was an increase in property taxes of approximately $0.2 million.
Depreciation and amortization
Depreciation and amortization expense increased for the nine months ended September 30, 2021 compared to the same period in 2020 due to higher production volumes during the nine months ended September 30, 2021, resulting in $0.3 million more absorption of depreciation in inventory. Further driving the increase was accretion expense of $0.7 million related to the Marshall Mine ARO and an increase in amortization expense of $0.1 million related to patents. Offsetting these increases was a reduction in depreciation expense of $0.9 million related to a lower depreciable base for the nine months ended September 30, 2021 as a result of the Impairment Charge recorded in the second quarter of 2020 that reduced the carrying value of our property, plant, and equipment as of June 30, 2020.
Impairment of long-lived assets
As previously discussed, as of June 30, 2020, we recorded the Impairment Charge of $26.1 million, which is included in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.
Gain on change in estimate, asset retirement obligation
As previously discussed, we recorded a gain on change in estimate of $1.9 million related to a reduction in scope of our future reclamation efforts of the Marshall Mine, which is included in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.

Other Income (Expense), net
A summary of the components of our other income (expense), net for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2021	2020	($)	(%)
Other income (expense):
Earnings from equity method investments	$61,944	$25,959	$35,985	139%
Gain on extinguishment of debt	3,345	—	3,345	*
Interest expense	(1,416)	(3,053)	1,637	(54)%
Other	652	208	444	213%
Total other income	$64,525	$23,114	$41,411	179%
* Calculation not meaningful

Earnings from equity method investments
The following table details the components of our respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Earnings from Tinuum Group	$55,462	$20,462
Earnings from Tinuum Services	6,485	5,498
Loss from other	(3)	(1)
Earnings from equity method investments	$61,944	$25,959
As of September 30, 2021 and 2020, Tinuum Group had 16 and 21 invested RC facilities, respectively, that were generating revenues.
For the nine months ended September 30, 2021, we recognized $55.5 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $33.6 million for the period. The difference between our pro-rata share of Tinuum Group's net income and our earnings from Tinuum Group equity method investment as reported on the Condensed Consolidated Statements of Operations is the result of cumulative distributions received from Tinuum Group being in excess of the carrying value of the investment, and therefore we recognize such excess distributions as equity method earnings in the period the distributions occur.
For the nine months ended September 30, 2020, we recognized $20.5 million in equity earnings from Tinuum Group, which was equal to our proportionate share of Tinuum Group's net income for the respective period.
See further discussion of period over period changes in Earnings from Equity Investments in "Business Segments" under this Item. Additional information related to equity method investments is included in Note 6 to the Condensed Consolidated Financial Statements included in Part I - Item 1 of this Report.
Gain on extinguishment of debt
As previously discussed, we recorded a gain on extinguishment of debt related to the SBA approval of the Company's PPP Loan forgiveness application for the PPP Loan in the amount of $3.3 million (including accrued interest).
Interest expense
For the nine months ended September 30, 2021, interest expense decreased $1.6 million compared to the nine months ended September 30, 2020 primarily due to interest expense incurred in the nine months ended September 30, 2021 related to the Senior Term Loan, as the principal balance was reduced from payments of $22.0 million made during the period from September 30, 2020 to September 30, 2021. The remaining decrease in interest expense related to lower 453A interest from a reduction in the deferred balance related to Section 453A during the period from September 30, 2020 to September 30, 2021.

Income tax expense
For the nine months ended September 30, 2021, we recorded income tax expense of $14.0 million compared to income tax expense of $0.5 million for the nine months ended September 30, 2020. The increase in income tax expense period over period was primarily due to pretax income for the nine months ended September 30, 2021 of $68.6 million compared to a pretax loss for the nine months ended September 30, 2020 of $19.4 million.
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
We define Consolidated EBITDA as net income adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: depreciation, amortization, depletion, accretion, amortization of upfront customer consideration that was recorded as a component of the Marshall Mine Acquisition ("Upfront Customer Consideration"), interest expense, net and income tax expense. We define Consolidated Adjusted EBITDA as Consolidated EBITDA reduced by the non-cash impact of equity earnings from equity method investments, gain on change in estimate of asset retirement obligations and gain on extinguishment of debt and increased by cash distributions from equity method investments and impairment of long-lived assets. Because Consolidated Adjusted EBITDA omits certain non-cash items, we believe that the measure is less susceptible to variances that affect our operating performance.
We define APT Segment EBITDA (loss) as APT Segment Operating Income (loss) adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: depreciation, amortization, depletion, accretion and interest expense, net and amortization of Upfront Customer Consideration. We define APT Segment Adjusted EBITDA (loss) as APT Segment EBITDA (loss) reduced by gain on change in estimate of asset retirement obligations and gain on extinguishment of debt and increased by impairment of long-lived assets.
We define RC Segment EBITDA as RC Segment operating income adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: depreciation, amortization, depletion, accretion and interest expense. We define RC Segment Adjusted EBITDA as RC Segment EBITDA reduced by the non-cash impact of equity earnings from equity method investments and gain on extinguishment of debt and increased by cash distributions from equity method investments.
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

Consolidated EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$24,253	$4,975	$54,580	$(20,732)
Depreciation, amortization, depletion and accretion	2,145	1,777	6,155	5,807
Amortization of Upfront Customer Consideration	127	—	381	—
Interest expense, net	25	862	1,188	2,974
Income tax expense	4,581	854	14,013	1,315
Consolidated EBITDA (loss)	31,131	8,468	76,317	(10,636)
Cash distributions from equity method investees	22,875	9,712	66,751	42,228
Equity earnings	(22,195)	(9,518)	(61,944)	(25,959)
Gain on extinguishment of debt	(3,345)	—	(3,345)	—
Gain on change in estimate, asset retirement obligation	—	—	(1,942)	—
Impairment	—	—	—	26,103
Consolidated Adjusted EBITDA	$28,466	$8,662	$75,837	$31,736

Business Segments
As of September 30, 2021, we have two reportable segments: (1) RC and (2) APT. The business segment measurements provided to and evaluated by our chief operating decision maker are computed in accordance with the principles listed below:
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
The principal products and services of our segments are:
1.RC - Our RC segment derives its earnings from equity method investments as well as royalty payment streams and other revenues related to enhanced combustion of and reduced emissions of both NOX and mercury from the burning of coal. Our equity method investments related to the RC segment primarily include Tinuum Group and Tinuum Services. Segment revenues include our equity method earnings (losses) from our equity method investments and M-45 License royalties earned from Tinuum Group. These earnings are included in the Earnings from equity method investments and License royalties, related party line items in the Condensed Consolidated Statements of Operations. Key drivers to the RC segment performance are the produced and sold RC from both operating and retained RC facilities, royalty-bearing tonnage and the number of operating (leased or sold) and retained RC facilities. These key drivers impact our earnings and cash distributions from equity method investments. Both Tinuum Group and Tinuum Services are winding down their operations due to the expected expiration of the Section 45 tax credit period as of December 31, 2021. As such, our earnings and distributions from our RC segment will substantially cease as of December 31, 2021.
2.APT - Our APT segment includes revenues and related expenses from the sale of our AC and chemical products, which are used to purify coal-fired utilities, industrials, water treatment plants and other markets. For the purification of air and gases, one of the uses of AC is to reduce mercury emissions and other air contaminants, specifically at coal-fired power generators and other industrial companies. These amounts are included within the Consumables and respective cost of revenue line items in the Condensed Consolidated Statements of Operations.
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

The following table presents our operating segment results for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenues:
Refined Coal:
Earnings in equity method investments	$22,195	$9,518	$61,944	$25,959
License royalties, related party	4,165	3,627	11,888	9,986
	26,360	13,145	73,832	35,945
Advanced Purification Technologies:
Consumables	24,689	15,844	57,696	33,231
	24,689	15,844	57,696	33,231
Total segment reporting revenues	51,049	28,989	131,528	69,176

Adjustments to reconcile to reported revenues:
Earnings in equity method investments	(22,195)	(9,518)	(61,944)	(25,959)
Total reported revenues	$28,854	$19,471	$69,584	$43,217

Segment operating income (loss):
Refined Coal	$26,341	$12,817	$73,517	$34,454
Advanced Purification Technologies	4,591	(3,280)	4,864	(40,649)
Total segment operating income (loss)	$30,932	$9,537	$78,381	$(6,195)
RC
The following table details the segment revenues of our respective equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Earnings from Tinuum Group	$19,975	$7,260	$55,462	$20,462
Earnings from Tinuum Services	2,223	2,257	6,485	5,498
(Loss) earnings from other	(3)	1	(3)	(1)
Earnings from equity method investments	$22,195	$9,518	$61,944	$25,959

For the three months ended September 30, 2021 and September 30, 2020
RC earnings increased primarily due to an increase in equity earnings in Tinuum Group for the three months ended September 30, 2021 compared to the corresponding quarter in 2020 due to higher production volume driven by increases in overall power generation demand and high competitor prices related to alternative power generation sources such as natural gas. Also, this increase was driven by higher RC facility count for the majority of the three months ended September 30, 2021 compared to the corresponding quarter in 2020.
For the three months ended September 30, 2021, earnings from Tinuum Services decreased compared to the corresponding quarter in 2020 primarily due to a decrease in the number of operating RC facilities in which Tinuum Services provided operating and maintenance services, offset by an increase in tonnage quarter over quarter.
RC earnings related to M-45 License royalties increased for the three months ended September 30, 2021 compared to the corresponding quarter in 2020 due to higher tonnage quarter over quarter, which was primarily a result of an increase in RC facilities that use the M-45 Technology. The increase in tonnage as well as the additional RC facilities attributed to the royalty rate per ton increasing quarter over quarter.

For the nine months ended September 30, 2021 and September 30, 2020
RC earnings increased primarily due to an increase in equity earnings in Tinuum Group for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to increases in overall power generation demand and higher production volume driven by high competitor prices related to alternative power generation sources such as natural gas. Also, this increase was driven by higher RC facility count for the majority of the nine months ended September 30, 2021 compared to the corresponding period in 2020. Further, for the nine months ended September 30, 2020, we recognized equity earnings from Tinuum Group equal to our proportionate share of Tinuum Group's net income for the period, which was less than cash distributions received for the same period.
For the nine months ended September 30, 2021, earnings from Tinuum Services increased compared to the nine months ended September 30, 2020 primarily due to an increase in tonnage period over period and an increase in the number of operating RC facilities in which Tinuum Services provided operating and maintenance services for the majority of the nine months ended September 30, 2021 compared to the corresponding period in 2020.
RC earnings related to M-45 License royalties increased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to an increase period over period in RC facilities that use the M-45 Technology as well as increased tonnage. While tonnage increased period over period, the royalty rate per ton remained the same due to a majority of the RC contracts having fixed lease payments such that increased tonnages did not result in an incremental increase in earnings.
Outlook
Both Tinuum Group and Tinuum Services are winding down their operations due to the expected expiration of the Section 45 tax credit period as of December 31, 2021. During the third quarter of 2021, Tinuum Group ceased operating six RC facilities, with a total of seven RC facilities that have ceased operating in 2021. The remaining RC facilities are expected to cease operations during the fourth quarter of 2021. The loss of equity earnings, distributions and M-45 License royalties beginning in 2022 will have a material adverse effect on our financial condition and consolidated operating results compared to historical periods. Earnings in the RC segment for 2021 will continue to be impacted by coal-fired dispatch. As a result of the wind-down in both Tinuum Group's and Tinuum Services' operations occurring through the remainder of 2021, we expect our earnings in both entities to be lower in 2021 compared to 2020. However, in 2021, cash distributions should substantially exceed earnings.
RC Segment EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
RC Segment operating income	$26,341	$12,817	$73,517	$34,454
Depreciation, amortization, depletion and accretion	9	26	41	84
Interest expense	4	94	11	254
RC Segment EBITDA	26,354	12,937	73,569	34,792
Cash distributions from equity method investees	22,875	9,712	66,751	42,228
Equity earnings	(22,195)	(9,518)	(61,944)	(25,959)
Gain on extinguishment of debt	(97)	—	(97)	—
RC Segment Adjusted EBITDA	$26,937	$13,131	$78,279	$51,061
APT
Discussion of revenues derived from our APT segment and costs related thereto are included above in our consolidated results.
For the three months ended September 30, 2021 and September 30, 2020
APT segment operating income increased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to increases in consumables revenues and associated gross margins for the three months ended September 30, 2021, which were driven by increases in volume and product mix quarter over quarter. Our gross margins, exclusive of depreciation and amortization, increased primarily due to the higher volumes that resulted in a lower fixed cost per pound compared to the three months ended September 30, 2020.
For the nine months ended September 30, 2021 and September 30, 2020
APT segment operating income increased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the Impairment Charge of $26.1 million recorded for the nine months ended September

30, 2020. Further, during the nine months ended September 30, 2021 consumable revenues and associated gross margins increased, driven by an increase in volume period over period, specifically products sold under the Supply Agreement, as well as an increase in demand for our products by our current customer base and from new customers.
During the nine months ended September 30, 2020, we incurred costs of $0.4 million related to sequestration of certain of our employees at the Red River Plant. These costs included hazardous pay, lodging expense and other related costs for 60 days.
Outlook
Based on current market estimates, we believe that the APT segment will continue to be affected by power generation and the pricing of other sources, including natural gas and renewable energy, as well as weather throughout the U.S. For the remainder of 2021, we expect other power generation sources to have higher prices than in previous quarters and that we will continue to see higher demand for our products. Further, in 2021 and beyond, we expect demand from our current customers to be strong based on current market trends and that the Supply Agreement will continue to play a significant role in diversifying our product mix into markets outside of power generation.
APT Segment Adjusted EBITDA (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
APT Segment operating income (loss)	$4,591	$(3,280)	$4,864	$(40,649)
Depreciation, amortization, depletion and accretion	2,004	1,603	5,706	5,386
Amortization of Upfront Customer Consideration	127	—	381	—
Interest expense, net	75	88	233	275
APT Segment EBITDA (loss)	$6,797	$(1,589)	$11,184	$(34,988)
Gain on extinguishment of debt	(2,562)	—	(2,562)	—
Gain on change in estimate, asset retirement obligation (1)	—	—	(1,942)	—
Impairment	—	—	—	26,103
APT Segment Adjusted EBITDA (loss)	$4,235	$(1,589)	$6,680	$(8,885)
(1) Included in APT segment operating income for the nine months ended September 30, 2021 is a $1.9 million gain related to the change in the Marshall Mine ARO as of September 30, 2021.

Liquidity and Capital Resources
Overview of Factors Affecting Our Liquidity
For the nine months ended September 30, 2021, our liquidity position was positively affected primarily from distributions from Tinuum Group and Tinuum Services and M-45 License royalty payments from Tinuum Group.
As of September 30, 2021, our principal sources of liquidity include:
•cash on hand, excluding restricted cash of $16.0 million under the Line of Credit and Surety Agreement requirements;
•distributions from Tinuum Group and Tinuum Services;
•M-45 License royalty payments from Tinuum Group;
•operations of the APT segment; and
•the Line of Credit.
As of September 30, 2021, our principal uses of liquidity include:
•our business operating expenses, including federal and state tax payments;
•payments on our lease obligations; and
•payments of ARO liabilities associated with the Five Forks Mine and Marshall Mine.
Tinuum Group and Tinuum Services Distributions
The following table summarizes the cash distributions from our equity method investments that most significantly affected our consolidated cash flow results for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Tinuum Group	$58,849	$35,226
Tinuum Services	7,902	7,002
Distributions from equity method investees	$66,751	$42,228
Cash distributions from Tinuum Group for the nine months ended September 30, 2021 increased by $23.6 million compared to the nine months ended September 30, 2020 primarily due to higher production volume driven by high competitor prices related to alternative power generation sources such as natural gas. Also, this increase was driven by higher RC facility count for the majority of the nine months ended September 30, 2021 compared to the corresponding period in 2020.
Future cash flows from Tinuum are expected to range from $12 million to $14 million. The key drivers in achieving these future cash flows are based on the following:
•16 invested facilities as of September 30, 2021 and inclusive of all net Tinuum cash flows (distributions and license royalties), offset by estimated federal and state income tax payments.
Expected future cash flows from Tinuum Group are based on the following key assumptions:
•Tinuum Group continues to not operate retained facilities through the scheduled end date;
•Tinuum Group does not have material unexpected expenditures related to remediation costs; and
•Coal-fired power generation remains consistent with contractual expectations.
Both Tinuum Group and Tinuum Services are winding down their operations due to the expected expiration of the Section 45 tax credit period as of December 31, 2021. As of September 30, 2021, Tinuum Group ceased operating seven RC facilities in 2021, with the remaining RC facilities expected to cease operations during the fourth quarter of 2021. As such, our distributions from our RC segment are expected to decline during the fourth quarter of 2021 and will substantially cease as of December 31, 2021. Pending final remediation of Tinuum Group’s RC facilities and wind-down of Tinuum operations that is expected to occur in 2022, we expect final cash distributions in 2022.
PPP Loan
On July 27, 2021, we received formal notification in the form of a letter dated July 19, 2021 from BOK that the SBA approved the forgiveness of our PPP Loan forgiveness application for the PPP Loan in the amount of $3.3 million (including accrued interest). For the three and nine months ended September 30, 2021, the Company recorded a gain on extinguishment of the PPP Loan in the amount of $3.3 million in the Condensed Consolidated Statements of Operations, which is included as a component of "Other income (expense)."

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
On June 1, 2021 and prior to the Senior Term Loan's maturity date, we paid-off in its entirety the Senior Term Loan and all remaining accrued interest through this date. We did not incur any prepayment fees associated with the early pay-off.
Line of Credit
In September 2013, ADA, as borrower, and us, as guarantor, entered into the Line of Credit with the Lender for an aggregate borrowing amount of $10.0 million, which was secured by certain amounts due to us from certain Tinuum Group RC leases. The Line of Credit has been amended 16 times from the period from December 2, 2013 through September 30, 2021 and included a reduction in the borrowing amount to $5.0 million in September 2018.
On March 23, 2021, we and the Lender entered into an amendment to the Line of Credit (the "Fifteenth Amendment"), which extended the maturity date of the Line of Credit to December 31, 2021 and increased the minimum cash requirement from $5.0 million to $6.0 million. On July 29, 2021, we and the Lender entered into the Sixteenth Amendment (the "Sixteenth Amendment") to the Line of Credit. The Sixteenth Amendment amends certain terms and conditions related to collateral securing the Line of Credit.
As of September 30, 2021, we have $1.7 million of borrowing availability and no outstanding borrowings under the Line of Credit.
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
Under the Stock Repurchase Program, for the three and nine months ended September 30, 2021, we did not repurchase any shares. For the three and nine months ended September 30, 2020, we purchased zero and 20,613 shares, respectively, of our common stock for cash of zero and $0.2 million, respectively, inclusive of commissions and fees. As of September 30, 2021, we had $7.0 million remaining under the Stock Repurchase Program.
For the nine months ended September 30, 2021 and 2020, we declared and paid quarterly cash dividends to stockholders of zero and $5.0 million, respectively.
Liquidity Outlook
Our ability to continue to generate sufficient cash flow required to meet ongoing operational needs and obligations, and make potential future dividend payments and share repurchases depends upon several factors. These include: (1) executing on our contracts and initiatives; (2) receiving expected M-45 License royalty payments from Tinuum Group and distributions from Tinuum Group and Tinuum Services through the end of 2021 before they cease as expected; and (3) increasing our share of the market for APT consumables, including expanding our overall AC business into additional adjacent markets and improving our customer and product mix.

For the remainder of 2021, our primary sources of liquidity are expected to be distributions from Tinuum Group and Tinuum Services and M-45 License royalty payments from Tinuum Group. We expect that our cash on hand as of December 31, 2021 will provide sufficient liquidity to fund operations for 2022. For 2021, we expect to spend $9.8 million in capital expenditures compared to $7.1 million incurred in 2020. This increase is primarily the result of product specific capital related to the Supply Agreement, which is estimated to be $0.7 million for the fourth quarter of 2021, and routine scheduled maintenance outages, which occurred in the second quarter of 2021.
As of June 30, 2021, we entered into the Retention Agreements, which are for the purpose of retaining officers and key employees in order to maintain our current business operations while we pursue and execute on our strategic initiatives. The total amount due at time of payment pursuant to the Retention Agreements is $2.4 million, which will be a future use of cash.
Due to the expected expiration of the Section 45 tax period as of December 31, 2021 and the resultant wind down of Tinuum Group's and Tinuum Services' operations by the end of 2021, distributions from Tinuum Group will no longer be a material source of liquidity after 2021.
For 2022 and beyond, our primary sources of liquidity are expected to be from cash on hand and through our ongoing operations of our APT segment. We believe the Supply Agreement will provide material incremental volume and lower operating cost efficiencies of the Red River Plant, providing additional sources of operating cash flows in the future. Full and partial reimbursements on capital expenditures from Cabot will offset our uses of investing cash flows. Further, we intend to fund the remaining portion of the Reclamation Costs from cash on hand as well as cash generated from the Supply Agreement. We believe that as reclamation activities occur and the related bonded amounts required under the Surety Agreement are able to be reduced, there may be an opportunity to further reduce the collateral requirement. In 2022 and beyond, our annual capital expenditures, exclusive of any capital specifically procured for Cabot under the Supply Agreement, are expected to average approximately $5.0 million.
Sources and Uses of Cash
Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020
Cash, cash equivalents and restricted cash increased from $35.9 million as of December 31, 2020 to $82.1 million as of September 30, 2021. The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$24,688	$34,918	$(10,230)
Investing activities	38,937	(5,602)	44,539
Financing activities	(17,418)	(21,367)	3,949
Net change in cash and cash equivalents and restricted cash	$46,207	$7,949	$38,258
Cash flow from operating activities
Cash flows provided by operating activities for the nine months ended September 30, 2021 decreased by $10.2 million compared to the nine months ended September 30, 2020. The net decrease was primarily attributable to a net decrease in non-cash adjustments to reconcile net income (loss) to net cash provided by operating activities, which totaled $71.5 million. Specifically, the net decrease for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 consisted of decreases in Earnings from equity method investees of $36.0 million, Impairment of long-lived assets of $26.1 million, Deferred income tax expense of $1.7 million and an increase in Gain on extinguishment of debt of $3.3 million. Also contributing to the net decrease in cash flows provided by operating activities period over period was a decrease in Distributions from equity method investees, return on investment of $20.2 million. Offsetting the net decrease in cash flows provided by operating activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was a net change in net income of $75.3 million for the nine months ended September 30, 2021 as a result of net loss recognized for the nine months ended September 30, 2020.
Cash flow from investing activities
Cash flows provided by investing activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 increased by $44.5 million primarily from distributions from equity earnings in excess of cumulative earnings.

Cash flow from financing activities
Cash flows used in financing activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 decreased by $3.9 million primarily from decreases in principal loan repayments on the Senior Term Loan of $2.0 million, dividends paid of $4.9 million and repurchases of common shares of $0.2 million. Offsetting these decreases in cash flows used in financing activities was a decrease in cash flows provided by financing activities related to proceeds received from the PPP Loan of $3.3 million for the nine months ended September 30, 2020.
Contractual Obligations
For the nine months ended September 30, 2021 , there were no material changes to our contractual obligations outside of the ordinary course of business from those reported as of December 31, 2020, except for a reduction in the Marshall Mine ARO of $1.9 million as of June 30, 2021 based on revised estimates from a reduction in scope of the reclamation work.
Off-Balance Sheet Arrangements
As of September 30, 2021, we had outstanding surety bonds of $24.1 million related to performance requirements under reclamation contracts associated with both the Five Forks Mine and the Marshall Mine. As of September 30, 2021, we had restricted cash of $10.0 million securing the Surety Agreement. We expect that the obligations secured by these surety bonds will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related surety bonds should be released, and we should not have any continuing obligations. However, in the event any surety bond is called, our indemnity obligations could require us to reimburse the issuer of the surety bond.
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
(d)the anticipated effects from the increase in pricing of our APT products;
(e)expected supply and demand for our APT products and services;
(f)increasing competition in the APT market;
(g)future level of research and development activities;
(h)the effectiveness of our technologies and the benefits they provide;
(i)probability of any loss occurring with respect to certain guarantees made by Tinuum Group;
(j)the timing of awards of, and work and related testing under, our contracts and agreements and their value;
(k)the timing and amounts of or changes in future revenues, royalties earned, backlog, funding for our business and projects, margins, expenses, earnings, tax rates, cash flows, royalty payment obligations, working capital, liquidity and other financial and accounting measures;
(l)the amount of future capital expenditures needed for our business;
(m)awards of patents designed to protect our proprietary technologies both in the U.S. and other countries;
(n)the adoption and scope of regulations to control certain chemicals in drinking water; and

(o)opportunities to effectively provide solutions to U.S. coal-related businesses to comply with regulations, improve efficiency, lower costs and maintain reliability.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation, claims and other proceedings related to the conduct of our business. Information with respect to this item may be found in Note 11 "Commitments and Contingencies" to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report.
Item 1A. Risk Factors
There are no material updates to our risk factors as disclosed in the 2020 Form 10-K except as set forth below. These risks factor should be read together with the risk factors in the 2020 Form 10-K.
The U.S. presidential executive order concerning mandatory COVID-19 vaccination of U.S.-based employees of companies that work on or in support of federal contracts and a new OSHA standard requiring testing of non-vaccinated employees could have a material adverse impact on our business and results of operations.
On September 9, 2021, President Biden issued Executive Order 14042 (the "Executive Order") requiring all employers with U.S. Government contracts to ensure that their U.S.-based employees, contractors, and subcontractors that work on or in support of U.S. Government contracts are fully vaccinated by December 8, 2021. The executive order includes on-site and remote U.S.-based employees, contractors and subcontractors and it only permits limited exemptions for medical and religious reasons.
In addition, on September 9, 2021, President Biden announced that he has directed OSHA to develop an Emergency Temporary Standard ("ETS") mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. OSHA published the ETS on November 5, 2021, which includes a requirement that employers with 100 or more employees institute either a mandatory vaccine policy or a policy for weekly testing and masking of unvaccinated employees.
We cannot currently predict with certainty the impact the Executive Order or the OSHA ETS will have on our workforce. Although we are considered a federal contractor, the Executive Order does not cover subcontracts solely for the provision of products; however, some federal agency guidance, including the guidance issued by the General Services Agency relating to the Executive Order, indicates that through the federal contracting process the requirements of the Executive Order may be applied, at an as of now unknown time, to entities not covered under the language of the Executive Order.
To the extent the Executive Order is not applicable to the Company, the OSHA ETS, if enforceable, will apply to the Company and the Company is currently developing policies and procedures meeting the requirements of the OSHA ETS. Additional vaccine mandates may be announced in jurisdictions in which our business operates. Our implementation of these required policies may result in employee attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.
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

Advanced Emissions Solutions, Inc.
(Registrant)

November 9, 2021	By:	/s/ Greg Marken
Greg Marken
Chief Executive Officer
(Principal Executive Officer)

November 9, 2021	By:	/s/ Morgan Fields
Morgan Fields
Chief Accounting Officer
(Principal Financial Officer)