Form 10-Q
period 2022-09-30
Advanced Emissions Solutions, Inc.
filed 2022-11-08
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 2, 2022, there were 19,110,910 outstanding shares of Advanced Emissions Solutions, Inc. common stock, par value $0.001 per share.

Part I. – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$75,823	$78,753
Receivables, net	13,903	12,622
Receivables, related parties	—	2,481
Inventories, net	15,261	7,850
Prepaid expenses and other current assets	7,653	6,661
Total current assets	112,640	108,367
Restricted cash, long-term	10,000	10,027
Property, plant and equipment, net of accumulated depreciation of $10,704 and $7,684, respectively	33,286	30,171
Other long-term assets, net	29,529	36,871
Total Assets	$185,455	$185,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,652	$16,486
Current portion of finance lease obligations	1,182	1,011
Other current liabilities	5,361	5,124
Total current liabilities	25,195	22,621
Long-term finance lease obligations, net of current portion	3,731	3,152
Other long-term liabilities	13,906	12,362
Total Liabilities	42,832	38,135
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: par value of $.001 per share, 50,000,000 shares authorized, none issued	—	—
Common stock: par value of $.001 per share, 100,000,000 shares authorized, 23,730,499 and 23,460,212 shares issued, and 19,112,353 and 18,842,066 shares outstanding at September 30, 2022 and December 31, 2021, respectively	24	23
Treasury stock, at cost: 4,618,146 and 4,618,146 shares as of September 30, 2022 and December 31, 2021, respectively	(47,692)	(47,692)
Additional paid-in capital	103,175	102,106
Retained earnings	87,116	92,864
Total Stockholders’ Equity	142,623	147,301
Total Liabilities and Stockholders’ Equity	$185,455	$185,436

See Notes to the Condensed Consolidated Financial Statements

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenues:
Consumables	$28,437	$26,693	$79,578	$62,642
License royalties, related party	—	4,165	—	11,888
Total revenues	28,437	30,858	79,578	74,530
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	21,575	19,956	62,992	48,672
Payroll and benefits	2,313	2,637	7,458	8,014
Legal and professional fees	3,668	1,106	7,395	4,340
General and administrative	1,833	1,715	5,628	5,223
Depreciation, amortization, depletion and accretion	1,671	2,145	4,765	6,155
Loss (gain) on change in estimate, asset retirement obligation	—	—	34	(1,942)
Total operating expenses	31,060	27,559	88,272	70,462
Operating (loss) income	(2,623)	3,299	(8,694)	4,068
Other income (expense):
Earnings from equity method investments	—	22,195	3,222	61,944
Gain on extinguishment of debt	—	3,345	—	3,345
Interest expense	(83)	(86)	(259)	(1,416)
Other	315	81	(19)	652
Total other income	232	25,535	2,944	64,525
(Loss) income before income tax expense	(2,391)	28,834	(5,750)	68,593
Income tax (benefit) expense	—	4,581	—	14,013
Net (loss) income	$(2,391)	$24,253	$(5,750)	$54,580
(Loss) earnings per common share (Note 1):
Basic	$(0.13)	$1.33	$(0.31)	$2.99
Diluted	$(0.13)	$1.31	$(0.31)	$2.96
Weighted-average number of common shares outstanding:
Basic	18,487	18,292	18,435	18,243
Diluted	18,487	18,489	18,435	18,416

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2022	23,460,212	$23	(4,618,146)	$(47,692)	$102,106	$92,864	$147,301
Stock-based compensation	323,742	1	—	—	463	—	464
Repurchase of common shares to satisfy minimum tax withholdings	(59,736)	—	—	—	(382)	—	(382)
Net loss	—	—	—	—	—	(3,033)	(3,033)
Balances, March 31, 2022	23,724,218	24	(4,618,146)	(47,692)	102,187	89,831	144,350
Stock-based compensation	(30,459)	—	—	—	484	—	484
Repurchase of common shares to satisfy minimum tax withholdings	(551)	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(326)	(326)
Balances, June 30, 2022	23,693,208	24	(4,618,146)	(47,692)	102,668	89,505	144,505
Stock-based compensation	37,291	—	—	—	507	—	507
Cash dividends canceled on common stock	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(2,391)	(2,391)
Balances, September 30, 2022	23,730,499	$24	(4,618,146)	$(47,692)	$103,175	$87,116	$142,623

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2021	23,141,284	$23	(4,618,146)	$(47,692)	$100,425	$32,454	$85,210
Stock-based compensation	381,339	—	—	—	421	—	421
Repurchase of common shares to satisfy minimum tax withholdings	(40,975)	—	—	—	(216)	—	(216)
Net income	—	—	—	—	—	13,737	13,737
Balances, March 31, 2021	23,481,648	23	(4,618,146)	(47,692)	100,630	46,191	99,152
Stock-based compensation	(25,330)	—	—	—	566	—	566
Repurchase of common shares to satisfy minimum tax withholdings	(3,833)	—	—	—	(25)	—	(25)
Net income	—	—	—	—	—	16,590	16,590
Balances, June 30, 2021	23,452,485	23	(4,618,146)	(47,692)	101,171	62,781	116,283
Stock-based compensation	30,801	—	—	—	489	—	489
Net income	—	—	—	—	—	24,253	24,253
Balances, September 30, 2021	23,483,286	$23	(4,618,146)	$(47,692)	$101,660	$87,034	$141,025

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net (loss) income	$(5,750)	$54,580
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization, depletion and accretion	4,765	6,155
Earnings from equity method investments	(3,222)	(61,944)
Operating lease expense	1,953	1,481
Stock-based compensation expense	1,455	1,476
Deferred income tax expense	—	9,046
Amortization of debt discount and debt issuance costs	—	945
Loss (gain) on change in estimate, asset retirement obligation	34	(1,942)
Gain on extinguishment of debt	—	(3,345)
Other non-cash items, net	404	(352)
Changes in operating assets and liabilities:
Receivables and related party receivables	1,199	(2,835)
Prepaid expenses and other assets	(991)	(16)
Inventories, net	(7,222)	3,658
Other long-term assets, net	2,136	(4,009)
Accounts payable and accrued expenses	1,827	2,388
Other current liabilities	(184)	(3,489)
Operating lease liabilities	1,445	3,878
Other long-term liabilities	206	(3,031)
Distributions from equity method investees, return on investment	2,297	22,044
Net cash provided by operating activities	352	24,688
Cash flows from investing activities
Distributions from equity method investees in excess of cumulative earnings	3,316	44,707
Acquisition of property, plant, equipment, and intangible assets, net	(6,178)	(5,403)
Mine development costs	(345)	(1,262)
Proceeds from sale of property and equipment	1,241	895
Net cash (used in) provided by investing activities	(1,966)	38,937
Cash flows from financing activities
Principal payments on finance lease obligations	(913)	(1,085)
Repurchase of common shares to satisfy tax withholdings	(385)	(241)
Dividends paid	(45)	(92)
Principal payments on term loan	—	(16,000)
Net cash used in financing activities	(1,343)	(17,418)
(Decrease) increase in Cash and Restricted Cash	(2,957)	46,207
Cash and Restricted Cash, beginning of period	88,780	35,932
Cash and Restricted Cash, end of period	$85,823	$82,139
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment through finance lease	$1,641	$—
Acquisition of property and equipment through accounts payable	$339	$128
See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation
Nature of Operations
Advanced Emissions Solutions, Inc. ("ADES" or the "Company") is a Delaware corporation with its principal office located in Greenwood Village, Colorado and manufacturing, mining and logistics operations located in Louisiana. The Company is principally engaged in the sale of consumable air and water treatment solutions including activated carbon ("AC") and chemical technologies. The Company's proprietary technologies in the advanced purification technologies ("APT") market enable customers to reduce air and water contaminants, including mercury and other pollutants, to maximize utilization levels and to improve operating efficiencies to meet the challenges of existing and pending air quality and water regulations. The Company manufactures and sells AC and other chemicals used to capture and remove contaminants for coal-fired power, industrial and water treatment markets. The Company also owns an associated lignite mine ("Five Forks Mine") which supplies the primary raw material for manufacturing AC.
Through December 31, 2021, the Company generated substantial earnings from its equity ownership in Tinuum Group, LLC ("Tinuum Group") and Tinuum Services, LLC ("Tinuum Services"), both of which are unconsolidated entities. Both Tinuum Group and Tinuum Services ceased material operations effective December 31, 2021 as a result of the expiration of a tax credit program under Internal Revenue Code Section 45 - Production Tax Credit (the "Section 45 Tax Credit Program"). Tinuum Group provided reduction of mercury and nitrogen oxide ("NOx") emissions at select coal-fired power generators through the production and sale of refined coal ("RC") that qualified for tax credits under the Section 45 Tax Credit Program ("Section 45 tax credits"). The Company also earned royalties for technologies which were licensed to Tinuum Group and used at certain RC facilities to enhance combustion and reduce emissions of NOx and mercury from coal burned to generate electrical power. Tinuum Services operated and maintained the RC facilities under operating and maintenance agreements with Tinuum Group and owners or lessees of the RC facilities. Presently, both Tinuum Group and Tinuum Services continue to wind-down their operations, and the Company has received what it anticipates to be final cash distributions from these entities.
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
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings per share, while considering other potentially dilutive securities. For the three and nine months ended September 30, 2022 and 2021, potentially dilutive securities consist of unvested restricted stock awards ("RSAs") and contingent performance stock units ("PSUs").

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the calculations of basic and diluted (loss) earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net (loss) income	$(2,391)	$24,253	$(5,750)	$54,580

Basic weighted-average common shares outstanding	18,487	18,292	18,435	18,243
Add: dilutive effect of equity instruments	—	197	—	173
Diluted weighted-average shares outstanding	18,487	18,489	18,435	18,416
(Loss) earnings per share - basic	$(0.13)	$1.33	$(0.31)	$2.99
(Loss) earnings per share - diluted	$(0.13)	$1.31	$(0.31)	$2.96
For the three and nine months ended September 30, 2022, potentially dilutive securities of 0.8 million and 0.7 million shares of common stock, respectively, were outstanding but were not included in the calculation of diluted net loss per share because the effect would have been anti-dilutive. Further, for the three and nine months ended 2021, potentially dilutive securities of zero and 0.1 million shares of common stock, respectively, were outstanding but were not included in the calculation of diluted net (loss) income per share because the effect would have been anti-dilutive.
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
The Company holds cash at two financial institutions as of September 30, 2022. If a financial institution was unable to perform its obligations, the Company would be at risk regarding the amount of cash and investments in excess of the Federal Deposit Insurance Corporation limits (currently $250 thousand) that would be returned to the Company.
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

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Segments
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company's chief operating decision maker ("CODM"), or a decision-making group, in deciding how to allocate resources and in assessing financial performance. As of September 30, 2022, the Company's CODM was the Company's Chief Executive Officer, and the Company concluded that APT was its one reportable segment.
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
Note 2 - Proposed Merger
On August 19, 2022, the Company entered into a Transaction Agreement (the "Transaction Agreement") with Elbert Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("New ADES"), Elbert Merger Sub 1, Inc., a Delaware corporation and wholly owned subsidiary of New ADES ("Merger Sub"), and Arq Limited, a company incorporated under the laws of Jersey ("Arq"), pursuant to which (i) New ADES will acquire 100% of the outstanding equity interests of Arq (the "Arq Share Acquisition"), and (ii) stockholders of ADES will have the right to receive shares of New ADES and either their pro rata share of a $10.0 million aggregate cash payment or additional shares in New ADES ((i) and (ii) collectively, the "Merger").
The transactions contemplated by the Transaction Agreement, including but not limited to the ADES Merger (defined below), the Arq Share Acquisition, and the PIPE Investment (defined below), (collectively, the "Transactions") will occur through multiple steps at the time of closing. First, Merger Sub 1 will be merged into ADES, with ADES surviving as a wholly owned subsidiary of New ADES (the "ADES Merger").
In the ADES Merger, stockholders of the Company will be given the election to exchange each share of common stock of the Company for either (i) 1.11 shares of New ADES common stock plus $0.52 in cash (the "Mixed ADES Consideration") or (ii) 1.22 shares of New ADES common stock (the "All-Stock ADES Consideration," and such conversion rate, the "All Stock Conversion Rate"). Stockholders that do not make an affirmative election to receive the Mixed ADES Consideration or the All-Stock ADES Consideration will receive the All-Stock ADES Consideration in the ADES Merger.
Second, following the completion of the ADES Merger pursuant to a Scheme of Arrangement (the "Scheme of Arrangement") and in accordance with the Laws of the Bailiwick of Jersey, existing shareholders of Arq will transfer all of their equity interests in Arq to New ADES in exchange for an aggregate number of 19,729,235 newly issued shares of New ADES common stock (the "Arq Share Acquisition"). The Scheme of Arrangement will become effective at such time as an act of the Royal Court of Jersey sanctioning the Scheme of Arrangement has been delivered to the Registrar of Companies in Jersey. Concurrently with the execution of the Transaction Agreement, persons holding more than 75% of the voting rights of the Arq shareholders delivered irrevocable voting agreements to Arq and ADES pursuant to which those shareholders agreed to vote in favor of the Scheme of Arrangement.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In connection with the Transactions, each ADES equity award made or otherwise denominated in shares of the Company’s common stock that is outstanding immediately prior to the ADES Merger will be assumed by New ADES. Such equity awards will continue to have the same terms and conditions of such awards immediately prior to the ADES Merger, except that each equity award will become exercisable for shares of New ADES common stock, and the number of shares subject to such award will be equal to the number of shares of ADES common stock subject to such award multiplied by the All Stock Conversion Rate.
The closing of the Transactions (the "Closing") is conditioned on the absence of any order, law or injunction preventing the consummation of the Transactions; approval for listing of the shares of New ADES common stock issued in the ADES Merger and the Arq Share Acquisition (subject to official notice of issuance) on the Nasdaq Global Market; approval of the Transaction Agreement by holders of a majority of the outstanding common shares of ADES; the approval of the Scheme of Arrangement by resolution of a majority in number of the Arq shareholders representing three-fourths (75%) or more of the voting rights of the Arq shareholders; expiration of the waiting period under the Hart-Scott-Rodino Act; subject to certain qualifications, the accuracy of representations and warranties of the other party set forth in the Transaction Agreement; the performance by the other party in all material respects of its obligations under the Transaction Agreement, and other customary conditions. In addition, ADES’ obligation to consummate the Transactions is conditioned upon the consummation of term debt financing in the amount of $10.0 million provided by a third-party financial institution (the "Debt Financing") and a PIPE Investment in the amount of $20.0 million from current Arq shareholders (the "PIPE Investment").
On August 18, 2022, the ADES Board unanimously approved and adopted the Transaction Agreement and the Transactions and recommends that the ADES shareholders approve and adopt the Transaction Agreement, subject to certain exceptions set forth in the Transaction Agreement.
Assuming the Merger is consummated, the Company has determined that it will be the accounting acquirer.
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
Further, under the terms of the Supply Agreement, Norit was obligated to pay the Reclamation Reimbursement (defined in Note 4 below) to the Company for $10.2 million of the Reclamation Costs (defined in Note 4 below), inclusive of interest. The Company recorded the Norit Receivable for the Reclamation Reimbursement at its estimated fair value, which was measured using a discounted cash flows valuation model that considered the estimated credit risk associated with the obligor's (Norit's) future performance, which the Company estimated was approximately 1.5%.
On February 25, 2022, the Company received $10.6 million in cash from Norit (the "Norit Payment") as a result of a change in control provision in the Supply Agreement (the "Change in Control"), which occurred as a result of the sale of Norit by its parent, Cabot Corporation. Under the Change in Control, the Company received from Norit full payment of all amounts outstanding under the Reclamation Reimbursement, payment of all unbilled amounts related to Specific Capital for expenditures incurred through February 28, 2022 and payment of $0.8 million related to additional costs due to the third-party operator of Marshall Mine (the "Norit Reclamation Costs"). Under the Reclamation Contract (defined in Note 4 below), the Company was obligated to remit payment for the Norit Reclamation Costs to the third-party operator of Marshall Mine (defined in Note 4 below), and such payment was remitted in March 2022. The Change in Control did not impact any other provisions of the Supply Agreement.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of February 25, 2022, the carrying value of the Reclamation Reimbursement was $9.0 million, which included the principal balance, adjusted for accretion of interest and payments made to date. Under the Change in Control, the Company received $8.5 million in cash for full payment of the outstanding Reclamation Reimbursement. The Company concluded that the cash proceeds received represented an early payment of a receivable based on a change in contractual terms and accounted for the difference between the cash proceeds received and the carrying amount of the Reclamation Reimbursement of $0.5 million as a loss for the three months ended March 31, 2022, which is included in the "Other Income (Expense)" line item in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022.
Also, under the Change in Control, the Company received $1.3 million in advance of revenue to be recognized in future periods related to Specific Capital and recorded this amount as deferred revenue, which is recognized ratably over the remaining contractual term as stipulated in the Supply Agreement.
Note 4 - Marshall Mine
Acquisition
Concurrently with the execution of the Supply Agreement, on September 30, 2020, the Company entered into an agreement to purchase from Norit 100% of the membership interests in Marshall Mine, LLC (the "Marshall Mine Acquisition") for a nominal cash purchase price. Marshall Mine, LLC owns a lignite mine located outside of Marshall, Texas (the "Marshall Mine"). The Company concluded that the Marshall Mine did not have any remaining economic reserves and independently determined to immediately commence activities to shutter it. Accordingly, on September 30, 2020, the Company and a third party entered into a reclamation contract (the "Reclamation Contract") for full reclamation of the Marshall Mine, which was expected to be completed by 2030. Under the terms of the Supply Agreement, Norit was obligated to reimburse the Company for $10.2 million (the "Reclamation Reimbursement") for a portion of the total costs incurred under the Reclamation Contract (the "Reclamation Costs"), which was payable semi-annually over 13 years and inclusive of interest. As discussed in Note 3, on February 25, 2022 as part of the Change in Control, Norit fully paid the outstanding amount owed under the Reclamation Reimbursement and has no further liability related to the Marshall Mine.
The Company accounted for the Marshall Mine Acquisition as an asset acquisition, and it included the acquisition of certain assets and assumption of certain liabilities as well as the incurrence of an obligation for the Reclamation Costs (the "Marshall Mine ARO"). As of September 30, 2022 and December 31, 2021, the carrying value of the Marshall Mine ARO was $4.6 million and $6.3 million, respectively.
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
Disposition
On September 2, 2022, (the "Agreement Date"), the Company (the "Seller"), entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with a third party (the "MM Buyer") to sell all of its membership interests in Marshall Mine, LLC to the MM Buyer (the "MM Sale") in exchange for a cash payment to be made by the Seller to the MM Buyer of approximately $2.4 million (the "Purchase Price") and the assumption by the MM Buyer of certain liabilities of Marshall Mine, LLC. The MM Buyer previously operated the Marshall Mine on behalf of Marshall Mine, LLC and is currently performing reclamation under the Reclamation Contract.
The Purchase Price is subject to adjustments for certain events that may occur during the period from the Agreement Date and the Closing Date (as defined below) as follows: (1) increased or reduced as agreed upon by the Seller and the MM Buyer (collectively, the "Parties"); (2) increased or decreased by income, proceeds, receipts and credits earned with respect to the assets and operations of Marshall Mine, LLC between signing and closing of the MM Sale, (3) increased by any amounts that are, or under US GAAP should be, accrued as liabilities of Marshall Mine LLC as of the closing of the MM Sale, as more fully described in the Purchase Agreement; and (4) decreased by agreed amounts which escalate depending on the timing of closing if it occurs after January 1, 2023.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The obligations of the Parties to close the MM Sale (the "Closing Date") is subject to certain events, including (1) obtaining the approval of the Railroad Commission of Texas (the "Commission") for an operating permit in the name of the MM Buyer or an affiliate of the MM Buyer; and (2) the MM Buyer replacing the Seller’s surety bond with a reclamation performance bond, letter of credit or other form of security to which the MM Buyer or an affiliate of the MM Buyer is the principal that is satisfactory to the Commission. The Purchase Agreement may be terminated: (1) by mutual consent of the MM Buyer and the Seller at any time prior to the Closing Date; (2) by the MM Buyer or Seller, if the Closing has not occurred within one year after the Agreement Date, unless the failure of the consummation of the Closing shall be due to the failure of the party wishing to terminate to comply in all material aspects with the agreements and covenants contained therein; (3) if there is a material breach (by either the MM Buyer or Seller) of any representation, warranty, covenant or agreement contained in the Purchase Agreement that is not cured within a specified time frame; and (4) if the MM Sale is prohibited by governmental authority in a final, non-appealable order or applicable law.
As of September 30, 2022, Marshall Mine, LLC had outstanding liabilities of approximately $5.1 million, which the Company expects to be fully discharged upon payment of the Purchase Price. Because the Closing Date is uncertain, primarily due to a date uncertain for the Parties to receive approval of the MM Buyer's operating permit and surety bond by the Commission, the Company is unable to determine the accounting period in which it will recognize the MM Sale.
The following tables summarize the assets and liabilities of Marshall Mine, LLC and their classification in the Company's Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2022	December 31, 2021	Balance sheet component

Cash	$—	$914	Current assets
Norit receivable, short-term	—	2,056	Current assets
Restricted cash	10,000	10,027	Non-current assets
Property and equipment, net	—	1,968	Non-current assets
Norit receivable, long-term	—	6,846	Non-current assets
	$10,000	$21,811

Accounts payable and accrued liabilities	$525	$1,065	Current liabilities
Asset retirement obligation, short-term	418	1,775	Current liabilities
Asset retirement obligation, long-term	4,180	4,546	Non-current liabilities
	$5,123	$7,386
Note 5 - Revenues
Trade receivables represent an unconditional right to consideration in exchange for goods or services transferred to a customer. The Company invoices its customers in accordance with the terms of the contract. Credit terms are generally net 30 - 45 days from the date of invoice. The timing between the satisfaction of performance obligations and when payment is due from the customer is generally not significant.
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
The following table shows the components of the Company's Receivables, net:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Trade receivables, net	$13,824	$10,476
Other receivables	79	—
Norit Receivable - current	—	2,146
Receivables, net	$13,903	$12,622

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the three and nine months ended September 30, 2022 and 2021, all material performance obligations related to revenues recognized were satisfied at a point in time. For the three and nine months ended September 30, 2022, approximately 7% and 9%, respectively, of Consumables revenues were generated in Canada, and all other revenues were generated in the U.S. For the three and nine months ended September 30, 2021, approximately 8% and 12%, respectively, of Consumables revenues were generated in Canada, and all other revenues were generated in the U.S.
Note 6 - Inventories, net
The following table summarizes the Company's inventories recorded at the lower of average cost or net realizable value, as of September 30, 2022 and December 31, 2021:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Product inventory, net	$6,723	$4,901
Raw material inventory	8,538	2,949
Total inventories, net	$15,261	$7,850

Note 7 - Leases
The Company's operating and finance lease right-of-use ("ROU") assets and liabilities as of September 30, 2022 and December 31, 2021 consisted of the following items (in thousands):

	As of
Leases	September 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets, net of accumulated amortization (1)	$7,610	$6,000

Operating lease obligations, current	$2,654	$2,157
Long-term operating lease obligations	5,127	4,178
Total operating lease obligation	$7,781	$6,335

Finance Leases
Finance lease right-of-use assets, net of accumulated amortization (2)	$2,806	$1,743

Finance lease obligations, current	$1,182	$1,011
Long-term finance lease obligations	3,731	3,152
Total finance lease obligations	$4,913	$4,163
(1) Operating lease ROU assets are reported net of accumulated amortization of $3.6 million and $1.9 million as of September 30, 2022 and December 31, 2021, respectively.
(2) Finance lease ROU assets are reported net of accumulated amortization of $1.7 million and $1.1 million as of September 30, 2022 and December 31, 2021, respectively.
Operating leases
ROU assets under operating leases and operating lease liabilities are included in the "Other long-term assets" and "Other current liabilities" and "Other long-term liabilities" line items, respectively, in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Lease expense for operating leases for the three and nine months ended September 30, 2022 was $1.2 million and $3.2 million, respectively, of which $1.1 million and $2.9 million, respectively, is included in the "Consumables - cost of revenue, exclusive of depreciation and amortization" line item, and $0.1 million and $0.3 million, respectively, is included in the "General and administrative" line item in the Condensed Consolidated Statements of Operations for those periods. Lease expense for operating leases for the three and nine months ended September 30, 2021 was $1.1 million and $3.1 million, respectively of which $1.0 million and $2.7 million, respectively, is included in the "Consumables - cost of revenue, exclusive of depreciation and amortization" line item, and $0.1 million and $0.4 million, respectively, is included in "General and administrative" line item in the Condensed Consolidated Statements of Operations for those periods.
Finance leases
ROU assets under finance leases are included in the "Property, plant and equipment" line item in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021. Interest expense related to finance lease obligations and amortization of ROU assets under finance leases are included in the "Interest expense" and "Depreciation, amortization, depletion and accretion" line items, respectively, in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021.
Lease financial information as of and for the three and nine months ended September 30, 2022 and 2021 is provided in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$236	$152	$607	$500
Interest on lease liabilities	76	74	240	223
Operating lease cost	805	647	2,389	1,732
Short-term lease cost	373	493	832	1,293
Variable lease cost (1)	5	9	12	30
Total lease cost	$1,495	$1,375	$4,080	$3,778

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases			$240	$223
Operating cash flows for operating leases			$2,118	$2,514
Financing cash flows for finance leases			$913	$1,085
Right-of-use assets obtained in exchange for new finance lease liabilities			$1,641	$—
Right-of-use assets obtained in exchange for new operating lease liabilities			$3,563	$6,392
Weighted-average remaining lease term - finance leases			2.9 years	3.1 years
Weighted-average remaining lease term - operating leases			4.2 years	3.1 years
Weighted-average discount rate - finance leases			5.9%	6.4%
Weighted-average discount rate - operating leases			6.1%	6.6%
(1) Primarily includes common area maintenance, property taxes and insurance payable to lessors.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8 - Commitments and Contingencies
Retention Agreements
On May 4, 2022, the Compensation Committee of the Board of Directors and the Board of Directors (the "Board") approved the amendment to retention agreements (the "Retention Agreements" and each a "Retention Agreement"), which had been executed in May 2021, between the Company and its executive officers and certain other key employees in order to maintain the Company's business operations while it pursues and executes on its strategic initiatives (the "Amended Retention Agreements"). Under the Amended Retention Agreements, employees will receive (i) 40% of the original amount agreed to in the Retention Agreements ("Retention Pay") in August 2022; (ii) 60% of the Retention Pay on the earliest of (1) the date the employee’s employment is terminated without Cause or for Good Reason (as those terms are defined in the Retention Agreement or the employee’s employment agreement, as applicable), (2) 90 days after a Transaction Date or a Change in Control (as those terms are defined in the Retention Agreement or the employee’s employment agreement, as applicable), or (3) January 18, 2023; and (iii) an additional lump sum payment, ranging from 10% to 40% of the Retention Pay, will also be paid at the earliest of (1) the date the employee’s employment is terminated without Cause or for Good Reason (as those terms are defined in the Retention Agreement or the employee’s employment agreement, as applicable), (2) 90 days after a Transaction Date or a Change in Control (as those terms are defined in the Retention Agreement or the employee’s employment agreement, as applicable), or (3) in January 2023.
In order to receive the Amended Retention Agreements payments, employees must remain employed at the Company through the dates above. In August 2022, the Company paid out $1.0 million pursuant to the payment terms of the Amended Retention Agreements. As of September 30, 2022, the total cash payable pursuant to the Amended Retention Agreements is $1.1 million and is included in the "Other current liabilities" line item in the Condensed Consolidated Balance Sheet.
Surety Bonds and Restricted Cash
As the owner of the Marshall Mine, the Company is required to post a surety bond with a regulatory commission. As of September 30, 2022 and December 31, 2021, the Company had posted a $16.6 million surety bond (the "MM Surety Bond") which will remain in place until the Marshall Mine is fully reclaimed, and may be further reduced in amount from time to time as the Company progresses with its reclamation activities.
As the owner of the Five Forks Mine, the Company is required to post a surety bond with a regulatory commission. As of September 30, 2022 and December 31, 2021, the Company had posted a $7.5 million surety bond related to performance requirements associated with the Five Forks Mine.
As of September 30, 2022 and December 31, 2021, the Company posted cash collateral of $10.0 million for both the Marshall Mine and Five Forks Mine as required by the Company's surety bond provider, which is reported as long-term restricted cash on the Condensed Consolidated Balance Sheets.
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
Legal Proceedings
The Company is from time to time subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes, the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements and judgments where management has assessed that a loss is probable and an amount can be reasonably estimated. There were no significant legal proceedings as of September 30, 2022.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of Other long-term assets, net as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Other long-term assets, net:
Right of use assets, operating leases, net	$7,610	$6,000
Upfront Customer Consideration	6,602	6,982
Mine development costs, net	5,369	5,330
Spare parts, net	5,500	4,598
Mine reclamation asset, net	1,666	1,742
Intangible assets, net	947	1,237
Other	1,835	1,745
Equity method investments	—	2,391
Norit Receivable	—	6,846
Total other long-term assets, net	$29,529	$36,871
Spare parts include critical spares required to support plant operations. Parts and supply costs are determined using the lower of cost or estimated replacement cost. Parts are recorded as maintenance expenses in the period in which they are consumed or are capitalized if applicable.
Mine development costs include acquisition costs, the cost of other development work and mitigation costs related to the Five Forks Mine and are depleted over the estimated life of the related mine reserves. The Company performs an evaluation of the recoverability of the carrying value of mine development costs to determine if facts and circumstances indicate that their carrying value may be impaired and if any adjustment is warranted. There were no indicators of impairment as of September 30, 2022. Mine reclamation asset, net represents an asset retirement obligation ("ARO") asset related to the Five Forks Mine and is depreciated over its estimated life.
As of September 30, 2022 and December 31, 2021, Other includes the Highview Investment in the amount of $0.6 million and $0.6 million, respectively, that is carried at cost, less impairment, plus or minus observable changes in price for identical or similar investments of the same issuer. Fair value measurements, if any, represent Level 2 measurements. The Highview Investment is evaluated for indicators of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. There were no changes to the carrying value of the Highview Investment for the three and nine months ended September 30, 2022 as there were no indicators of impairment or observable price changes for identical or similar investments.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Other current liabilities:
Current portion of operating lease obligations	$2,654	$2,157
Income and other taxes payable	1,286	807
Other	1,421	2,160
Total other current liabilities	$5,361	$5,124
Other long-term liabilities:
Mine reclamation liabilities	$7,979	$8,184
Operating lease obligations, long-term	5,127	4,178
Other	800	—
Total other long-term liabilities	$13,906	$12,362
The Mine reclamation liability related to the Five Forks Mine is included in Other long-term liabilities. The Mine reclamation liability related to Marshall Mine is included in Other current liabilities and Other long-term liabilities. The Mine reclamation liabilities represent AROs and changes for the three and nine months ended September 30, 2022 and year ended December 31, 2021 were as follows:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Asset retirement obligations, beginning of period	$9,959	$21,447
Accretion	460	1,102
Liabilities settled	(2,056)	(10,010)
Changes due to scope and timing of reclamation (1)	34	(2,580)
Asset retirement obligations, end of period	8,397	9,959
Less current portion	418	1,775
Asset retirement obligations, long-term	$7,979	$8,184
(1) Represent reductions to the Marshall Mine ARO primarily based on scope reductions related to future reclamation requirements for Marshall Mine. Amounts recorded as changes in estimates in the Statement of Operations for the corresponding periods.
Note 10 - Equity Method Investments
Tinuum Group, LLC
As of September 30, 2022 and December 31, 2021, the Company's ownership interest in Tinuum Group was 42.5%. Tinuum Group supplied technology equipment and technical services at select coal-fired generators, but its primary purpose was to put into operation facilities that produced and sold RC that lowered emissions and also qualified for Section 45 tax credits. The Company concluded that Tinuum Group was a VIE, but the Company did not have the power to direct the activities that most significantly impacted Tinuum Group's economic performance, as the voting partners of Tinuum Group have identical voting rights, equity control interests and board control interests, and therefore power was shared. Accordingly, the Company accounted for its investment in Tinuum Group under the equity method of accounting since inception.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the results of operations of Tinuum Group:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Gross (loss) profit	$—	$(3,226)	$964	$8,269
Operating, selling, general and administrative expenses	457	12,077	4,705	38,308
Loss from operations	(457)	(15,303)	(3,741)	(30,039)
Other income (expenses), net	6	6,027	534	10,030
(Income) loss attributable to noncontrolling interest	—	34,551	(874)	99,167
Net (loss) income available to members	$(451)	$25,275	$(4,081)	$79,158
ADES equity earnings from Tinuum Group	$—	$19,975	$3,137	$55,462
For the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, the Company recognized earnings from Tinuum Group's net (loss) income available to members that were different from its pro-rata share of Tinuum Group's net (loss) income available to members for those periods, as cash distributions for the nine months ended September 30, 2022 and three and nine months ended September 30, 2021 exceeded the carrying value of the Tinuum Group equity investment.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the Company's investment balance, equity earnings and cash distributions in excess of the investment balance, if any, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings	Cash distributions	Memorandum Account: Cash distributions and equity earnings in (excess) of investment balance
Beginning balance	12/31/2021	$—	$—	$—	$(21,779)
ADES proportionate share of net loss from Tinuum Group	First Quarter	(861)	(861)	—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	First Quarter	(21,779)	(21,779)	—	21,779
Cash distributions from Tinuum Group	First Quarter	(1,012)	—	1,012	—
Adjustment for current year cash distributions in excess of investment balance	First Quarter	23,652	23,652	—	(23,652)
Total investment balance, equity earnings and cash distributions	3/31/2022	$—	$1,012	$1,012	$(23,652)
ADES proportionate share of net loss from Tinuum Group	Second Quarter	(682)	$(682)	$—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	Second Quarter	(23,652)	(23,652)	—	23,652
Cash distributions from Tinuum Group	Second Quarter	(2,125)	—	2,125	—
Adjustment for current year cash distributions in excess of investment balance	Second Quarter	26,459	26,459	—	(26,459)
Total investment balance, equity earnings and cash distributions	6/30/2022	$—	$2,125	$2,125	$(26,459)
ADES proportionate share of net loss from Tinuum Group	Third Quarter	(192)	$(192)	$—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	Third Quarter	(26,459)	(26,459)	—	26,459
Adjustment for current year cash distributions in excess of investment balance	Third Quarter	26,651	26,651		(26,651)
Total investment balance, equity earnings and cash distributions	9/30/2022	$—	$—	$—	$(26,651)

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Description	Date(s)	Investment balance	ADES equity earnings	Cash distributions	Memorandum Account: Cash distributions and equity earnings in (excess) of investment balance
Beginning balance	12/31/2020	$3,387	$—	$—	$—
ADES proportionate share of net income from Tinuum Group	First Quarter	10,755	10,755	—	—
Cash distributions from Tinuum Group	First Quarter	(19,749)	—	19,749	—
Adjustment for current year cash distributions in excess of investment balance	First Quarter	5,607	5,607	—	(5,607)
Total investment balance, equity earnings and cash distributions	3/31/2021	$—	$16,362	$19,749	$(5,607)
ADES proportionate share of net income from Tinuum Group	Second Quarter	12,146	$12,146	$—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	Second Quarter	(5,607)	(5,607)	—	5,607
Cash distributions from Tinuum Group	Second Quarter	(19,125)	—	19,125	—
Adjustment for current year cash distributions in excess of investment balance	Second Quarter	12,586	12,586	—	(12,586)
Total investment balance, equity earnings and cash distributions	6/30/2021	$—	$19,125	$19,125	$(12,586)
ADES proportionate share of net income from Tinuum Group	Third Quarter	10,742	$10,742	$—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	Third Quarter	(12,586)	(12,586)	—	12,586
Cash distributions from Tinuum Group	Third Quarter	(19,975)	—	19,975	—
Adjustment for current year cash distributions in excess of investment balance	Third Quarter	21,819	21,819	—	(21,819)
Total investment balance, equity earnings and cash distributions	9/30/2021	$—	$19,975	$19,975	$(21,819)
Tinuum Services, LLC
As of September 30, 2022 and December 31, 2021, the Company has a 50% voting and economic interest in Tinuum Services. The Company determined that Tinuum Services was not a VIE and further evaluated it for consolidation under the voting interest model. Because the Company did not own greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for its investment in Tinuum Services under the equity method of accounting since inception. As of September 30, 2022 and December 31, 2021, the Company’s investment in Tinuum Services was zero and $2.4 million, respectively.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the results of operations of Tinuum Services:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Gross profit (loss)	$16	$(20,389)	$1,062	$(61,552)
Operating, selling, general and administrative expenses	68	42,346	2,785	144,068
Loss from operations	(52)	(62,735)	(1,723)	(205,620)
Other income (expenses), net	2	3,204	1,159	2,810
(Income) loss attributable to noncontrolling interest	—	63,977	323	215,779
Net (loss) income	$(50)	$4,446	$(241)	$12,969
ADES equity earnings from Tinuum Services	$—	$2,223	$84	$6,485
Included in the Condensed Consolidated Statements of Operations of Tinuum Services for the three and nine months ended September 30, 2022 and 2021 was income (loss) attributable to noncontrolling interests of Tinuum Services' VIE entities, which was eliminated in the calculation of Tinuum Services' net income (loss) attributable to the Company's interest.
For the three and nine months ended September 30, 2022, the Company recognized earnings from Tinuum Services' net income (loss) available to members that were different from its pro-rata share of Tinuum Services' net income (loss) available to members for those periods, as cash distributions for the three and nine months ended September 30, 2022 exceeded the carrying value of the Tinuum Services' equity investment.
The following tables present the Company's investment balance, equity earnings and cash distributions in excess of the investment balance, if any, for the three and nine months ended September 30, 2022 (in thousands):

Description	Date(s)	Investment balance	ADES equity earnings	Cash distributions	Memorandum Account: Cash distributions and equity earnings in (excess) of investment balance
Beginning balance	12/31/2021	$2,391	$—	$—	$—
ADES proportionate share of net loss from Tinuum Services	First Quarter	(180)	(180)	—	—
Cash distributions from Tinuum Services	First Quarter	(1,501)	—	1,501	—
Total investment balance, equity earnings and cash distributions	3/31/2022	$710	$(180)	$1,501	$—
ADES proportionate share of net income from Tinuum Services	Second Quarter	85	$85	$—	—
Cash distributions from Tinuum Services	Second Quarter	(974)	—	974	—
Adjustment for current year cash distributions in excess of investment balance	Second Quarter	179	179	—	(179)
Total investment balance, equity earnings and cash distributions	6/30/2022	$—	$264	$974	$(179)
ADES proportionate share of loss from Tinuum Services	Third Quarter	(25)	$(25)	$—	—
Recovery of prior cash distributions in excess of investment balance (prior to cash distributions)	Third Quarter	(179)	(179)	—	179
Adjustment for current year cash distributions in excess of investment balance	Third Quarter	204	204		(204)
Total investment balance, equity earnings and cash distributions	9/30/2022	$—	$—	$—	$(204)

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table details the carrying value of the Company's respective equity method investments included in the Equity method investments line item on the Condensed Consolidated Balance Sheets and indicates the Company's maximum exposure to loss:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Equity method investment in Tinuum Services	$—	$2,391
Total equity method investments	$—	$2,391
The following table details the components of the Company's respective equity method investments included in the "Earnings from equity method investments" line item on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Earnings from Tinuum Group	$—	$19,975	$3,137	$55,462
Earnings from Tinuum Services	—	2,223	84	6,485
(Loss) earnings from other	—	(3)	1	(3)
Earnings from equity method investments	$—	$22,195	$3,222	$61,944
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

	Nine Months Ended September 30,
(in thousands)	2022	2021
Distributions from equity method investees, return on investment
Tinuum Services	$2,297	$7,902
Tinuum Group	—	14,142
	$2,297	$22,044
Distributions from equity method investees in excess of investment basis
Tinuum Services	$179	$—
Tinuum Group	3,137	44,707
	$3,316	$44,707
Note 11 - Stockholders' Equity
Stock Repurchase Program
As of September 30, 2022, the Company had $7.0 million remaining under a stock repurchase program, which will remain in effect until all amounts are utilized or is otherwise modified by the Board.
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
On March 15, 2022, the Board approved the Fifth Amendment to the TAPP (the "Fifth Amendment"), which amends the TAPP, as previously amended by the First, Second, Third and Fourth Amendments that were approved the Board on April 6, 2018, April 5, 2019, April 9, 2020 and April 9, 2021, respectively. The Fifth Amendment amends the definition of "Final Expiration Date" under the TAPP to extend the duration of the TAPP and makes associated changes in connection therewith. Pursuant to the Fifth Amendment, the Final Expiration Date shall be the close of business on the earlier of (i) December 31, 2023 or (ii) December 31, 2022 if stockholder approval of the Fifth Amendment has not been obtained prior to such date. At the Company's 2022 annual meeting of stockholders, the Company's stockholders approved the Fifth Amendment, thus the Final Expiration Date will be the close of business on December 31, 2023.
Note 12 - Stock-Based Compensation
The Company grants equity-based awards to employees, non-employee directors and consultants that may include, but are not limited to, RSAs, PSUs, restricted stock units and stock options. Stock-based compensation expense related to manufacturing employees and administrative employees is included within the "Cost of revenue" and "Payroll and benefits" line items, respectively, in the Condensed Consolidated Statements of Operations. Stock-based compensation expense related to non-employee directors and consultants is included within the "General and administrative" line item in the Condensed Consolidated Statements of Operations.
Total stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
RSA expense	$420	$435	$1,240	$1,353
PSU expense	87	54	215	123
Total stock-based compensation expense	$507	$489	$1,455	$1,476
The amount of unrecognized compensation cost as of September 30, 2022, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of September 30, 2022
(in thousands, expect years)	Unrecognized Compensation Cost	Expected Weighted- Average Period of Recognition (in years)
RSA expense	$2,767	1.86
PSU expense	648	1.57
Total unrecognized stock-based compensation expense	$3,415	1.81
Restricted Stock
Restricted stock is typically granted with vesting terms of three years. The fair value of RSAs is determined based on the closing price of the Company’s common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for RSAs is generally recognized on a straight-line basis over the entire vesting period.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of RSA activity under the Company's various stock compensation plans for the nine months ended September 30, 2022 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2022	531,623	$5.94
Granted	400,301	$6.12
Vested	(249,620)	$6.44
Forfeited	(69,737)	$5.94
Non-vested at September 30, 2022	612,567	$5.84
Performance Share Units
Compensation expense is recognized for PSUs on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant using a Monte Carlo simulation model. A summary of PSU activity for the nine months ended September 30, 2022 is presented below:

	Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
PSU's outstanding, January 1, 2022	88,026	$6.65
Granted	60,565	9.59
Vested / Settled	—	—
Forfeited / Canceled	—	—
PSU's outstanding, September 30, 2022	148,591	$7.85	$406	1.57
Note 13 - Income Taxes
For the three and nine months ended September 30, 2022 and 2021, the Company's income tax expense and effective tax rates were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for rate)	2022	2021	2022	2021
Income tax (benefit) expense	$—	$4,581	$—	$14,013
Effective tax rate	—%	16%	—%	14%
The Company incurred pretax loss for the nine months ended September 30, 2022 and expects to incur pretax loss for the year ending December 31, 2022. As a result, the effective rate for the three and nine months ended September 30, 2022 was zero as the resultant tax benefit was offset by a valuation allowance recorded as of September 30, 2022. The effective rate for the three and nine months ended September 30, 2021 was lower than the federal statutory rate primarily from the impact of a decrease in the valuation allowance recorded against deferred tax assets as of September 30, 2021.
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
Through December 31, 2021, we generated substantial earnings from our equity investments in Tinuum Group and Tinuum Services. Both entities ceased operations effective December 31, 2021 as a result of the expiration of a tax credit program under the Section 45 Tax Credit Program. Tinuum Group provided reduction of mercury and nitrogen oxide ("NOx") emissions at select coal-fired power generators through the production and sale of refined coal ("RC") which qualified for tax credits under the Section 45 Tax Credit Program ("Section 45 tax credits"). We also earned royalties for technologies that were licensed to Tinuum Group and used at certain RC facilities to enhance combustion and reduced emissions of NOx and mercury from coal burned to generate electrical power. Tinuum Services operated and maintained the RC facilities under operating and maintenance agreements with Tinuum Group and owners or lessees of the RC facilities. Presently, both Tinuum Group and Tinuum Services continue to wind-down their operations, and we have received what we anticipate are the final distributions from these equity-method investments.
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
Drivers of Demand and Key Factors Affecting Profitability
Drivers of demand and key factors affecting our profitability are sales of our consumables-based solutions for coal-fired power generation, industrials, municipal water customers and other diverse markets served by Norit, whom we supply through the Supply Agreement as discussed below. Our operating results are influenced by: (1) changes in our manufacturing production and sales volumes; (2) changes in price and product mix; (3) changes in coal-fired dispatch and electricity power generation sources and (4) changes in demand for contaminant removal within water treatment facilities. During the three months ended September 30, 2022, we have continued to see high demand for our AC products. As such, we continue to purchase inventory to supplement customer demands in excess of our production capacity and to achieve our target inventory levels. Although we expect to continue to supplement inventories throughout 2023, we expect those purchases to be at reduced levels compared to 2022.
Proposed Merger
As more fully discussed in Note 2 to the Condensed Consolidated Financial Statements, on August 19, 2022, we and Arq entered into the Transaction Agreement, which if approved, would combine both companies under New ADES, which will be renamed Advanced Emissions Solutions, Inc. and trade under the ticker symbol ADES. New ADES will acquire 100% of the outstanding equity interests of Arq (the "Arq Share Acquisition"), and our stockholders will receive shares of New ADES and the right to receive either their pro rata share of a $10.0 million aggregate cash payment or additional shares in New ADES.
As part of the Transaction Agreement, we have entered into subscription agreements from existing Arq shareholders for the purchase of $20.0 million of shares of New ADES' common stock (the "PIPE Investment") and a term debt commitment letter for $10.0 million (the "Debt Financing"), both of which will fund at Closing.

The Closing is conditioned on the absence of any order, law or injunction preventing the consummation of the Transactions; approval for listing of the shares of New ADES common stock issued to our stockholders and the Arq shareholders (subject to official notice of issuance) on the Nasdaq Global Market; approval of the Transaction Agreement by holders of a majority of the outstanding common shares of ADES; the approval of the Scheme of Arrangement by resolution of a majority in number of the Arq shareholders representing three-fourths (75%) or more of the voting rights of the Arq shareholders; expiration of the waiting period under the Hart-Scott-Rodino Act; subject to certain qualifications, the accuracy of representations and warranties of the other party set forth in the Transaction Agreement; the performance by the other party in all material respects of its obligations under the Transaction Agreement, and other customary conditions. In addition, ADES’ obligation to consummate the Transactions is conditioned upon the consummation Debt Financing and the PIPE Investment.
Arq developed and owns a novel, patent-protected manufacturing process for producing carbon products through remediating coal waste sites. The Merger creates a North American based, integrated environmental technology company with access to diverse growth markets and a competitively advantaged position supported by patent-protected intellectual property ("IP") and products. We believe Arq’s technology and unique, waste-derived feedstock provide significant growth opportunities into high-growth GAC markets as well as large, adjacent markets including, but not limited to, additives to be utilized within the Carbon Black, Asphalt and Marine Fuel markets. The combined company will seek to leverage Arq’s existing strategic partnerships with Peabody, Vitol, Hafnia and Mitsubishi.
The utilization of a waste-derived feedstock results in lower manufacturing emissions and promotes the reclamation of property for future use. Further, with Arq’s feedstock, we believe New ADES’ vertically integrated supply chain will enable highly efficient production and distribution of an expanded portfolio of both GAC and PAC products.
We believe the combination of ADES and Arq provides entry into broader, higher performance and higher value AC markets by applying our existing organizational infrastructure, large scale manufacturing capabilities, established distribution network, world-class research, technical support, market-leading sales channels and customer base, while integrating Arq’s unique patent-protected and environmentally sustainable feedstock. The Merger also provides for the optimization of the Red River plant to produce additional GAC products made from Arq’s feedstock, thereby allowing entrance into growing and diverse markets, as well as improving the plant’s economics. We believe this combination provides ADES with end-market opportunities that may not be available to us without more diverse feedstocks and provides economic growth opportunities within AC markets that may not be available without the Merger.
Supply Agreement
On February 25, 2022, we received $10.6 million in cash from Norit as a result of the Change in Control, of which $8.5 million represented full payment of the outstanding Reclamation Reimbursement. As a result of the Change in Control, we recognized a loss of $0.5 million, which is included within the "Other income (expense)" line item in the Condensed Consolidated Statement of Operation for the nine months ended September 30, 2022. The Change in Control did not impact any other provisions of the Supply Agreement.
Marshall Mine
On September 2, 2022, we entered into a Purchase Agreement with a third party (the "MM Buyer") to sell all of our membership interests in Marshall Mine, LLC to the MM Buyer in exchange for a cash payment to be made by the Seller to the MM Buyer of approximately $2.4 million and the assumption by the MM Buyer of certain liabilities of Marshall Mine, LLC (the "MM Sale"). The MM Buyer previously operated the Marshall Mine on behalf of Marshall Mine, LLC and is currently performing reclamation under the Reclamation Contract. The Purchase Price is subject to adjustments for certain events that may occur during the period from the Agreement Date and the Closing Date.
The obligations of the Parties to close the MM Sale is subject to certain events, including (1) obtaining the approval of the Commission for an operating permit in the name of the MM Buyer or an affiliate of the MM Buyer; and (2) the MM Buyer replacing the Seller’s surety bond with a reclamation performance bond, letter of credit or other form of security to which the MM Buyer or an affiliate of the MM Buyer is the principal that is satisfactory to the Commission. As of September 30, 2022, Marshall Mine, LLC had outstanding liabilities of approximately $5.1 million, which we expect to be fully discharged upon payment of the Purchase Price. Because the Closing Date is uncertain, primarily due to the uncertain date for the Parties to receive approval of the MM Buyer's operating permit and surety bond by the Commission, we are unable to determine the accounting period in which we will recognize the MM Sale.

Results of Operations
For the three and nine months ended September 30, 2022, we recognized net loss of $2.4 million and $5.8 million, respectively, compared to net income of $24.3 million and $54.6 million for the three and nine months ended September 30, 2021, respectively. The most significant factor impacting results period over period was the decrease in equity earnings from Tinuum Group as the ability to generate Section 45 tax credits, the driver for Tinuum Group's operations, ceased as of December 31, 2021.
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
Comparison of the Three Months Ended September 30, 2022 and 2021
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the three months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	($)	(%)
Revenues:
Consumables	$28,437	$26,693	$1,744	7%
License royalties, related party	—	4,165	(4,165)	(100)%
Total revenues	$28,437	$30,858	$(2,421)	(8)%
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	$21,575	$19,956	$1,619	8%
Consumables and consumables cost of revenue
For the three months ended September 30, 2022, consumables revenues increased from the comparable quarter in 2021 primarily driven by higher volumes sold, which comprised $1.5 million of the total change. Product volumes were higher among power generation customers primarily due to higher natural gas prices and higher demand for electricity compared to the same quarter in 2021, which contributed to increased utilization of coal-fired generation and increased demand for our products. Total consumables revenues also increased due to overall higher pricing of our products by approximately $1.5 million from the comparable quarter in 2021. Offsetting these increases to Consumable revenue was unfavorable product mix of approximately $1.3million for the three months ended September 30, 2022 compared to 2021.
Consumables gross margin, exclusive of depreciation and amortization, remained flat for the three months ended September 30, 2022, compared to the corresponding quarter in 2021. For the three months ended September 30, 2022, our consumables gross margin was negatively impacted by higher prices for key raw materials, transportation, including fuel, and other operational costs to produce and deliver our products, including an increase in the amount of third-party carbons purchased in order to meet customer demand for our products and supplement the higher operating utilization of the Red River Plant. Offsetting these negative impacts was an increase in the prices of our products, most of which were in place as of the beginning of April 2022, as well as sales volume remaining consistent quarter over quarter, and incremental positive impact from net electricity generated.
We expect that consumables revenues and gross margin will continue to be positively impacted by our product price increases related to new or renewed contracts and our efforts to move our product mix to higher margin products. We anticipate that the product price increases will help offset both the inflation we are experiencing in many of our operating costs and the higher operating costs from purchasing third-party carbon. We expect consumables cost of revenue and gross margin to be negatively impacted due to routine scheduled maintenance outages planned for the second quarter of 2023.
Consumables revenues continues to be affected by electricity demand driven by seasonal weather and related power generation needs, as well as competitor prices related to alternative power generation sources such as natural gas and renewables.
License royalties, related party
As discussed above, Tinuum Group ceased operations as of December 31, 2021 and as a result, we did not recognize any revenues from license royalties from Tinuum Group for the three months ended September 30, 2022.

Other Operating Expenses
A summary of the components of our operating expenses for the three months ended September 30, 2022 and 2021, exclusive of cost of revenue items (presented above), is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	($)	(%)
Operating expenses:
Payroll and benefits	$2,313	$2,637	$(324)	(12)%
Legal and professional fees	3,668	1,106	2,562	232%
General and administrative	1,833	1,715	118	7%
Depreciation, amortization, depletion and accretion	1,671	2,145	(474)	(22)%
	$9,485	$7,603	$1,882	25%
Payroll and benefits
Payroll and benefits expenses, which represent costs related to selling, general and administrative personnel, decreased for the three months ended September 30, 2022 compared to the corresponding quarter in 2021, primarily due to a decrease in payroll-related expenses of employees as our headcount decreased quarter over quarter.
Legal and professional fees
Legal and professional fees increased for the three months ended September 30, 2022 compared to the corresponding quarter in 2021 as a result of an increase in costs incurred related to the Merger, and was comprised mostly of legal and consulting fees.
General and administrative
General and administrative expenses had no significant changes quarter over quarter.
Depreciation, amortization, depletion and accretion
Depreciation and amortization expense decreased for the three months ended September 30, 2022 compared to the corresponding quarter in 2021 primarily due to higher production volumes compared to sales volumes for the three months ended September 30, 2022, resulting in $0.2 million less absorption of depreciation in inventory. Further driving the decrease was a reduction in accretion expense of $0.1 million related to the Marshall Mine ARO and amortization expense of $0.1 million related to patents.

Other Income (Expense), net
A summary of the components of other income (expense), net for the three months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	($)	(%)
Other income (expense):
Earnings from equity method investments	$—	$22,195	$(22,195)	(100)%
Gain on extinguishment of debt	—	3,345	(3,345)	(100)
Interest expense	(83)	(86)	3	(3)%
Other	315	81	234	289%
Total other income	$232	$25,535	$(25,303)	(99)%
Earnings from equity method investments
As discussed above, both Tinuum Group and Tinuum Services ceased operations as of December 31, 2021, and as a result we recognized zero earnings from Tinuum Group and Tinuum Services for the three months ended September 30, 2022. The following table details the components of our respective equity method investments included in the Earnings from equity method investments line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(in thousands)	2022	2021
Earnings from Tinuum Group	$—	$19,975
Earnings from Tinuum Services	—	2,223
(Loss) earnings from other	—	(3)
Earnings from equity method investments	$—	$22,195
For the three months ended September 30, 2022, we did not recognize any equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net loss of $0.2 million for the quarter. For the three months ended September 30, 2021, we recognized $20.0 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $10.7 million for the quarter. For both of these quarters, the difference between our pro-rata share of Tinuum Group's net (loss) income and our earnings from the Tinuum Group equity method investment as reported on the Condensed Consolidated Statements of Operations is the result of cumulative distributions received from Tinuum Group being in excess of the carrying value of the investment, and therefore we recognize such excess distributions as equity method earnings in the period the distributions occur.
For the three months ended September 30, 2022, we did not recognize any equity earnings from Tinuum Services compared to our proportionate share of Tinuum Services' net loss of less than $0.1 million for the quarter. For the three months ended September 30, 2021, we recognized $2.2 million in equity earnings from Tinuum Services, which was our proportionate share of Tinuum Services' net income of $4.4 million for the quarter. The difference between our pro-rata share of Tinuum Services' net loss and our earnings from the Tinuum Services equity method investment as reported on the Condensed Consolidated Statements of Operations is the result of cumulative distributions received from Tinuum Services being in excess of the carrying value of the investment, and therefore we recognize such excess distributions as equity method earnings in the period the distributions occur.
Additional information related to equity method investments is included in Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this Report.
Gain on extinguishment of debt
For the three months ended September 30, 2021, we recorded a gain on extinguishment of a loan obtained through the Paycheck Protection Program (the "PPP Loan"), administered by Small Business Administration ("SBA"), in the amount of $3.3 million.
Interest expense
Interest expense had no significant changes quarter over quarter.

Other
Other increased for the three months ended September 30, 2022 compared to the corresponding quarter in 2021 as a result of a recognizing a gain on the sale of a right of way easement at the Marshall Mine of $0.2 million for the three months ended September 30, 2022.
Income tax expense
For the three months ended September 30, 2022, we recorded no income tax expense or benefit compared to income tax expense of $4.6 million for the three months ended September 30, 2021, primarily due to pretax loss for the three months ended September 30, 2022 of $2.4 million compared to pretax income for the three months ended September 30, 2021 of $28.8 million. We did not recognize a tax benefit for the three months ended September 30, 2022 related to the pretax loss for this period, as we recorded a valuation allowance as of September 30, 2022 primarily based on our forecast of pretax loss for the year ended December 31, 2022.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	($)	(%)
Revenues:
Consumables	$79,578	$62,642	$16,936	27%
License royalties, related party	—	11,888	(11,888)	(100)%
Total revenues	$79,578	$74,530	$5,048	7%
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	$62,992	$48,672	$14,320	29%
Consumables and consumables cost of revenue
For the nine months ended September 30, 2022, consumables revenues increased from the comparable period in 2021 primarily driven by higher product volumes, which comprised approximately $11.2 million of the total change. Product volumes in 2022 were higher in power generation primarily due to higher natural gas prices compared to the prior year period, which contributed to increased demand for our products. Total consumables revenues also increased due to favorable selling prices of our products by approximately $4.3 million and favorable product mix of $0.6 million.
Consumables gross margin, exclusive of depreciation and amortization, decreased for the nine months ended September 30, 2022 compared to the corresponding period in 2021. For the nine months ended September 30, 2022, our consumables gross margin was negatively impacted by higher prices for key raw materials, transportation, including fuel, and other operational costs to produce and deliver our products, including an increase in the amount of third-party carbons purchased in order to meet customer demand for our products and supplement the higher operating utilization of the Red River Plant. Offsetting these negative impacts were higher product volumes, which resulted in lower fixed costs per pound, as well as increases in the prices of our products implemented during the first half of 2022, sales volume remaining consistent quarter over quarter and incremental positive impact from net electricity generated.
License royalties, related party
As discussed above, Tinuum Group ceased operations as of December 31, 2021 and as a result, for the nine months ended September 30, 2022, we did not recognize any revenues from license royalties from Tinuum Group.

Other Operating Expenses
A summary of the components of our operating expenses, exclusive of cost of revenue items (presented above), for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	($)	(%)
Operating expenses:
Payroll and benefits	$7,458	$8,014	$(556)	(7)%
Legal and professional fees	7,395	4,340	3,055	70%
General and administrative	5,628	5,223	405	8%
Depreciation, amortization, depletion and accretion	4,765	6,155	(1,390)	(23)%
Loss (gain) on change in estimate, asset retirement obligation	34	(1,942)	1,976	(102)%
	$25,280	$21,790	$3,490	16%
Payroll and benefits
Payroll and benefits expenses decreased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to a decrease in payroll-related expenses of employees of approximately $0.8 million as our headcount decreased period over period. Partially offsetting these decreases was an increase in expense of $0.2 million related to the Amended Retention Agreements.
Legal and professional fees
Legal and professional fees increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily as a result of an increase in costs incurred related to the Merger, and was comprised mostly of legal and consulting fees.
General and administrative
General and administrative expenses increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in rent and occupancy expense of $0.1 million, research and development expense of $0.1 million, travel of $0.1 million and recruiting fees of $0.1 million.
Depreciation, amortization, depletion and accretion
Depreciation and amortization expense decreased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to higher production volumes during the nine months ended September 30, 2022, resulting in $0.7 million less absorption of depreciation in inventory. Further driving the decrease was a reduction in accretion expense of $0.4 million related to the reduction of the Marshall Mine ARO compared to prior year period and a decrease in amortization expense of $0.3 million related to patents.
Loss (gain) on change in estimate, asset retirement obligation
We recorded a loss on change in estimate of $34.0 thousand primarily based on a change in the timing of estimated payments for future reclamation requirements of the Marshall Mine, which is included in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.
We recorded a gain on change in estimate of $1.9 million related to a reduction in scope of our future reclamation efforts of the Marshall Mine, which is included in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.

Other Income (Expense), net
A summary of the components of our other income (expense), net for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	($)	(%)
Other income (expense):
Earnings from equity method investments	$3,222	$61,944	$(58,722)	(95)%
Gain on extinguishment of debt	—	3,345	(3,345)	(100)
Interest expense	(259)	(1,416)	1,157	(82)%
Other	(19)	652	(671)	(103)%
Total other income	$2,944	$64,525	$(61,581)	(95)%

Earnings from equity method investments
The following table details the components of our respective equity method investments included within the Earnings from equity method investments line item on the Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Earnings from Tinuum Group	$3,137	$55,462
Earnings from Tinuum Services	84	6,485
Earnings (loss) from other	1	(3)
Earnings from equity method investments	$3,222	$61,944
For the nine months ended September 30, 2022, we recognized $3.1 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net loss of $1.7 million for the period. For the nine months ended September 30, 2021, we recognized $55.5 million in equity earnings from Tinuum Group compared to our proportionate share of Tinuum Group's net income of $33.6 million for the period. For both of these periods, the difference between our pro-rata share of Tinuum Group's net (loss) income and our earnings from Tinuum Group equity method investment as reported on the Condensed Consolidated Statements of Operations is the result of cumulative distributions received from Tinuum Group being in excess of the carrying value of the investment, and therefore we recognize such excess distributions as equity method earnings in the period the distributions occur.
For the nine months ended September 30, 2022, we recognized $0.1 million in equity earnings from Tinuum Services compared to our proportionate share of Tinuum Services' net loss of $0.1 million for this period. The difference between our pro-rata share of Tinuum Services' net loss and our earnings from the Tinuum Services equity method investment as reported on the Condensed Consolidated Statements of Operations is the result of cumulative distributions received from Tinuum Services being in excess of the carrying value of the investment, and therefore we recognize such excess distributions as equity method earnings in the period the distributions occur. For the three months ended September 30, 2021, we recognized $6.5 million in equity earnings from Tinuum Services, which was our proportionate share of Tinuum Services' net income of $13.0 million for the quarter.
See additional information related to equity method investments is included in Note 10 to the Condensed Consolidated Financial Statements included in Part I - Item 1 of this Report.
Gain on extinguishment of debt
As previously discussed, for the nine months ended September 30, 2021, we recorded a gain on extinguishment of debt in the amount of $3.3 million related to the SBA forgiveness of the PPP Loan.
Interest expense
For the nine months ended September 30, 2022, interest expense decreased $1.2 million primarily due to the pay-off of a senior term loan as of June 1, 2021.

Other
For the nine months ended September 30, 2022, Other is primarily comprised of a loss of $0.5 million recognized on the settlement of the Reclamation Reimbursement related to the Change in Control on February 25, 2022, which was partially offset by a gain on sale of right of way easement of $0.2 million at the Marshall Mine and gain on sale of property plant and equipment of $0.2 million.
Income tax expense
For the nine months ended September 30, 2022, we recorded no income tax expense or benefit compared to income tax expense of $14.0 million for the nine months ended September 30, 2021, primarily due to pretax loss for the nine months ended September 30, 2022 of $5.8 million compared to pretax income for the nine months ended September 30, 2021 of $68.6 million. We did not recognize a tax benefit for the nine months ended September 30, 2022 related to the pretax loss for this period, as we recorded a valuation allowance as of September 30, 2022 primarily based on our forecast of pretax loss for the year ended December 31, 2022.

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
We define Consolidated EBITDA as net income (loss) adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: depreciation, amortization, depletion, accretion, amortization of upfront customer consideration, which was recorded in conjunction with the Marshall Mine Acquisition ("Upfront Customer Consideration"), interest expense, net and income taxes. We define Consolidated Adjusted EBITDA as Consolidated EBITDA reduced by the non-cash impact of equity earnings from equity method investments and gain on extinguishment of debt, increased by cash distributions from equity method investments, loss on early settlement of the Norit Receivable and the change in ARO as a result of a change in estimate. Because Consolidated Adjusted EBITDA omits certain non-cash items, we believe that the measure is less susceptible to variances that affect our operating performance.
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
Consolidated EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(2,391)	$24,253	$(5,750)	$54,580
Depreciation, amortization, depletion and accretion	1,671	2,145	4,765	6,155
Amortization of Upfront Customer Consideration	127	127	381	381
Interest expense, net	44	25	163	1,188
Income tax expense	—	4,581	—	14,013
Consolidated ( EBITDA loss) EBITDA	(549)	31,131	(441)	76,317
Cash distributions from equity method investees	—	22,875	5,613	66,751
Equity earnings	—	(22,195)	(3,222)	(61,944)
Gain on extinguishment of debt	—	(3,345)	—	(3,345)
Loss (gain) on change in estimate, asset retirement obligation		—	34	(1,942)
Loss on early settlement of Norit Receivable	—	—	535	—
Consolidated (Adjusted EBITDA loss) Adjusted EBITDA	$(549)	$28,466	$2,519	$75,837

Liquidity and Capital Resources
Current Resources and Factors Affecting Our Liquidity
As of September 30, 2022, our principal sources of liquidity included:
•cash on hand, excluding restricted cash of $10.0 million pledged as collateral under a surety bond agreement; and
•our operations.
As of September 30, 2022, our principal uses of liquidity included:
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
Tinuum Group and Tinuum Services Distributions
The following table summarizes the cash distributions from our equity method investments for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Tinuum Services	$2,476	$7,902
Tinuum Group	3,137	58,849
Distributions from equity method investees	$5,613	$66,751
Cash distributions from Tinuum for the nine months ended September 30, 2022 decreased by $61.1 million compared to the nine months ended September 30, 2021 primarily due to Tinuum Group and Tinuum Services ceasing material operations as of December 31, 2021.
Cash Flows
Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021
Cash and restricted cash decreased from $88.8 million as of December 31, 2021 to $85.8 million as of September 30, 2022. The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Cash and restricted cash provided by (used in):
Operating activities	$352	$24,688	$(24,336)
Investing activities	(1,966)	38,937	(40,903)
Financing activities	(1,343)	(17,418)	16,075
Net change in cash and restricted cash	$(2,957)	$46,207	$(49,164)
Cash flow from operating activities
Cash flows provided by operating activities for the nine months ended September 30, 2022 decreased by $24.3 million compared to the nine months ended September 30, 2021. The decrease was primarily attributable to net loss of $5.8 million for the nine months ended September 30, 2022 compared to net income of $54.6 million for the nine months ended September 30, 2021, a decrease in Deferred income tax expense of $9.0 million, a decrease in Distributions from equity method investees, return on investment of $19.7 million and an increase in net working capital of $5.1 million. Offsetting the net decrease in cash flows provided by operating activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were decreases in Earnings from equity method investments of $58.7 million, Other long-term assets, net of $6.1 million, primarily from the Norit Payment in settlement of the Reclamation Reimbursement, and the non-cash gain recognized from the change in estimate of the Marshall Mine ARO of $2.0 million.

Cash flow from investing activities
Cash flows provided by (used in) investing activities decreased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 by $40.9 million primarily as a result of a decrease in distributions from equity earnings in excess of cumulative earnings of $41.4 million. Offsetting the net decrease in cash flows provided by (used in) investing activities was an increase in property, plant and equipment additions of $0.8 million.
Cash flow from financing activities
Cash flows used in financing activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 decreased by $16.1 million primarily from a decrease in principal loan repayments on a senior term loan.
Material Cash Requirements
For the nine months ended September 30, 2022, there were no material changes to our contractual obligations outside of the ordinary course of business from those reported as of December 31, 2021. We expect that our cash on hand as of September 30, 2022 will provide sufficient liquidity to fund operations for the next 12 months.
Capital Expenditures
For 2022, we expect to incur $11.4 million in capital expenditures compared to $7.6 million incurred in 2021. This increase is primarily the result of forecasted capital improvements to the Red River Plant of approximately $4.4 million, product specific capital expenditures related to the Supply Agreement of approximately $0.7 million and scheduled maintenance improvements. We expect to fund all capital expenditures for 2022 from cash on hand.
Retention Agreements
In August 2022, the Company paid out $1.0 million pursuant to the payment terms of the Amended Retention Agreements. As of September 30, 2022, the remaining outstanding amount due under the Amended Retention Agreements is $1.1 million.
Five Forks Mine and Marshall Mine Obligations
As of September 30, 2022, we had outstanding surety bonds with regulatory commissions totaling $24.1 million related to both the Marshall Mine and Five Forks Mine. As of September 30, 2022, and as required by our surety bond provider, we held restricted cash of $10.0 million pledged as collateral related to performance requirements required under reclamation contracts for both the Marshall Mine and Five Forks Mine. We expect that the obligations secured by these surety bonds will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related surety bonds should be released and collateral requirements reduced. However, in the event any surety bond is called, our indemnity obligations could require us to reimburse the surety bond provider.
We intend to fund our mine reclamation costs associated with both the Five Forks Mine and Marshall Mine from cash on hand. As discussed above, on September 2, 2022, we executed the sale of all of our equity interests in Marshall Mine, LLC and upon the expected closing of this transaction, we expect to fully discharge the liability associated with the Reclamation Costs and also reduce both the surety bond and collateral requirements as we will only be obligated for future remediation costs for the Five Forks Mine.
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
(e)the timing and effects of the proposed merger with Arq Limited;
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weakness described in Item 9A. "Controls and Procedures" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for the initial application of the adoption of ASC 606 related to the accounting for freight, which was previously immaterial; an inadequate monitoring of interpretative guidance of previously adopted accounting standards; and a lack of a control related to an annual review of policies and procedures for material accounts.
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

Changes in Internal Control Over Financial Reporting
Under the applicable SEC rules (Exchange Act Rules 13a-15(f) and 15d-15(f) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A. "Controls and Procedures" of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting described above. As of September 30, 2022, we designed and implemented remediation procedures which enhanced existing controls that were ineffective in the prior year and implemented new controls to address the design gaps related to the material weakness. The updates to the internal controls framework include enhanced monitoring of interpretative guidance of previously adopted accounting standards and a periodic review of policies and procedures associated to material accounts. For the fiscal quarter ended September 30, 2022, the new controls were in place and remediation procedures continued, and, accordingly, we believe the controls will be in place for a sufficient period of time to conclude on their effectiveness as of December 31, 2022.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation, claims and other proceedings related to the conduct of our business. Information with respect to this item may be found in Note 8 "Commitments and Contingencies" to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report.
Item 1A. Risk Factors
There are no material updates to our risk factors as disclosed in the 2021 Form 10-K except as described below.
Risks Related to our Pending Business Combination
We are subject to a number of risks and uncertainties related to the pending Transactions including, but not limited to, the risks discussed below in this section of the risk factors. For additional information about the pending Transactions and the additional risks and uncertainties related to the Transactions, see New ADES’ registration statement on Form S-4, filed with the SEC on November 3, 2022.
Completion of the Transactions is subject to certain conditions, some of which are outside of the parties’ control, and if these conditions are not satisfied or waived, the Transactions will not be completed.
The closing of the Transactions is subject to certain conditions, including (i) ADES stockholder approval of the merger proposal and related matters at our special meeting of stockholders, (ii) Arq shareholder approval of the Scheme of Arrangement and certain related matters, (iii) the expiration or termination of all waiting periods applicable to the Contemplated Transactions under the HSR Act, (v) the effectiveness of the registration statement on Form S-4 for the New ADES Shares, (vi) receipt of Nasdaq listing approval for the New ADES Shares and the shares of New ADES to be issued in the Arq Acquisition, (vii) subject to certain materiality exceptions, the accuracy of each of our and Arq’s representations and warranties in the Transaction Agreement and performance by us and Arq of obligations under the Transaction Agreement and (viii) the sanctioning of the Scheme of Arrangement by the Royal Court of Jersey and the delivery of the order of the Royal Court of Jersey sanctioning the Scheme of Arrangement to the Registrar of Companies in Jersey.
The requirement to satisfy each of the foregoing conditions could delay completion of the Transactions for a significant period of time or prevent them from occurring at all. Any delay in completing the Transactions could cause New ADES not to realize some or all of the benefits that the parties expect New ADES to achieve if the Transactions are successfully completed within the expected timeframe. Additionally, any delay in completing the Transactions could lead to increased costs for us and Arq. Further, as a condition to approving the Transactions, governmental authorities may impose conditions, terms, obligations or restrictions on the conduct of the parties’ business after the completion of the Transactions. Notwithstanding the provisions of the Transaction Agreement, if the parties were to become subject to any conditions, terms, obligations or restrictions (whether because such conditions, terms, obligations and restrictions do not rise to the specified level of materiality or because the parties consent to their imposition), it is possible that such conditions, terms, obligations or restrictions will delay completion of the Transactions or otherwise adversely affect the parties’ business, financial condition, or operations. Furthermore, governmental authorities may require that the parties divest assets or businesses as a condition to the closing of the Transactions. If we are required to divest assets or businesses, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. There can be no assurance that the conditions to the closing of the Transactions will be satisfied or, where applicable, waived or that the Transactions will be completed.
In addition, if the Transactions shall not have occurred by April 30, 2023 (subject to certain extension rights), either we or Arq may choose not to proceed with the Transactions. We and Arq may also terminate the Transaction Agreement under certain specified circumstances.
Failure to complete the Transactions could negatively impact our stock price and the future business and financial results.
If the Transactions are not completed for any reason, including as a result of our stockholders failing to adopt the Transaction Agreement and approve the transactions contemplated thereby, or Arq shareholders failing to approve the Scheme of Arrangement, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Transactions, we would be subject to a number of risks, including the following:
•we may be required, under certain circumstances, to pay Arq a termination fee of approximately $3 million and/or reimburse Arq for certain fees and expenses in an amount of up to $3 million;

•we are subject to certain restrictions on the conduct of our businesses prior to completing the Transactions, which may adversely affect our ability to execute certain of our respective business strategies going forward if the Transactions are not completed;
•we have incurred and will continue to incur significant costs and fees associated with the proposed Transactions, such as legal, accounting, financial advisor and printing fees, regardless of whether the Transactions are completed;
•we may experience negative reactions from the financial markets, including negative impacts on our stock prices;
•we may experience negative reactions from our customers, regulators and employees; and
•matters relating to the Transactions (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.
In addition, we could be subject to litigation related to any failure to complete the Transactions or related to any enforcement proceeding commenced against us to perform our obligations under the Transaction Agreement. If the Transactions are not completed, these risks may materialize and may adversely affect our business, financial condition, financial results and stock price.
The Transaction Agreement limits our ability to pursue alternatives to the Transaction, may discourage other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay Arq a termination fee and/or reimburse Arq for certain of its expenses.
The Transaction Agreement contains certain provisions that restrict our ability to solicit, initiate, knowingly encourage induce or facilitate any inquiry, proposal or offer with respect to, or making or completion of, any acquisition proposal, or any inquiry, proposal or offer that would reasonably be expected to lead to, an acquisition proposal with respect to the Company, and we have agreed to certain terms and conditions relating to our ability to enter into, continue or otherwise participate in any discussions or negotiations regarding or otherwise cooperate in any way with, any acquisition proposal. In addition, Arq generally has an opportunity to offer to modify the terms of the Transaction Agreement in response to any competing acquisition proposals or intervening events before our Board may withdraw, modify or qualify its recommendation. The Transaction Agreement further provides that under specified circumstances, including after receipt of certain alternative acquisition proposals, we may be required to pay Arq a cash termination fee equal to $3 million and/or reimburse Arq for certain fees and expenses in an amount of up to $3 million.
These provisions could discourage a potential third-party acquirer or other strategic transaction partner that might have an interest in acquiring all or a significant portion of our Company from considering or pursuing an alternative transaction with us or proposing such a transaction, even if it were prepared to pay consideration with a higher per share value than the total value proposed to be paid or received in the mergers. These provisions might also result in a potential third-party acquirer or other strategic transaction partner proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.
We will incur significant transaction and merger-related costs in connection with the Transactions.
We have incurred and expect to incur a number of non-recurring direct and indirect costs associated with the Transactions. These costs and expenses include fees paid to financial, legal and accounting advisors, severance and other potential employment-related costs, including payments that may be made to certain of our executives, filing fees, printing expenses and other related charges. Some of these costs are payable by us regardless of whether the Transactions are completed. There are also processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Transactions and the integration of the two companies’ businesses. While we have assumed that a certain level of expenses would be incurred in connection with the Transactions and the other transactions contemplated by the Transaction Agreement and continue to assess the magnitude of these costs, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.
There may also be additional unanticipated significant costs in connection with the Transactions that we may not recoup. These costs and expenses could reduce the realization of efficiencies and strategic benefits we expect New ADES to achieve from the Transactions. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

In connection with the Transactions, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could negatively affect our business, assets, liabilities, prospects, outlook, financial condition and results of operations.
Although we have conducted extensive due diligence in connection with the Transactions and related transactions, we cannot assure stockholders that this diligence revealed all material issues that may be present, that it would be possible to uncover all material issues through a customary amount of due diligence or that factors outside of our control will not later arise. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Further, as a result of the Transactions, purchase accounting and the proposed operation of New ADES going forward, we may be required to take write-offs or write-downs, restructuring and impairment or other charges. As a result, we may be forced to write-down or write-off assets, restructure its operations or incur impairment or other charges that could negatively affect our business, assets, liabilities, prospects, outlook, financial condition and results of operations.
We may have difficulty attracting, motivating and retaining executives and other key employees due to uncertainty associated with the Transactions.
New ADES’ success after completion of the Transactions will depend in part upon the ability of New ADES to retain our key employees. Competition for qualified personnel can be intense. Our current and prospective employees may experience uncertainty about the effect of the Transactions, which may impair our ability to attract, retain and motivate key management, sales, marketing, manufacturing, technical and other personnel prior to and following the Transactions. Employee retention may be particularly challenging during the pendency of the Transactions, as our employees may experience uncertainty about their future roles with New ADES.
In addition, pursuant to severance provisions in our executive employment agreements, certain of our key employees are entitled to receive severance payments upon certain qualifying terminations of their employment. Certain of our key employees potentially could terminate their employment following specified circumstances set forth in the applicable executive severance scheme or employment agreement, including certain changes in such key employees’ title, status, authority, duties, responsibilities or compensation, and be entitled to receive severance. Such circumstances could occur in connection with the Transactions as a result of changes in roles and responsibilities.
While we may employ the use of certain retention programs, there can be no guarantee that they will prove to be successful. If our key employees depart, the integration of the companies may be more difficult and New ADES’ business following the Transactions may be harmed. Furthermore, New ADES may be required to incur significant costs in identifying, hiring, training and retaining replacements for departing employees and may lose significant expertise and talent relating to our business, which may adversely affect New ADES’ ability to realize the anticipated benefits of the Transactions. Accordingly, no assurance can be given that New ADES will be able to attract or retain our key employees to the same extent that we have been able to attract or retain our own employees in the past.
Our business relationships may be subject to disruption due to uncertainty associated with the Transactions.
Companies with which we do business may experience uncertainty associated with the Transactions, including with respect to current or future business relationships with us or New ADES. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us or New ADES. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of New ADES, including an adverse effect on New ADES’ ability to realize the anticipated benefits of the Transactions. The risk and adverse effect of such disruptions could be exacerbated by a delay in completion of the Transactions.
Completion of the Transactions may trigger change-in-control or other provisions in certain agreements to which we are a party.
The completion of the Transactions may trigger change-in-control or other provisions in certain agreements to which we are a party. If we are unable to negotiate waivers of those provisions, the respective counterparties may exercise their rights and remedies under the applicable agreements, including in some instances potentially terminating the agreements or seeking monetary damages. Even if we are able to negotiate waivers, the respective counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to the combined business.

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
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
2.1	Transaction Agreement, dated as of August 19, 2022, by and among Advanced Emissions Solutions, Inc., Elbert Holdings, Inc., Elbert Merger Sub 1, Inc., and Arq Limited	8-K	001-37822	2.1	August 19, 2022
10.1	Membership Interest Purchase Agreement between Caddo Creek Resources Company, L.L.C., as Buyer, and ADA Carbon Solutions (Operations), LLC, as Seller dated as of September 2, 2022**	8-K	001-37822	10.1	September 6, 2022
31.1	Certification of Principal Executive Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Principal Financial Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
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

Notes:
*    Filed herewith.
**    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Emissions Solutions, Inc.
(Registrant)

November 8, 2022	By:	/s/ Greg Marken
Greg Marken
Chief Executive Officer
(Principal Executive Officer)

November 8, 2022	By:	/s/ Morgan Fields
Morgan Fields
Chief Accounting Officer
(Principal Financial Officer)