Form 10-Q
period 2023-09-30
Advanced Emissions Solutions, Inc.
filed 2023-11-08
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes  ☐    No  ☒
As of November 2, 2023, there were 33,180,907 outstanding shares of Advanced Emissions Solutions, Inc. common stock, par value $0.001 per share.

Part I. – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$52,529	$66,432
Receivables, net	14,225	13,864
Inventories, net	18,549	17,828
Prepaid expenses and other current assets	6,171	7,538
Total current assets	91,474	105,662
Restricted cash, long-term	8,792	10,000
Property, plant and equipment, net of accumulated depreciation of $17,110 and $11,897, respectively	85,709	34,855
Other long-term assets, net	44,629	30,647
Total Assets	$230,604	$181,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,972	$16,108
Current portion of debt obligations	1,991	1,131
Other current liabilities	6,061	6,645
Total current liabilities	22,024	23,884
Long-term debt obligations, net of current portion	19,179	3,450
Other long-term liabilities	15,107	13,851
Total Liabilities	56,310	41,185
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: par value of $0.001 per share, 50,000,000 shares authorized including Series A Convertible Preferred Stock: par value $0.001 per share, 8,900,000 shares authorized, none issued and outstanding	—	—
Common stock: par value of $0.001 per share, 100,000,000 shares authorized, 37,799,053 and 23,788,319 shares issued, and 33,180,907 and 19,170,173 shares outstanding at September 30, 2023 and December 31, 2022, respectively	38	24
Treasury stock, at cost: 4,618,146 and 4,618,146 shares as of September 30, 2023 and December 31, 2022, respectively	(47,692)	(47,692)
Additional paid-in capital	153,695	103,698
Retained earnings	68,253	83,949
Total Stockholders’ Equity	174,294	139,979
Total Liabilities and Stockholders’ Equity	$230,604	$181,164

See Notes to the Condensed Consolidated Financial Statements

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenues:
Consumables	$29,829	$28,437	$71,079	$79,578
Total revenues	29,829	28,437	71,079	79,578
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	20,707	21,575	53,218	62,992
Payroll and benefits	4,228	2,313	12,482	7,458
Legal and professional fees	1,654	3,668	8,060	7,395
General and administrative	3,054	1,833	9,177	5,662
Depreciation, amortization, depletion and accretion	2,711	1,671	7,276	4,765
Gain on sale of Marshall Mine, LLC	—	—	(2,695)	—
Total operating expenses	32,354	31,060	87,518	88,272
Operating loss	(2,525)	(2,623)	(16,439)	(8,694)
Other income (expense):
Earnings from equity method investments	412	—	1,512	3,222
Interest expense	(787)	(83)	(2,155)	(259)
Other	725	315	1,510	(19)
Total other income	350	232	867	2,944
Loss before income taxes	(2,175)	(2,391)	(15,572)	(5,750)
Income tax benefit	—	—	33	—
Net loss	$(2,175)	$(2,391)	$(15,539)	$(5,750)
Loss per common share (Note 1):
Basic	$(0.07)	$(0.13)	$(0.56)	$(0.31)
Diluted	$(0.07)	$(0.13)	$(0.56)	$(0.31)
Weighted-average number of common shares outstanding:
Basic	31,807	18,487	27,894	18,435
Diluted	31,807	18,487	27,894	18,435

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2023	23,788,319	$24	(4,618,146)	$(47,692)	$103,698	$83,949	$139,979
Stock-based compensation	483,242	—	—	—	563	—	563
Issuance of common stock pursuant to Arq Acquisition, net of offering costs	3,814,864	4	—	—	12,433	—	12,437
Issuance of common stock related to PIPE Investment, net of offering costs	3,842,315	4	—	—	15,216	—	15,220
Issuance of warrant	—	—	—	—	826	—	826
Repurchase of common shares to satisfy minimum tax withholdings	(74,104)	—	—	—	(146)	—	(146)
Preferred stock dividends declared on redeemable preferred stock	—	—	—	—	—	(157)	(157)
Net loss	—	—	—	—	—	(7,508)	(7,508)
Balances, March 31, 2023	31,854,636	$32	(4,618,146)	$(47,692)	$132,590	$76,284	$161,214
Stock-based compensation	(16,430)	—	—	—	545	—	545
Issuance of common stock upon conversion of preferred stock	5,362,926	5	—	—	18,921	—	18,926
Repurchase of common shares to satisfy minimum tax withholdings	(6,973)	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	(5,856)	(5,856)
Balances, June 30, 2023	37,194,159	$37	(4,618,146)	$(47,692)	$152,042	$70,428	$174,815
Stock-based compensation	105,244	—	—	—	702	—	702
Issuance of common stock to related party	527,779	1	—	—	999	—	1,000
Repurchase of common shares to satisfy minimum tax withholdings	(28,129)	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	—	(2,175)	(2,175)
Balances, September 30, 2023	37,799,053	$38	(4,618,146)	$(47,692)	$153,695	$68,253	$174,294

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2022	23,460,212	$23	(4,618,146)	$(47,692)	$102,106	$92,864	$147,301
Stock-based compensation	323,742	1	—	—	463	—	464
Repurchase of common shares to satisfy minimum tax withholdings	(59,736)	—	—	—	(382)	—	(382)
Net loss	—	—	—	—	—	(3,033)	(3,033)
Balances, March 31, 2022	23,724,218	$24	(4,618,146)	$(47,692)	$102,187	$89,831	$144,350
Stock-based compensation	(30,459)	—	—	—	484	—	484
Repurchase of common shares to satisfy minimum tax withholdings	(551)	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(326)	(326)
Balances, June 30, 2022	23,693,208	$24	(4,618,146)	$(47,692)	$102,668	$89,505	$144,505
Stock-based compensation	37,291	—	—	—	507	—	507
Cash dividends canceled on common stock	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(2,391)	(2,391)
Balances, September 30, 2022	23,730,499	$24	(4,618,146)	$(47,692)	$103,175	$87,116	$142,623

See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(15,539)	$(5,750)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization, depletion and accretion	7,276	4,765
Gain on sale of Marshall Mine, LLC	(2,695)	—
Operating lease expense	2,061	1,953
Stock-based compensation expense	1,810	1,455
Earnings from equity method investments	(1,512)	(3,222)
Amortization of debt discount and debt issuance costs	395	—
Other non-cash items, net	—	438
Changes in operating assets and liabilities:
Receivables and related party receivables	(359)	1,199
Prepaid expenses and other assets	3,595	(991)
Inventories, net	(811)	(7,222)
Other long-term assets, net	(3,646)	2,136
Accounts payable and accrued expenses	(12,033)	1,827
Other current liabilities	148	(184)
Operating lease liabilities	(140)	1,445
Other long-term liabilities	305	206
Distributions from equity method investees, return on investment	—	2,297
Net cash (used in) provided by operating activities	(21,145)	352
Cash flows from investing activities
Acquisition of property, plant, equipment, and intangible assets, net	(17,008)	(6,178)
Cash and restricted cash acquired in business acquisition	2,225	—
Payment for disposal of Marshall Mine, LLC	(2,177)	—
Acquisition of mine development costs	(1,856)	(345)
Distributions from equity method investees in excess of cumulative earnings	1,512	3,316
Proceeds from sale of property and equipment	—	1,241
Net cash used in investing activities	(17,304)	(1,966)
Cash flows from financing activities
Net proceeds from common stock issued in PIPE	15,220	—
Net proceeds from Term Loan, related party, net of discount and issuance costs	8,522	—
Net proceeds from common stock issuance, related party	1,000	—
Principal payments on finance lease obligations	(855)	(913)
Principal payments on Arq Loan	(341)	—
Repurchase of common stock to satisfy tax withholdings	(208)	(385)
Dividends paid on common stock	—	(45)
Net cash provided by (used) in financing activities	23,338	(1,343)
Decrease in Cash and Restricted Cash	(15,111)	(2,957)
Cash and Restricted Cash, beginning of period	76,432	88,780
Cash and Restricted Cash, end of period	$61,321	$85,823
Supplemental disclosure of non-cash investing and financing activities:
Equity issued as consideration for acquisition of business	$31,206	$—
Change in accrued purchases for property and equipment	$255	$339
Paid-in-kind dividend on Series A Preferred Stock	$157	$—
Acquisition of property and equipment under finance lease	$—	$1,641
See Notes to the Condensed Consolidated Financial Statements.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Basis of Presentation
Advanced Emissions Solutions, Inc. ("ADES" or the "Company") is a Delaware corporation with its principal office located in Greenwood Village, Colorado, manufacturing and logistics operations located in Louisiana and a manufacturing facility located in Kentucky. The Company is an environmental technology company and has been principally engaged in the sale of consumable air and water treatment solutions including activated carbon ("AC") and chemical technologies. The Company's proprietary technologies in the advanced purification technologies ("APT") market enable customers to reduce air and water contaminants, including mercury and other pollutants, to maximize utilization levels and to improve operating efficiencies to meet the challenges of existing and pending air quality and water regulations. The Company manufactures and sells AC and other chemicals used to capture and remove contaminants for coal-fired power generation and for industrial, municipal and remediation water treatment markets. The Company also owns an associated lignite mine ("Five Forks Mine") that currently supplies the primary raw material for manufacturing AC.
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
For the three and nine months ended September 30, 2023 and 2022, potentially dilutive securities consist of unvested restricted stock awards ("RSAs"), stock options and contingent performance stock units ("PSUs").

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the calculations of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net loss	$(2,175)	$(2,391)	$(15,539)	$(5,750)
Less: Dividends declared on redeemable preferred stock	—	—	157	—
Loss attributable to common stockholders	$(2,175)	$(2,391)	$(15,696)	$(5,750)

Basic weighted-average common shares outstanding	31,807	18,487	27,894	18,435
Add: dilutive effect of equity instruments	—	—	—	—
Diluted weighted-average shares outstanding	31,807	18,487	27,894	18,435
Loss per share - basic	$(0.07)	$(0.13)	$(0.56)	$(0.31)
Loss per share - diluted	$(0.07)	$(0.13)	$(0.56)	$(0.31)
For the three and nine months ended September 30, 2023 and 2022, potentially dilutive securities of 2.3 million and 0.8 million and 1.4 million and 0.7 million shares of common stock, respectively, are outstanding but are not included in the calculation of diluted net loss per share because the effect would be anti-dilutive.
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
As of September 30, 2023, the Company holds cash at two financial institutions that exceed the Federal Deposit Insurance Corporation ("FDIC") limits (currently $250 thousand). If a financial institution was unable to perform its obligations, the Company would be at risk regarding the amount of cash held in excess of the FDIC limits.
Concentration of credit risk
The Company is exposed to concentrations of credit risk primarily related to its customer accounts receivable. The Company regularly monitors its credit risk to mitigate the possibility of current and future exposures resulting in a loss. Historically, the losses related to credit risk have been immaterial. The Company evaluates the creditworthiness of its customers prior to entering into agreements to sell its products and, as necessary, throughout the life of the customer relationship.
Reclassifications
Certain balances have been reclassified from the prior year to conform to the current year presentation. Such reclassifications had no effect on the Company’s results of operations or financial position in any of the periods presented.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2 - Arq Acquisition
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
Arq's principal office is located in Corbin, Kentucky near its production facility ("the Corbin Facility"). The Corbin location consists of bituminous coal reserves and a manufacturing facility used to recover and purify the bituminous coal fines for sale or further conversion to value-added specialty chemicals. Arq is a pre-revenue, environmental technology company that has developed a process for transforming coal waste into a purified, microfine carbon powder, known as Arq powderTM ("Arq Powder"). The Company expects to begin using Arq Powder to produce granular activated carbon products in the second half of 2024.
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
Under the terms of the Purchase Agreement, a total of 833,914 Preferred Shares, were held in escrow (the "Preferred Escrow Shares") based on a contingent redemption feature, (the "Contingent Redemption Feature," as defined below). The fair value of the Preferred Shares issued was determined to be $3.46 per Preferred Share on the Acquisition Date (the "Preferred Share Price") plus the value of the Contingent Redemption Feature related to the Escrow Shares. The Escrow Shares were converted into shares of Common Stock on the Conversion Date and continue to be held in escrow (the "Escrow Common Shares").
The Escrow Common Shares are being withheld pending a determination by the IRS that no tax withholding is required on the Purchase Consideration issued to Arq Ltd. (the "Arq Ltd. Tax Liability"). The Company estimated the fair value of the potential Arq Ltd. Tax Liability at $3.3 million. In the event that the IRS determines that no withholding is required by Arq Ltd. in connection with the Purchase Consideration received by Arq Ltd., all of the Escrow Common Shares will be released and delivered to Arq Ltd. In the event that the IRS determines that any amount of withholding is required by Arq Ltd., the Company has agreed to redeem a sufficient number of Escrow Common Shares to fund the required payment to the IRS, and that number of Escrow Common Shares will be returned to the Company. The number of Escrow Common Shares to be returned to the Company is equal to the required withholding amount divided by the Original Issue Amount, not to exceed a maximum of 833,914 Escrow Common Shares, and is equal to $3.3 million based on the Original Issue Amount (the "Maximum Contingent Redemption Amount"). The fair value of the Preferred Escrow Shares was determined on the Acquisition Date and was comprised of the Maximum Contingent Redemption Amount and the fair value of the non-escrowed Preferred Shares ("Non-Preferred Escrow Shares").
The Series A Preferred Stock contained a mandatory redemption feature in the event the Preferred Shares, including future issuances of Series A Preferred Stock issued under dividend requirements, were not converted into shares of Common Stock prior to February 1, 2028. The Company concluded that both the Escrow Shares and the Non Escrow Shares did not meet the definition of mandatorily redeemable financial instruments as there was not a substantive conversion feature, and were therefore not classified as liabilities. As both the Escrow Shares and Non Escrow Shares represented financial instruments that were redeemable for cash, SEC guidance mandates that preferred securities which are redeemable upon the occurrence of an event that is not solely within the control of the issuer be classified outside of permanent equity as "temporary equity." Accordingly, the Company classified and reported the Series A Preferred Stock as temporary equity and in the Consolidated Balance Sheet as of as of March 31, 2023. On the Conversion Date, all shares of Series A Preferred Stock were converted into 5,362,926 shares of Common Stock, and the Company reclassified all of the Series A Preferred Stock to Common Stock as of June 30, 2023.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other
The amounts of year to date revenues and net loss for Arq for the period from the Acquisition Date to September 30, 2023 are as follows:

Nine Months Ended September 30,
(in thousands)	2023
Revenues	$—
Net loss	$(9,199)
The following represents the pro forma effects of the Arq Acquisition as if it had occurred on January 1, 2022. The pro forma net loss for each of the two periods presented has been calculated after applying the Company’s accounting policies in effect for those periods. In addition, pro forma net loss includes: (1) for the nine months ended September 30, 2022, an increase in Payroll and benefits for compensation expense of $1.9 million payable to certain Arq employees, triggered by change in control provisions in employment agreements and employee severance agreements that has not been recognized in the historical financial statements, assuming such amounts will be paid in cash; (2) for the nine months ended September 30, 2023 and 2022, a decrease in depreciation and amortization of $0.2 million and $1.2 million, respectively, resulting from fair value adjustments to Property, plant, equipment; (3) for the nine months ended September 30, 2023 and 2022, an increase in amortization of $0.1 million and $0.3 million, respectively, resulting from fair value adjustments to intangible assets; (4) for the nine months ended September 30, 2023 and 2022, increases to Interest expense of $0.2 million and $1.4 million, respectively, for: (a) the issuance of the Term Loan (as defined below) including stated interest and the amortization of the Term Loan's discount and issuance costs and (b) amortization of debt discount related to a fair value adjustment to an assumed term loan of Arq; and (5) the removal of $3.8 million of transaction costs incurred for the period from October 1, 2022 to September 30, 2023 but included as additional transaction costs for the nine months ended September 30, 2022, together with the income tax effects on (1) through (5). Since Arq had no revenues for the nine months ended September 30, 2023 or 2022, pro forma revenues are the same as the Company's reported revenues for those periods.

	Nine Months Ended September 30,
(in thousands)	2023	2022
Revenues	$71,079	$79,578
Net loss	$(12,100)	$(53,752)
Note 3 - Marshall Mine
On March 27, 2023, (the "MM Closing Date"), the Company completed the sale of all of its membership interests in Marshall Mine, LLC to a third party (the "Buyer") in exchange for cash payment of $2.2 million (the "MM Purchase Price") made by the Company to the Buyer and the assumption by the Buyer of certain liabilities of Marshall Mine, LLC. As of the MM Closing Date, Marshall Mine, LLC had outstanding liabilities of approximately $4.9 million that were discharged upon payment of the MM Purchase Price by the Company, and the Company recognized a gain of approximately $2.7 million in the Statement of Operations for the nine months ended September 30, 2023.
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

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table shows the components of the Company's Receivables, net:

	As of
(in thousands)	September 30, 2023	December 31, 2022
Trade receivables, net	$14,138	$13,789
Other receivables	87	75
Receivables, net	$14,225	$13,864
For the three and nine months ended September 30, 2023 and 2022, all material performance obligations related to revenues recognized were satisfied at a point in time. For the three and nine months ended September 30, 2023, approximately 7% and 8% , respectively, of Consumables revenues were generated in Canada, and all other revenues were generated in the U.S. For the three and nine months ended September 30, 2022, approximately 7% and 9% respectively, of Consumables revenues were generated in Canada, and all other revenues were generated in the U.S.
Note 5 - Inventories, net
The following table summarizes the Company's inventories recorded at the lower of average cost or net realizable value, as of September 30, 2023 and December 31, 2022:

	As of
(in thousands)	September 30, 2023	December 31, 2022
Product inventory, net	$8,659	$9,479
Raw material inventory	9,890	8,349
Total inventories, net	$18,549	$17,828
Note 6 - Debt Obligations

	As of
(in thousands)	September 30, 2023	December 31, 2022
Term Loan due February 2027, related party	$10,000	$—
Arq Loan due January 2036	9,659	—
Finance lease obligations	3,727	4,581
	23,386	4,581
Unamortized debt discounts	(880)	—
Unamortized debt issuance costs	(1,336)	—
	21,170	4,581
Less: Current maturities	(1,991)	(1,131)
Total long-term debt obligations	$19,179	$3,450

Term Loan
As required under the Purchase Agreement, and on February 1, 2023 (the "Closing Date"), the Company, as borrower, certain of its subsidiaries, as guarantors, and CF Global ("CFG"), a related party, as administrative agent and lender (the "Lender"), entered into a term loan (the "Term Loan") in the amount of $10.0 million, less original issue discount ("OID") of $0.2 million, upon execution of a Term Loan and Security Agreement (the "CFG Loan Agreement"). The Company received net cash proceeds of $8.5 million after deducting the OID and debt issuance costs of $1.3 million.
The CFG Loan Agreement also required the issuance of a warrant (the "Warrant") to CFG to purchase 325,457 shares of Common Stock (the "Warrant Shares"), which represented 1% of the post-Arq Acquisition and PIPE Investment (as defined below) fully diluted share capital (as defined in the CFG Loan Agreement), at an exercise price of $0.01 per share. The Warrant has a term of 7 years and contains a cashless exercise provision.
The Term Loan matures on February 1, 2027 and bears interest at a rate equal to either (a) Adjusted Term SOFR (subject to a 1.00% floor and a cap of 2.00%) plus a margin of 9.00% paid in cash and 5.00% paid in kind or (b) Base Rate plus a margin of 8.00% paid in cash and 5.00% paid in kind, which interest on the Term Loan in each case shall be payable (or capitalized, in the case of in kind interest) quarterly in arrears.

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
The Term Loan is secured by substantially all of the assets of the Company and its subsidiaries (including those acquired in the Acquisition, but excluding those pledged as collateral (the "Arq Loan Assets") under the Arq Loan, as defined and described below), subject to customary exceptions. The CFG Loan Agreement includes, among others, the following covenants: (1) beginning with the first fiscal quarter after March 31, 2023 and as of the end of each fiscal quarter thereafter, the Company must maintain a minimum unrestricted cash balance of $5.0 million; (2) (x) as of December 31, 2023, for the fiscal year then ended, the Company must have a minimum annual revenue, on a consolidated basis, of $70.0 million, (y) as of December 31, 2024, for the fiscal year then ended, the Company must have a minimum annual revenue, on a consolidated basis, of $85.0 million and (z) for any fiscal year thereafter, the Company must have a minimum annual revenue, on a consolidated basis, of $100.0 million; (3) (x) as of December 31, 2024, for the fiscal year then ended, the Company must have a minimum Consolidated EBITDA of $3.0 million and (y) for any fiscal year thereafter, the Company must have a minimum Consolidated EBITDA of $16.0 million; and (4) beginning after the fiscal quarter ending September 30, 2023, during an LTV Trigger Period, ADES must not exceed a loan to value ratio of 0.40:1.00 (based on the consolidated total assets of the Company and its subsidiaries, but excluding the Arq Loan Assets).
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
Arq Loan
As consideration in the Arq Acquisition, the Company assumed a term loan (the "Arq Loan") held by certain Arq subsidiaries as set out in the Arq Loan (the "Arq Subsidiaries") with a financial institution (the "Bank") in the principal amount of $10.0 million. The Company recorded the Arq Loan on the Acquisition Date at its estimated fair value of $9.7 million, with the difference of $0.3 million between the estimated fair value and the principal amount recorded as a debt discount and recognized as interest expense over the term of the Arq Loan.
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
On June 2, 2023 (the "Amendment Date"), certain of the Arq Subsidiaries, which included Corbin Project LLC, Arq Projects Holding Company LLC, Arq St. Rose LLC, Arq Corbin LLC and Arq Corbin Land LLC (collectively, the "Borrowers") and the Bank entered into a loan modification agreement (the "Arq Loan Modification Agreement") to the Arq Loan, as amended by that certain letter agreement by and among the Bank and Borrowers dated January 21, 2022, and as otherwise amended, modified and/or extended by the parties from time to time (collectively, the "Arq Loan Agreement"). As consideration for the Bank entering into the Arq Loan Modification Agreement, the Borrowers agreed to pay a fee of $50,000 plus additional fees incurred by the Bank and were required to deposit an additional $0.7 million into a deposit account (the "Interest Reserve Account" as defined in the Arq Loan Agreement), where the Interest Reserve Account is held as collateral by the Bank. The

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Borrowers may withdraw funds from the Interest Reserve Account beginning one year from the Amendment Date, subject to restrictions as stated in the Arq Loan Modification Agreement.
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
•The Bank agreed to waive certain required financial covenants required as of December 31, 2022 and certain required financial covenants as of December 31, 2023;
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
Note 7 - Leases
The Company's operating and finance lease right-of-use ("ROU") assets and liabilities as of September 30, 2023 and December 31, 2022 consisted of the following items (in thousands):

	As of
Leases	September 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets, net of accumulated amortization (1)	$10,673	$7,734

Operating lease obligations, current	$2,045	$2,724
Long-term operating lease obligations	8,797	5,133
Total operating lease obligation	$10,842	$7,857

Finance Leases
Finance lease right-of-use assets, net of accumulated amortization (2)	$1,904	$2,565

Finance lease obligations, current	$1,477	$1,131
Long-term finance lease obligations	2,250	3,450
Total finance lease obligations	$3,727	$4,581
(1) Operating lease ROU assets are reported net of accumulated amortization of $5.1 million and $4.4 million as of September 30, 2023 and December 31, 2022, respectively.
(2) Finance lease ROU assets are reported net of accumulated amortization of $2.5 million and $2.0 million as of September 30, 2023 and December 31, 2022, respectively.
Operating leases
ROU assets under operating leases and operating lease liabilities are included in the "Other long-term assets" and "Other current liabilities" and "Other long-term liabilities" line items, respectively, in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Lease expense for operating leases for the three and nine months ended September 30, 2023 was $1.6 million and $4.3 million, respectively, of which $1.2 million and $3.4 million, respectively, is included in the "Consumables - cost of revenue, exclusive of depreciation and amortization" line item, and $0.4 million and $0.9 million, respectively, is included in the "General and administrative" line item in the Condensed Consolidated Statements of Operations for those periods. Lease expense for operating leases for the three and nine months ended September 30, 2022 was $1.2 million and $3.2 million, respectively, of which $1.1 million and $2.9 million, respectively, is included in the "Consumables - cost of revenue, exclusive of depreciation and amortization" line item, and $0.1 million and $0.4 million, respectively, is included in the "General and administrative" line item in the Condensed Consolidated Statements of Operations for those periods.
Finance leases
ROU assets under finance leases are included in the "Property, plant and equipment" line item in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022. Interest expense related to finance lease obligations and amortization of ROU assets under finance leases are included in the "Interest expense" and "Depreciation, amortization, depletion and accretion" line items, respectively, in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022.
Lease financial information as of and for the three and nine months ended September 30, 2023 and 2022 is provided in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$215	$236	$661	$607
Interest on lease liabilities	59	76	190	240
Operating lease cost	1,000	805	3,017	2,389
Short-term lease cost	481	373	1,132	832
Variable lease cost (1)	81	5	145	12
Total lease cost	$1,836	$1,495	$5,145	$4,080

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases			$190	$240
Operating cash flows for operating leases			$2,087	$2,118
Financing cash flows for finance leases			$855	$913
Right-of-use assets obtained in exchange for new finance lease liabilities			$—	$1,641
Right-of-use assets obtained in exchange for new operating lease liabilities			$1,947	$3,563
Weighted-average remaining lease term - finance leases			2.1 years	2.9 years
Weighted-average remaining lease term - operating leases			7.8 years	4.2 years
Weighted-average discount rate - finance leases			5.9%	5.9%
Weighted-average discount rate - operating leases			12.7%	6.1%
(1) Primarily includes common area maintenance, property taxes and insurance payable to lessors.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8 - Commitments and Contingencies
Marken Separation Agreement
Pursuant to Mr. Marken's termination as CEO of the Company effective July 17, 2023, the Company and Mr. Marken executed a separation agreement under which Mr. Marken will receive the following payments and benefits: (i) the severance payments and benefits set forth in the terms of his employment agreement upon a termination without "cause," (ii) accelerated vesting of 49,715 shares of restricted stock, (iii) continued eligibility for possible vesting of a pro rata target number of 25,941 performance share units ("PSUs") granted in 2021, subject to achievement of applicable performance measures, (iv) continued eligibility for possible vesting of a pro rata target number of 15,988 PSUs granted in 2022, subject to achievement of applicable performance measures, and (v) continued eligibility for possible vesting of a pro rata target number of 19,834 PSUs granted in 2023, subject to achievement of applicable performance measures. As of September 30, 2023, the Company recorded a liability and corresponding charge in the amount of $0.8 million related to (i) and (ii) above.
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
Surety Bonds and Restricted Cash
As the owner of the Five Forks Mine, the Company is required to post a surety bond with a regulatory commission related to performance requirements associated with the Five Forks Mine. As of September 30, 2023 and December 31, 2022, the amount of this surety bond was $7.5 million.
The Company leases land adjacent to the Corbin Facility and is required to post surety bonds with a regulatory commission for reclamation. As of September 30, 2023, the amount of these surety bonds was $3.0 million.
The Company holds permits for an abandoned mine in West Virginia ("Mine 4") and is required to post a surety bond with a regulatory commission for reclamation. As of September 30, 2023, the amount of this surety bond was $0.7 million.
As the owner of the Marshall Mine, the Company was required to post a surety bond with a regulatory commission. As of December 31, 2022, the Company posted a $16.6 million surety bond that was released upon all of the Conditions for closing the MM Transaction being satisfied, which occurred on March 27, 2023.
As of September 30, 2023 and December 31, 2022, the Company posted cash collateral of $8.5 million and $10.0 million, respectively, as required by the Company's surety bond providers, which is reported as long-term restricted cash in the Condensed Consolidated Balance Sheets. As of September 30, 2023, the Company holds a deposit of $0.4 million with a third party for collateral as required under a bonding arrangement for Mine 4. This deposit is included in "Other long-term assets, net" in the Condensed Consolidated Balance Sheet as of September 30, 2023.
The Company has a customer supply agreement that requires the Company to post a performance bond in an amount equal to the annual contract value of $3.7 million. As of September 30, 2023, the remaining commitment under this customer contract, which expires on December 31, 2023, was approximately $0.4 million.
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
As previously disclosed, effective December 31, 2021, the Section 45 tax credit period expired and, as a result, both Tinuum Group and Tinuum Services (discussed below) ceased their operations.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Legal Proceedings
The Company is from time to time subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes, the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements and judgments where management has assessed that a loss is probable and an amount can be reasonably estimated. There were no significant legal proceedings as of September 30, 2023.
Note 9 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of Other long-term assets, net as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	September 30, 2023	December 31, 2022
Other long-term assets, net:
Right of use assets, operating leases, net	$10,673	$7,734
Intangible assets, net	8,053	847
Spare parts, net	8,523	6,789
Upfront Customer Consideration	6,094	6,475
Mine development costs, net	7,063	5,478
Mine reclamation asset, net	1,566	1,641
Other	2,657	1,683
Total other long-term assets, net	$44,629	$30,647
Spare parts include critical spares required to support plant operations. Parts and supply costs are determined using the lower of cost or estimated replacement cost. Parts are recorded as maintenance expenses in the period in which they are consumed or are capitalized if applicable.
Mine development costs include acquisition costs, the cost of other development work and mitigation costs related to the Five Forks Mine and are depleted over the estimated life of the related mine reserves. The Company performs an evaluation of the recoverability of the carrying value of mine development costs to determine if facts and circumstances indicate that their carrying value may be impaired and if any adjustment is warranted. There were no indicators of impairment as of September 30, 2023.
Mine reclamation asset, net represents an asset retirement obligation ("ARO") asset related to the Five Forks Mine and is depreciated over its estimated life.
As of September 30, 2023 and December 31, 2022, Other includes the Highview Investment in the amount of $0.6 million and $0.6 million, respectively, that is carried at cost, less impairment, plus or minus observable changes in price for identical or similar investments of the same issuer. Fair value measurements, if any, represent Level 2 measurements. The Highview Investment is evaluated for indicators of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. There were no changes to the carrying value of the Highview Investment for the three and nine months ended September 30, 2023 as there were no indicators of impairment or observable price changes for identical or similar investments.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	September 30, 2023	December 31, 2022
Other current liabilities:
Current portion of operating lease obligations	$2,045	$2,724
Income and other taxes payable	1,126	1,039
Current portion of mine reclamation liability	176	548
Other(1)	2,714	2,334
Total other current liabilities	$6,061	$6,645
Other long-term liabilities:
Operating lease obligations, long-term	$8,797	$5,133
Mine reclamation liabilities	5,444	7,985
Other	866	733
Total other long-term liabilities	$15,107	$13,851
(1) Included in Other current liabilities is $1.7 million related to the Repayment Agreement as defined in Note 10.
As of September 30, 2023 and December 31, 2022, the Mine reclamation liability related to the Five Forks Mine is included in Other long-term liabilities. As of December 31, 2022, the Mine reclamation liability related to Marshall Mine was included in Other current liabilities and Other long-term liabilities.
As part of the Arq Acquisition, the Company assumed asset retirement obligations related to two sites; a coal waste site adjacent to the Corbin Facility (the "Corbin ARO") and Mine 4 located in West Virginia (the "Mine 4 ARO"). The Company recorded these AROs at their estimated fair values and periodically adjusts them to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. As of September 30, 2023, the Corbin ARO is included in Other long-term liabilities. As of September 30, 2023, the current portion of the Mine 4 ARO is included in Other current liabilities with the long-term portion included in Other long-term liabilities.
The Mine reclamation liabilities represent AROs and changes for the nine months ended September 30, 2023 and year ended December 31, 2022 were as follows:

	As of
(in thousands)	September 30, 2023	December 31, 2022
Asset retirement obligations, beginning of period	$8,533	$9,959
Asset retirement obligations assumed(1)	1,500	—
Accretion	441	611
Liabilities settled(2)	(4,854)	(2,071)
Changes due to scope and timing of reclamation	—	34
Asset retirement obligations, end of period	5,620	8,533
Less current portion	176	548
Asset retirement obligations, long-term	$5,444	$7,985
(1) Represents the Corbin ARO and Mine 4 ARO in the amounts of $0.5 million and $1.0 million, respectively.
(2) Represents the removal of the Marshall Mine ARO as a result of the sale of Marshall Mine, LLC, as further discussed in Note 3.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10 - Equity Method Investments
Tinuum Group, LLC
As of September 30, 2023 and December 31, 2022, the Company's ownership interest in Tinuum Group was 42.5%. For the three and nine months ended September 30, 2023 the Company recognized earnings from Tinuum Group of $0.2 million and $1.1 million, respectively, which was comprised solely of cash distributions received during these periods. For the three and nine months ended September 30, 2022, the Company recognized earnings from Tinuum Group of zero and $3.1 million, respectively, which was comprised solely of cash distributions received during these periods.
In December 2022, the Company, certain of the other owners of Tinuum Group (collectively, the "Tinuum Group Owners") and Tinuum Group executed the Distribution and Repayment Agreement (the "Repayment Agreement"). Under the terms of the Repayment Agreement, the Tinuum Group Owners receive cash distributions (the "Distributions") equal to their percentage ownership and also are contractually liable for certain contingent liabilities of Tinuum Group (the "Tinuum Group Obligation") in amounts equal to their percentage ownership. In December 2022, the Company received its percentage share of the Distributions in the amount of $2.0 million and became contractually liable for $1.7 million of the Tinuum Group Obligation. As of September 30, 2023 and December 31, 2022, the Company's portion of the Tinuum Group Obligation is $1.7 million and $1.7 million, respectively, and is included in the "Other current liabilities" line item in the Condensed Consolidated Balance Sheets. In the event that the Tinuum Group Obligation is discharged in its entirety or settled for an amount that is less than the total Tinuum Group Obligation, the Company will recognize future equity earnings for the difference in its portion of the Tinuum Group Obligation and its pro rata share of the actual payment made by Tinuum Group, if any, for the Tinuum Group Obligation.
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
For the three and nine months ended September 30, 2023, the Company recognized $0.2 million and $0.6 million, respectively, of Tinuum Group Royalties, which are included in the "Consumables cost of revenues, excluding depreciation and amortization" line item in the Consolidated Statement of Operations.
Tinuum Services, LLC
As of September 30, 2023 and December 31, 2022, the Company had a 50% voting and economic interest in Tinuum Services. For the three and nine months ended September 30, 2023, the Company recognized income from Tinuum Services of $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized income from Tinuum Services of zero and $0.1 million, respectively.

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

	Nine Months Ended September 30,
(in thousands)	2023	2022
Distributions from equity method investees, return on investment
Tinuum Services	$—	$2,297
Tinuum Group	—	—
	$—	$2,297
Distributions from equity method investees in excess of investment basis
Tinuum Group	$1,062	$3,137
Tinuum Services	450	179
	$1,512	$3,316
Note 11 - Stockholders' Equity
Equity Transactions
On February 1, 2023, and pursuant to the Arq Acquisition, the Company entered into Subscription Agreements with certain persons (the "Subscribers"), which included existing shareholders of Arq Ltd., three of which were appointed to the Company's Board of Directors (the "Board"), pursuant to which the Subscribers subscribed for and purchased 3,842,315 shares of Common Stock for an aggregate purchase price of $15.4 million and at a price per share of $4.00 (such transaction, the "PIPE Investment").
On February 1, 2023, and as consideration for the Arq Acquisition, the Company issued 3,814,864 shares of its Common Stock and 5,294,462 shares of Series A Preferred Stock.
On March 31, 2023, and pursuant to the Certificate of Designations, the Company declared a dividend of 68,464 shares of Series A Preferred Stock with respect to accrued dividends on the Series A Preferred Stock for the first quarter of 2023 (the "PIK Dividend"). The PIK Dividend was recorded at the estimated fair value of $0.2 million as of March 31, 2023 and was paid on April 21, 2023.
On June 13, 2023, pursuant to stockholder approval, all shares of Series A Preferred Stock were converted into 5,362,926 shares of Common Stock.
On July 14, 2023, the Board appointed Mr. Robert Rasmus to the positions of President and Chief Executive Officer effective July 17, 2023 succeeding Mr. Greg Marken. Also on this date, the Board increased the size of the Board from seven to eight directors and appointed Mr. Rasmus to fill the vacancy as a member of the Board effective immediately.
On July 17, 2023, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Mr. Rasmus and entities controlled by Mr. Rasmus, in connection with his appointment as the Company’s President and Chief Executive Officer. Pursuant to the Subscription Agreement, Mr. Rasmus subscribed for and agreed to purchase 950,000 shares of Common Stock from the Company for an aggregate purchase price of $1.8 million (at a price per share of approximately $1.90). In September 2023, the Company received cash of $1.0 million and issued 527,779 shares of Common Stock to Mr. Rasmus pursuant to the Subscription Agreement. The Company expects to receive the remaining cash of $0.8 million due under the Subscription Agreement during the fourth quarter of 2023 and, when received, will issue Mr. Rasmus 422,221 shares of Common Stock.
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

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Repurchase Program
As of September 30, 2023, the Company had $7.0 million remaining under a stock repurchase program, which will remain in effect until all amounts are utilized or is otherwise modified by the Board.
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
Total stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
RSA expense	$501	$420	$1,405	$1,240
PSU expense	151	87	355	215
Stock option expense	50	—	50	—
Total stock-based compensation expense	$702	$507	$1,810	$1,455

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The amount of unrecognized compensation cost as of September 30, 2023, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of September 30, 2023
(in thousands, expect years)	Unrecognized Compensation Cost	Expected Weighted- Average Period of Recognition (in years)
RSA expense	$1,723	1.86
PSU expense	502	2.01
Stock option expense	679	2.79
Total unrecognized stock-based compensation expense	$2,904	2.10
Restricted Stock Awards
RSAs are typically granted with vesting terms of three years. The fair value of RSAs is determined based on the closing price of the Company's common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for RSAs is generally recognized on a straight-line basis over the entire vesting period.
A summary of RSA activity under the Company's various stock compensation plans for the nine months ended September 30, 2023 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2023	652,962	$5.58
Granted	773,327	$1.91
Vested	(391,893)	$4.89
Forfeited	(201,271)	$3.29
Non-vested at September 30, 2023	833,125	$3.04
Performance Share Units
Compensation expense for PSUs is recognized on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant using a Monte Carlo simulation model. A summary of PSU activity for the nine months ended September 30, 2023 is presented below:

	Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
PSUs outstanding, January 1, 2023	148,591	$7.85
Granted	682,709	1.22
Vested / Settled(1)	—	—
Forfeited / Canceled	(162,382)	4.10
PSUs outstanding, September 30, 2023	668,918	$1.99	$1,191	2.01
(1) The number of units shown in the table above are based on target performance. The final number of shares of common stock issued may vary depending on the achievement of market conditions established within the awards, which could result in the actual number of shares issued ranging from zero to a maximum of two times the number of units shown in the above table. For the three and nine months ended September 30, 2023, no shares of common stock were issued upon vesting of PSUs.

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options
Stock options vest over three years and have a contractual limit of ten years from the date of grant to exercise. The fair value of stock options granted is determined on the date of grant using the Black-Scholes option pricing model, and the related expense is recognized on a straight-line basis over the entire vesting period. The determination of the grant date fair value of stock options issued is affected by a number of variables, including the fair value of the Company’s common stock, the expected common stock price volatility over the expected term of the stock option, the expected term of the stock option, risk-free interest rates, and the expected dividend yield of the Company’s common stock.
Risk-free interest rate - The risk-free interest rate for stock options granted during the period was determined by using a zero-coupon U.S. Treasury rate for the periods that coincided with the expected term of the options.
Dividend yield - An expected dividend yield of zero was included in the calculations, as the Company does not currently pay nor does it anticipate paying dividends on its common stock as of the grant date of the stock options.
Expected volatility - To calculate expected volatility, the historical volatility of the Company's common stock was used.
Expected term - The Company’s expected term of stock options was calculated using a simplified method whereby the midpoint between the vesting date and the end of the contractual term is utilized to compute the expected term, as the Company does not have sufficient historical data for options with similar vesting and contractual terms.
The following table indicates the weighted average assumptions that were used related to the awards granted in the three months ended September 30, 2023:

Three Months Ended September 30, 2023
Stock options granted:	1,000,000
Risk-free interest rate	4%
Dividend yield	—%
Volatility	62%
Expected term (in years)	6
A summary of stock option activity for the nine months ended September 30, 2023 is presented below:

	Number of Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)

Options outstanding, January 1, 2023	—	$—
Options granted	1,000,000	3.00
Options exercised	—	—
Options expired / forfeited	—	—
Options outstanding, September 30, 2023	1,000,000	$3.00	$—	9.79
Options vested and exercisable, September 30, 2023	—	$—	$—	0.00
Note 13 - Income Taxes
For the three and nine months ended September 30, 2023 and 2022, the Company's income tax expense and effective tax rates were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for rate)	2023	2022	2023	2022
Income tax benefit	$—	$—	$(33)	$—
Effective tax rate	—%	—%	—%	—%

Advanced Emissions Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company incurred pretax loss for the nine months ended September 30, 2023 and expects to incur pretax loss for the year ending December 31, 2023. As a result, the effective rate for the three and nine months ended September 30, 2023 was zero as the resultant tax benefit was offset by a valuation allowance recorded as of September 30, 2023.
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
Note 14 - Subsequent Events
Unless disclosed elsewhere in the notes to the Condensed Consolidated Financial Statements, there were no significant matters that occurred subsequent to September 30, 2023.

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
Overview
We are an environmental technology company and sell consumable products that utilize activated carbon ("AC") and chemical-based technologies to a broad range of customers, including coal-fired utilities, industrials, water treatment plants, and other diverse markets served by one of our major customers. Our primary products are comprised of AC, which is produced from a variety of carbonaceous raw materials. Our AC products include both powdered activated carbon, Colloidal Activated Carbon Product and granular activated carbon. Our proprietary technologies and associated product offerings provide purification solutions to enable our customers to reduce certain contaminants and pollutants to meet the challenges of existing and potential future regulations. Additionally, we own an associated lignite mine that supplies the primary raw material for the manufacturing of our current products.
Acquisition
On February 1, 2023, we completed the Arq Acquisition and as Purchase Consideration, issued 3,814,864 shares of Common Stock and 5,294,462 shares of Series A Convertible Preferred Stock. The Purchase Consideration was valued at $31.2 million.
On June 13, 2023, and pursuant to the Purchase Agreement, the Company's stockholders approved the conversion of all of the outstanding shares of Series A Preferred Stock and the corresponding issuance of 5,362,926 shares of Common Stock.
CFG Loan Agreement
On February 1, 2023, we and CFG entered into the Term Loan in the amount of $10.0 million, less original issue discount of $0.2 million. The Term Loan matures on February 1, 2027 and bears interest at a rate equal to either (a) Adjusted Term SOFR (subject to a 1.00% floor and a cap of 2.00%) plus a margin of 9.00% paid in cash and 5.00% paid in kind or (b) Base Rate plus a margin of 8.00% paid in cash and 5.00% paid in kind, which interest on the Term Loan in each case is payable (or capitalized, in the case of in kind interest) quarterly in arrears. The Term Loan is secured by substantially all of the assets of ADES and its subsidiaries (including those acquired in the Acquisition, but excluding those pledged as collateral under the Arq Loan, as defined and described in Note 6 "Debt Obligations" to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report), subject to customary exceptions. We incurred issuance costs of $1.3 million associated with the CFG Loan Agreement.
Pursuant to the CFG Loan Agreement, we issued the Warrant to CFG to purchase 325,457 shares of Common Stock, which represented 1% of the post-Arq Acquisition and PIPE Investment fully diluted share capital (as defined in the CFG Loan Agreement), at an exercise price of $0.01 per share. The Warrant has a term of 7 years and contains a cashless exercise provision.
Equity Financings
On February 1, 2023, we and the Subscribers, which included existing shareholders of Arq Ltd., entered into the PIPE Investment for the purchase of 3,842,315 shares of Common Stock for an aggregate purchase price of $15.4 million and at a price per share of $4.00.
On July 17, 2023, we entered into the Subscription Agreement with Mr. Rasmus and entities controlled by Mr. Rasmus, in connection with his appointment as our President and Chief Executive Officer. Pursuant to the Subscription Agreement, Mr. Rasmus subscribed for and agreed to purchase 950,000 shares of Common Stock from us for an aggregate purchase price of $1.8 million (at a price per share of approximately $1.90). In September 2023, the Company received cash of $1.0 million and issued 527,779 shares of Common Stock to Mr. Rasmus pursuant to the Subscription Agreement. The Company expects to receive the remaining cash of $0.8 million due under the Subscription Agreement during the fourth quarter of 2023 and, when received, will issue Mr. Rasmus 422,221 shares of Common Stock.

Drivers of Demand and Key Factors Affecting Profitability
Drivers of demand and key factors affecting our profitability are sales of our consumables-based solutions for coal-fired power generation, industrials, municipal water customers and other diverse markets served by one of our major customers. Our operating results are influenced by: (1) changes in our manufacturing production and sales volumes; (2) changes in average selling price and product mix; (3) changes in coal-fired dispatch and electricity power generation sources and (4) changes in demand for contaminant removal within water treatment facilities and contaminated soil and groundwater sites.
For the three and nine months ended September 30, 2023, we experienced a decrease in demand for our product from certain coal-fired dispatch and electricity power generation customers. This was primarily due to lower than anticipated natural gas prices, resulting in several large utility customers opting to use natural gas versus coal as a primary source for power generation, and mild temperatures during the spring and early summer season, resulting in lower demand for power generation compared to 2022. We expect that natural gas prices will remain relatively consistent through 2023, which, we expect, will negatively impact sales of our products even with higher than average summer temperatures.
Marshall Mine
On March 27, 2023, we closed the sale of Marshall Mine, LLC and we remitted a cash payment to the Buyer in the amount of $2.2 million in connection with the sale. As of March 27, 2023, Marshall Mine, LLC had outstanding liabilities of approximately $4.9 million that were discharged upon the closing, and as a result, we recognized a gain of approximately $2.7 million for the nine months ended September 30, 2023.
Results of Operations
For the three and nine months ended September 30, 2023, we recognized net loss of $2.2 million and $15.5 million, compared to net loss of $2.4 million and $5.8 million for the three and nine months ended September 30, 2022. The most significant factors impacting results for the comparable prior year periods were higher expenses related to the Arq Acquisition and lower revenues as a result of a decrease in demand for our AC and chemical products with power generation customers, primarily due to continued low prices of alternative energy sources for power generation.
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
Comparison of the Three Months Ended September 30, 2023 and 2022
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the three months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	($)	(%)
Revenues:
Consumables	$29,829	$28,437	$1,392	5%
Total revenues	$29,829	$28,437	$1,392	5%
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	$20,707	$21,575	$(868)	(4)%
Consumables and consumables cost of revenue
For the three months ended September 30, 2023, consumables revenues increased from the comparable quarter in 2022 primarily driven by overall higher pricing and favorable product mix of approximately $4.3 million and $1.0 million, respectively. Offsetting these increases to Consumables revenues was approximately $3.9 million attributable to lower volumes sold. Product volumes were lower among power generation customers primarily due to low natural gas prices compared to the same quarter in 2022, which contributed to decreased utilization of coal-fired generation and decreased demand for our products. The average natural gas spot prices ($MMBtu) for the three months ended September 30, 2023 and 2022 were $2.59 and $7.99, respectively.

Consumables gross margin, exclusive of depreciation and amortization, increased for the three months ended September 30, 2023 compared to the corresponding quarter in 2022. Driving the increase in gross margin was a decrease in the price of our feedstock and additives, primarily as a result of decreased production volumes for the three months ended September 30, 2023 from the corresponding quarter in 2022. Offsetting the overall increase in gross margin for the three months ended September 30, 2023 from the corresponding quarter in 2022 were higher fixed costs as a percentage of total consumables cost of revenue primarily due to lower production volumes for the three months ended September 30, 2023 from the corresponding quarter in 2022. Further reducing gross margin for the three months ended September 30, 2023 was severance expense of $0.3 million related to the termination of an executive.
We expect that consumables revenues and gross margin will continue to be positively impacted by our product price increases and our efforts to move our product mix to higher margin products. We anticipate that the product price increases will help offset decreases in volumes due to prices of alternative energy sources impacting the demand for our AC and chemical products related to power generation. However, there is risk to our gross margin outlook driven by inflationary pressures that may increase our overall operating costs for our manufacturing operations.
Consumables revenues continues to be affected by electricity demand driven by seasonal weather and related power generation needs, as well as competitor prices related to alternative power generation sources such as natural gas and renewables.
Other Operating Expenses
A summary of the components of our operating expenses for the three months ended September 30, 2023 and 2022, exclusive of cost of revenue items (presented above), is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	($)	(%)
Operating expenses:
Payroll and benefits	$4,228	$2,313	$1,915	83%
Legal and professional fees	1,654	3,668	(2,014)	(55)%
General and administrative	3,054	1,833	1,221	67%
Depreciation, amortization, depletion and accretion	2,711	1,671	1,040	62%
	$11,647	$9,485	$2,162	23%
Payroll and benefits
Payroll and benefits, which represent costs related to selling, general and administrative personnel, increased for the three months ended September 30, 2023 compared to the corresponding quarter in 2022 primarily due to the addition of Arq employees from the date of the Arq Acquisition, which represented $1.0 million of the increase, and an increase of $0.2 million related to non-Arq employees. Further, for the three months ended September 30, 2023, we incurred severance related costs of $1.0 million associated with the termination of an executive officer. Offsetting these increases was a reduction in retention bonuses of $0.3 million, which were paid in full in January 2023.
Legal and professional fees
Legal and professional fees decreased for the three months ended September 30, 2023 compared to the corresponding quarter in 2022 primarily from a decrease in legal and consulting costs incurred related to the Arq Acquisition.
General and administrative
General and administrative expenses increased for the three months ended September 30, 2023 compared to the corresponding quarter in 2022 by approximately $0.8 million quarter over quarter, mostly related to increases in travel, insurance, and Board compensation, as three new directors were added to the Board in connection with the Arq Acquisition. Further, driving the increase was $0.3 million of additional rent and occupancy expense, primarily from additional leased space related to the Arq Acquisition, and higher research and development of $0.2 million.
Depreciation, amortization, depletion and accretion
Depreciation and amortization expense increased for the three months ended September 30, 2023 compared to the corresponding quarter in 2022 primarily due to depreciation and amortization of approximately $0.7 million from the addition of long-lived assets and intangible assets acquired as part of the Arq Acquisition. Further driving the increase were higher production volumes compared to sales volumes for the three months ended September 30, 2023, resulting in $0.3 million of additional absorption of depreciation in inventory.

Other Income (Expense), net
A summary of the components of other income (expense), net for the three months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	($)	(%)
Other income (expense):
Earnings from equity method investments	$412	$—	$412	*
Interest expense	(787)	(83)	(704)	848%
Other	725	315	410	130%
Total other income	$350	$232	$118	51%
* Calculation not meaningful
Earnings from equity method investments
Earnings from equity method investments for the three months ended September 30, 2023 and 2022 represented cash distributions from Tinuum Group and Tinuum Services. Tinuum Group and Tinuum Services continuing to wind down their services in 2023.
Additional information related to equity method investments is included in Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.
Interest expense
Interest expense increased for the three months ended September 30, 2023 compared to the corresponding quarter in 2022 primarily due to interest expense incurred for the three months ended September 30, 2023 of $0.5 million related to the Term Loan, which was entered into on February 1, 2023 in connection with the Arq Acquisition, and $0.1 million related to the Arq Loan, which we assumed in the Arq Acquisition.
Other
During the three months ended September 30, 2023, we earned $0.6 million of interest income from cash on hand.
Income tax expense
For three months ended September 30, 2023, we had pretax loss of $2.2 million and recorded no income tax expense or benefit due to the recording of a full valuation allowance based on our forecast of pretax loss for the year ending December 31, 2023. For the three months ended September 30, 2022, we had pretax loss of $2.4 million and recorded no income tax benefit due to the recording of a full valuation allowance based on our forecast of pretax loss for the year ended December 31, 2022.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	($)	(%)
Revenues:
Consumables	$71,079	$79,578	$(8,499)	(11)%
Total revenues	$71,079	$79,578	$(8,499)	(11)%
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	$53,218	$62,992	$(9,774)	(16)%

Consumables and consumables cost of revenue
For the nine months ended September 30, 2023, consumables revenues decreased from the corresponding period in 2022 primarily driven by a decrease in volumes sold, which comprised $16.7 million of the total change. Product volumes decreased among power generation customers primarily due to low natural gas prices compared to the corresponding period in 2022, which contributed to decreased utilization of coal-fired generation and decreased demand for our products. Total consumables revenues also decreased for the nine months ended September 30, 2023 by approximately $0.1 million from the corresponding period in 2022 due to unfavorable product mix. Offsetting these period over period decreases to Consumables revenues was an increase of approximately $8.3 million from overall higher pricing of our products for the nine months ended September 30, 2023 compared to the corresponding period in 2022.
Consumables gross margin, exclusive of depreciation and amortization, increased for the nine months ended September 30, 2023 compared to the corresponding period in 2022. Driving the increase in gross margin was a decrease in the price of our feedstock and additives, primarily as a result of decreased production volumes for the nine months ended September 30, 2023. compared to the corresponding period in 2022. Our consumables gross margin was negatively impacted by a decrease in volumes sold.
Other Operating Expenses
A summary of the components of our operating expenses, exclusive of cost of revenue items (presented above), for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	($)	(%)
Operating expenses:
Payroll and benefits	$12,482	$7,458	$5,024	67%
Legal and professional fees	8,060	7,395	665	9%
General and administrative	9,177	5,662	3,515	62%
Depreciation, amortization, depletion and accretion	7,276	4,765	2,511	53%
Gain on sale of Marshall Mine, LLC	(2,695)	—	(2,695)	*
	$34,300	$25,280	$9,020	36%
* Calculation not meaningful
Payroll and benefits
Payroll and benefits increased for the nine months ended September 30, 2023 compared to the corresponding period in 2022 primarily due to the addition of Arq employees, which increased expenses by $4.2 million for the period, of which $1.1 million related to severance expense of former executives of Arq. In addition, for the nine months ended September 30, 2023, we incurred severance related costs of $1.0 million associated with the termination of an executive officer. Further, payroll and benefits expenses related to non-Arq employees for the nine months ended September 30, 2023 increased by $0.7 million compared to the corresponding period in 2022. These increases were offset by a decrease in retention bonuses with our executive officers and certain other key employees of $0.9 million, which were paid in full in January 2023.
Legal and professional fees
Legal and professional fees increased for the nine months ended September 30, 2023 compared to the corresponding period in 2022 primarily as a result of an increase in costs incurred related to the Arq Acquisition, and were comprised mostly of legal and consulting fees. For the nine months ended September 30, 2023, we incurred $2.4 million of legal and professional fees related to non-recurring transactions costs associated with the Arq Acquisition.
General and administrative
General and administrative expenses increased for the nine months ended September 30, 2023 compared to the corresponding period in 2022 as a result of $1.9 million of expenses incurred by Arq, which included $0.9 million from rent and occupancy expense from additional leased space. Additional increases period over period of approximately $1.7 million were increases in research and development, insurance, travel, recruiting and Board compensation, as three new directors were added to the Board in connection with the Arq Acquisition.

Depreciation, amortization, depletion and accretion
Depreciation and amortization expense increased for the nine months ended September 30, 2023 compared to the corresponding period in 2022 primarily due to depreciation and amortization of approximately $2.2 million from the addition of long-lived assets and intangible assets acquired in the Arq Acquisition. Also contributing to the increase was an increase in Depreciation and amortization expense due to higher production volumes compared to sales volumes for the nine months ended September 30, 2022, which resulted in $0.3 million additional absorption of depreciation in inventory.
Gain on sale of Marshall Mine, LLC
As discussed above, for the nine months ended September 30, 2023, we recognized a gain of $2.7 million on the sale of Marshall Mine, LLC.
Other Income (Expense), net
A summary of the components of our other income (expense), net for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	($)	(%)
Other income (expense):
Earnings from equity method investments	$1,512	$3,222	$(1,710)	(53)%
Interest expense	(2,155)	(259)	(1,896)	732%
Other	1,510	(19)	1,529	(8,047)%
Total other income	$867	$2,944	$(2,077)	(71)%
Earnings from equity method investments
Earnings from equity method investments for the nine months ended September 30, 2023 and 2022 represented cash distributions received from Tinuum Group and Tinuum Services. The decrease was primarily due to Tinuum Group and Tinuum Services continuing to wind down their services in 2023.
Additional information related to equity method investments is included in Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.
Interest expense
Interest expense increased for the nine months ended September 30, 2023 compared to the corresponding period in 2022 primarily due to interest expense of $1.5 million related to the Term Loan, which was entered into on February 1, 2023 in connection with the Arq Acquisition, and interest expense of $0.4 million incurred for the nine months ended September 30, 2023 related to the Arq Loan, which we assumed in the Arq Acquisition.
Other
During the nine months ended September 30, 2023, we earned $1.3 million in interest income from cash on hand. For the nine months ended September 30, 2022, Other is primarily comprised of a loss of $0.5 million recognized on the early settlement of an amount owed by Norit for reclamation of the Marshall Mine as a result of Norit's acquisition by a third party, which triggered a change of control provision in our supply agreement with Norit.
Income tax expense
For the nine months ended September 30, 2023, we had pretax loss of $15.6 million and recorded income tax benefit related to out-of-period state income tax refunds received during the period. We recorded no additional income tax benefit for the nine months ended September 30, 2023 due to the recording of a full valuation allowance based on our forecast of pretax loss for the year ending December 31, 2023. For the nine months ended September 30, 2022, we had pretax loss of $5.8 million and recorded no income tax benefit due to the recording of a full valuation allowance based on our forecast of pretax loss for the year ended December 31, 2022.

Non-GAAP Financial Measures
To supplement our financial information presented in accordance with U.S. GAAP (or "GAAP"), we provide non-GAAP measures of certain financial performance. These non-GAAP measures include EBITDA (EBITDA Loss) and Adjusted EBITDA (Adjusted EBITDA Loss). We have included these non-GAAP measures because management believes that they help to facilitate period to period comparisons of our operating results and provide useful information to both management and users of the financial statements by excluding certain expenses, gains and losses that can vary widely across different industries or among companies within the same industry and may not be indicative of core operating results and business outlook. Management uses these non-GAAP measures in evaluating the performance of our business.
These non-GAAP measures are not in accordance with, or an alternative to, measures prepared in accordance with GAAP and may be different from, and may not be comparable to, similarly titled non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. These measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures.
We define EBITDA (EBITDA Loss) as net income (loss) adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: depreciation, amortization, depletion, accretion, amortization of upfront customer consideration ("Upfront Customer Consideration"), interest expense, net and income taxes. We define Adjusted EBITDA (Adjusted EBITDA Loss) as EBITDA (EBITDA Loss), reduced by the non-cash impact of equity earnings from equity method investments and gain on sale of Marshall Mine, LLC, increased by cash distributions from equity method investments, loss on early settlement of a long-term receivable and loss on change in estimate, asset retirement obligation. Because Adjusted EBITDA omits certain non-cash items, we believe that the measure is less susceptible to variances that affect our operating performance.
When used in conjunction with GAAP financial measures, we believe these non-GAAP measures are supplemental measures of operating performance that explain our operating performance for our period-to-period comparisons and against our competitors' performance. Generally, we believe these non-GAAP measures are less susceptible to variances that affect our operating performance results.
We expect the adjustments to EBITDA and Adjusted EBITDA in future periods will be generally similar. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP.
EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss(1)	$(2,175)	$(2,391)	$(15,539)	$(5,750)
Depreciation, amortization, depletion and accretion	2,711	1,671	7,276	4,765
Amortization of Upfront Customer Consideration	127	127	381	381
Interest expense, net	224	44	822	163
Income tax benefit	—	—	(33)	—
EBITDA (EBITDA loss)	887	(549)	(7,093)	(441)
Cash distributions from equity method investees	412	—	1,512	5,613
Equity earnings	(412)	—	(1,512)	(3,222)
Gain on sale of Marshall Mine, LLC	—	—	(2,695)	—
Loss on early settlement of long-term receivable	—	—	—	535
Loss on change in estimate, asset retirement obligation	—	—	—	34
Adjusted EBITDA (Adjusted EBITDA loss)	$887	$(549)	$(9,788)	$2,519
(1) Included in Net loss for the three and nine months ended September 30, 2023 is zero and $4.9 million, respectively, of transaction and integration costs incurred related to the Arq Acquisition. Included in Net Loss for the three and nine months ended September 30, 2022 is $2.4 million and $3.7 million, respectively, of transaction and integration costs incurred related to the Arq Acquisition. Additionally, for the nine months ended September 30, 2023, Net loss included $4.2 million of Arq payroll and benefit costs. Further included in Net Loss for the three and nine months ended September 30, 2023 is $1.3 million of severance expense related to two executive employees.

Liquidity and Capital Resources
Current Resources and Factors Affecting Our Liquidity
As of September 30, 2023, our principal sources of liquidity included:
•cash on hand, excluding $8.8 million of restricted cash; and
•our operations.
As of September 30, 2023, our principal uses of liquidity included:
•our business operating expenses;
•capital and spare parts expenditures;
•payments on our lease obligations;
•payments on our debt obligations; and
•payments for reclamation work associated with the Five Forks Mine.
Cash Flows
Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022
Cash and restricted cash decreased from $76.4 million as of December 31, 2022 to $61.3 million as of September 30, 2023. The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Cash and restricted cash (used in) provided by:
Operating activities	$(21,145)	$352	$(21,497)
Investing activities	(17,304)	(1,966)	(15,338)
Financing activities	23,338	(1,343)	24,681
Net change in cash and restricted cash	$(15,111)	$(2,957)	$(12,154)
Cash flow from operating activities
Cash flows used in operating activities for the nine months ended September 30, 2023 increased by $21.5 million compared to the nine months ended September 30, 2022. The net increase was primarily attributable to net loss of $15.5 million recognized for the nine months ended September 30, 2023 compared to net loss of $5.8 million recognized for the nine months ended September 30, 2022; the add-back of a non-cash gain of $2.7 million recognized from the sale of Marshall Mine, LLC for the nine months ended September 30, 2023; a decrease in accounts payable and accrued expenses of $13.9 million, primarily from payments of Arq assumed liabilities, comprised of accrued employee-related compensation and accrued transaction costs, in the Arq Acquisition; payment of the balance of retention bonuses; an increase in Other long-term assets, net of $5.8 million, primarily from a payment received from settlement on a long-term receivable in 2022; and a decrease in Distributions from equity method investees, return on investment of $2.3 million. Offsetting the net increase in cash flows used in operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was a decrease in non-cash net working capital, excluding accounts payable and accrued expenses, of $8.2 million, a decrease in Earnings from equity method investments of $1.7 million and an increase in Depreciation, amortization, depletion and accretion of $2.5 million due to a higher asset base from the Arq Acquisition.
Cash flow from investing activities
Cash flows used in investing activities increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 by $15.3 million primarily as a result of an increase in property, plant and equipment additions of $10.8 million from the Arq Acquisition; an increase in mine development costs of $1.5 million; a decrease in distributions from equity earnings in excess of cumulative earnings of $1.8 million; a cash payment of $2.2 million made in March 2023 required in the sale of Marshall Mine, LLC; and a decrease in cash received from the sale of property and equipment of $1.2 million. Offsetting the net increase in cash flows used in investing activities was $2.2 million of cash acquired in the Arq Acquisition.
Cash flow from financing activities
Cash flows provided by financing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 increased by $24.7 million primarily due to the net borrowings, net of debt issuance costs paid, of $8.5 million from the Term Loan; net proceeds from the PIPE Investment of $15.2 million; and net proceeds from common stock sold to a related party of $1.0 million .

Material Cash Requirements
With the Arq Acquisition, we assumed liabilities, including the Arq Loan, that will increase our cash requirements for the next 12 months and beyond. In addition, our success with the Arq acquisition will require significant capital expenditures as quantified below. Under the payment terms of the Term Loan, we are required to make quarterly interest payments through February 1, 2027, and a balloon payment of principal and PIK interest totaling approximately $12.2 million on this date. We expect that our cash on hand as of September 30, 2023 will provide sufficient liquidity to fund contractual obligations due and expected operating loss for the next 12 months.
Capital Expenditures
For 2023, we expect to incur between $35.0 million and $40.0 million in capital expenditures as follows:
•Between $14.0 million and $16.0 million is forecast for capital improvements at the Red River Plant related to scheduled maintenance improvements and to complete current capital projects; and
•Between $21.0 million and $24.0 million is forecast for growth capital for the modifications of the Red River Plant and Corbin Plant in order to incorporate Arq Powder as feedstock.
For the nine months ended September 30, 2023, we incurred $17.0 million in capital expenditures. We expect to fund all capital expenditures for 2023 from cash on hand.
Surety Bonds and Mine Obligations
As of September 30, 2023, we had outstanding surety bonds with regulatory commissions totaling $7.5 million related to reclamation of the Five Forks Mine. As of September 30, 2023, and as required by a surety bond provider, we also held restricted cash of $8.5 million pledged as collateral for such surety bonds related to the Five Forks Mine and other surety obligations.
As September 30, 2023, we had outstanding surety bonds with a regulatory commission totaling $3.0 million for reclamation obligations of the land adjacent to the Corbin Facility.
As of September 30, 2023, we had an outstanding surety bond with a regulatory commission totaling $0.7 million for reclamation obligations of Mine 4 located in West Virginia.
We expect that the obligations secured by these surety bonds associated with the Five Forks Mine and the Corbin Facility will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that we perform the obligations, the related surety bonds should be released and collateral requirements reduced. However, in the event any surety bond is called, our indemnity obligations could require us to reimburse the surety bond provider. We intend to fund our mine reclamation costs associated with the Five Forks Mine and the Corbin Facility from cash on hand.
We have a customer supply agreement that requires us to post a performance bond in an amount equal to the annual contract value of $3.7 million. As of September 30, 2023, the remaining commitment under this customer contract, which expires on December 31, 2023, was approximately $0.4 million.
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
Forward-Looking Statements Found in this Report
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve risks and uncertainties. In particular such forward-looking statements are found in this Item 2 of Part I above. Words or phrases such as "anticipates," "believes," "expects," "intends," "plans," "estimates," "predicts," the negative expressions of such words, or similar expressions are used in this Quarterly Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:
(a)the anticipated effects from an increase in pricing of our AC products;
(b)the anticipated effects from an increase in costs of our AC products and related cost increases in supply and logistics;

(c)expected supply and demand for our activated carbon ("AC ") products and services;
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
(o)the timing and amounts of, or changes in, future revenues, backlog, funding for our business and projects, margins, expenses, earnings, tax rates, cash flows, royalty payment obligations, working capital, liquidity and other financial and accounting measures;
(p)the amount and timing of future capital expenditures needed for our APT business and Arq to fund our business plan;
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
The forward-looking statements included in this Quarterly Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, timing of new and pending regulations and any legal challenges to or extensions of compliance dates of them; the U.S. government’s failure to promulgate regulations that benefit our business; changes in laws and regulations, accounting rules, prices, economic conditions and market demand; impact of competition; availability, cost of and demand for alternative energy sources and other technologies; technical, start up and operational difficulties; our inability to commercialize our APT technologies on favorable terms; our inability to ramp up our operations to effectively address recent and expected growth in our business; loss of key personnel; availability of materials and equipment for our business; intellectual property infringement claims from third parties; pending litigation; as well as other factors relating to our business strategy, goals and expectations concerning the Arq Acquisition (including future operations, future performance or results); our ability to maintain relationships with customers, suppliers and other with whom we do business, or our results of operations and business generally; risks related to diverting management's attention from our ongoing business operations; the ability to meet Nasdaq's listing standards following the consummation of the Arq Acquisition; costs related to the Arq Acquisition; opportunities for additional sales of our lignite AC products and end-market diversification; our ability to meet customer supply requirements; the rate of coal-fired power generation in the U.S., the timing and cost of capital expenditures and the resultant impact to our liquidity and cash flows; as described in our filings with the SEC, with particular emphasis on the risk factor disclosures contained in those filings. You are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Quarterly Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information under this Item is not required to be provided by smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
On February 1, 2023, we acquired Arq and excluded their business from our assessment of internal control over financial reporting as of September 30, 2023, as allowed under general guidance issued by the Staff of the Securities and Exchange Commission. There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is evaluating the impacts of the Arq Acquisition to our internal control over financial reporting as allowed under general guidance issued by the Staff of the Securities and Exchange Commission.

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
We primarily use two U.S. banks for our operations. Cash deposits are held by these banks and may, at times, exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. The failure of these banks or events involving limited liquidity, non-performance or other adverse conditions in the financial or credit markets impacting these banks, or concerns or rumors about such events, may lead to disruptions in access to our cash balances, adversely impact our liquidity or limit our ability to process transactions related to our customers. In the event of a failure of these banks, there can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be recoverable or, even if ultimately recoverable, there may be significant delays in our ability to access those funds. Furthermore, bank failures, non-performance, or other adverse developments that affect other financial institutions could impair the ability of these banks to honor our commitments. Such events could have a material adverse effect on our financial condition or results of operations.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On July 17, 2023, we entered into a Subscription Agreement (the "Subscription Agreement") with Mr. Robert "Bob" Rasmus and entities controlled by Mr. Rasmus, in connection with his appointment as our President and Chief Executive Officer. Pursuant to the Subscription Agreement, Mr. Rasmus subscribed for and agreed to purchase 950,000 shares of our common stock, par value $0.001 per share, from the Company for an aggregate purchase price of $1,800,000 (at a price per share of approximately $1.90). In September 2023, we received cash of $1.0 million and issued 527,779 shares of our common stock to Mr. Rasmus pursuant to the Subscription Agreement.
The securities issued to Mr. Rasmus under the Subscription Agreements were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D, which is promulgated thereunder, and Regulations S of the Securities Act. We are relying on this exemption from registration based in part on representations made by Mr. Rasmus under the Subscription Agreement. The sale of the securities pursuant to the Subscription Agreement has not been registered under the Securities Act or any state securities laws. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
Share Repurchases
We maintain a program to repurchase up to $20.0 million of shares of our common stock under a stock repurchase program (the "Stock Repurchase Program") through open market transactions at prevailing market prices, of which $7.0 million remained available as of September 30, 2023. No repurchases were made during the three months ended September 30, 2023.

Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the third quarter of 2023 to satisfy their respective tax obligations related to stock-based awards.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2023	—	—	N/A	N/A
August 1 to August 31, 2023	1,321	$1.92	N/A	N/A
September 1 to September 30, 2023	26,808	$1.72	N/A	N/A
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report.
Item 5. Other Information
Amended and Restated Bylaws
On November 7, 2023, in connection with the effectiveness of new SEC rules regarding universal proxy cards, certain recent changes to the Delaware General Corporation Law (the "DGCL"), and a periodic review of the bylaws of the Company, the board of directors of Company (the "Board") approved and adopted an amendment and restatement of the Company’s amended and restated bylaws (as so amended, the "Amended and Restated Bylaws"). The Amended and Restated Bylaws became effective immediately upon approval by the Board.
Among other things, the amendments effected by the Amended and Restated Bylaws:
•update Section 2.03 to reflect certain procedural requirements related to director nominations by stockholders in light of the recently adopted Rule 14a-19 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and (ii) reflect certain other related changes, including requiring (1) additional background information and disclosures regarding stockholders proposing director nominations and other business, director nominees proposed by stockholders, and other persons related to a stockholder’s solicitation of proxies; and (2) any stockholder submitting a nomination notice to make a representation and provide confirmation as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with Rule 14a-19 under the Exchange Act and the Amended and Restated Bylaws and to provide evidence that the stockholder has complied with such requirements;
•provide in Section 2.03(b) that any notice of proposals of business and/or director nominations must be delivered to or mailed and received at the principal executive offices of the Company (i) in the case of an annual meeting of the stockholders, not later than the close of business on the one hundred twentieth (120th) calendar day and not earlier than the close of business on the one hundred fiftieth (150th) calendar day prior to the one-year anniversary of the previous year’s annual meeting of stockholders; provided, however, that if no annual meeting was held or deemed to have been held in the previous year or the date of the annual meeting has been changed by more than thirty (30) calendar days from the date on which the previous year’s annual meeting was held, notice by the stockholder to be timely must be so received not earlier than the close of business on the one hundred twentieth (120th) day prior to such annual meeting and not later than the close of business on the later of the ninetieth (90th) day prior to such annual meeting or ten (10) calendar days following the date of public disclosure of the date of such meeting; and (ii) in the case of a special meeting of the stockholders, not earlier than the close of business on the one hundred twentieth (120th) calendar day prior to the special meeting and not later than the close of business on the later of the ninetieth (90th) calendar day prior to the date of the special meeting or the tenth (10th) day following the date of public disclosure of the date of the special meeting and of the nominees proposed by the Board to be elected at such meeting;

•add a new sub-section 2.03(d), which requires any director nominee to provide certain consents and representations related to voting, certain third-party arrangements and compliance with certain policies and procedures and a written questionnaire with respect to the nominee’s background and qualifications as well as to provide any other questionnaires or information that may be necessary to assess the nominee’s qualifications and eligibility for board service;
•add a new sub-section 2.03(e) regarding certain potential written verifications that may be required of the nominating stockholder;
•add certain procedural requirements to provisions (i) in Section 2.03(g) regarding special meetings of stockholders, such as making it clear that any notice of a director nomination at a special meeting called for purposes of electing directors under Section 2.03(g) or any stockholder-requested special meeting pursuant to Section 2.04 must include the same information, representations, questionnaires and agreements as required under the advance notice provisions for annual meetings of stockholders; and (ii) in Section 2.04, including with respect to record date requirement, information to be included in the special meeting request and documentary evidence of stock ownership, consequences of revocation and failure to appear, certain limitations as set forth in sub-section 2.04(c) and definition of beneficial ownership for purposes of these provisions;
•clarify effects of non-compliance with the advance notice provisions, including powers of the chair of the meeting to disregard proposals of business and/or director nominations submitted by stockholders;
•require in new sub-section 2.03(i) that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white, which is reserved solely for use for solicitation by the Board;
•clarify in Section 2.06 the notice procedures for adjournments of virtual meetings of stockholders and eliminate the requirement in Section 2.07 that the list of stockholders be open to examination at meetings of stockholders, in each case in accordance with the DGCL;
•clarify in Section 2.09 as to who presides at meetings of stockholders and reflect additional procedures to define the powers of the chair of stockholders’ meetings and to specify, without limitation, the universe of meeting rules properly determined by the Board or such chair;
•clarify in Section 2.10 that the plurality voting standard applies to director elections, all other matters shall be determined by majority of the votes cast (unless otherwise required by law) and add certain quorum requirements in alignment with the DGCL;
•revise the Board’s special meeting provisions in Section 3.06 to make it clear that majority of the Board can also call special meetings and clarify quorum requirements
•provide that "officers" for purposes of the indemnification provisions set forth in Article VII include any individual designated by the Board as an officer of the Company or as defined under the DGCL;
•incorporate other non-substantive, ministerial, clarifying and conforming changes, including, among other things, with respect to the use of gender-neutral terms, updating officer provisions to include the Chief Executive Officer role and explicitly providing that any officer office may be left vacant, including definitions of "close of business" and "qualified representative" and eliminating certain provisions that are otherwise addressed in the Delaware statute (such as provisions related to books and records).
The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Conformed Copy of the Bylaws of Advanced Emissions Solutions, Inc., as amended*
10.1	Subscription Agreement by and between Robert E. Rasmus, RER Legacy Investments II LLC and Advanced Emissions Solutions, Inc., dated July 17, 2023.	8-K	001-37822	10.1	July 17, 2023
10.2	Employment Agreement by and between Robert E. Rasmus and Advanced Emissions Solutions, Inc., dated July 17, 2023.	8-K	001-37822	10.2	July 17, 2023
10.3	Employment Agreement by and between Jeremy D. Williamson and Advanced Emissions Solutions, Inc., dated September 18, 2023.	8-K	001-37822	10.1	September 18, 2023
31.1	Certification of Principal Executive Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Principal Financial Officer of Advanced Emissions Solutions, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
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

Advanced Emissions Solutions, Inc.
(Registrant)

November 8, 2023	By:	/s/ Robert Rasmus
Robert Rasmus
Chief Executive Officer
(Principal Executive Officer)

November 8, 2023	By:	/s/ Stacia Hansen
Stacia Hansen
Chief Accounting Officer
(Principal Financial Officer)