Form 10-K
period 2023-12-31
Arq, Inc.
filed 2024-03-12
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37822

ARQ, INC.
(Name of registrant as specified in its charter)

Delaware	27-5472457
(State of incorporation)	(IRS Employer Identification No.)
8051 E. Maplewood Ave, Suite 210, Greenwood Village, CO, 80111
(Address of principal executive offices) (Zip Code)
(Registrant’s telephone number, including area code): (720) 598-3500
Securities registered under Section 12(b) of the Act:

Class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	ARQ	Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $45.8 million based on the last reported bid price of the Common Stock on the Nasdaq Global Market on June 30, 2023. The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 5, 2024 was 33,238,436.

Documents Incorporated By Reference
Portions of Part III of this Form 10-K are incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

ARQ, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

i

PART I
Item 1. Business
General
Arq, Inc. ("Arq", the "Company," "we," "us", "our," or similar pronouns) is an environmental technology company principally engaged in the sale of consumable air, water, and soil treatment solutions including activated carbon ("AC") and chemical technologies. Our proprietary AC products enable customers to reduce air, water, and soil contaminants, including mercury, per - and polyfluoroalkyl substances ("PFAS") and other pollutants, to meet the challenges of existing and pending air quality and water regulations. We manufacture and sell AC and other chemicals used to capture and remove contaminants for the coal-fired power generation, industrial, municipal water and air, water and soil treatment and remediation markets (collectively, the advanced purification technologies or "APT" market).
Our predecessor, ADA-ES, Inc. ("ADA"), a Colorado corporation, was incorporated in 1997. Pursuant to an Agreement and Plan of Merger, effective July 1, 2013, the Company (formerly known as Advanced Emissions Solutions, Inc. ("ADES")), a Delaware company incorporated in 2011, succeeded ADA as the publicly-held corporation and ADA became a wholly-owned subsidiary of the Company. In 2018, we acquired ADA Carbon Solutions, LLC ("Carbon Solutions") to enter into the broader AC market and to expand our product offerings in the mercury control industry and other applicable AC markets. In February 2023, we acquired 100% of the equity of the subsidiaries of Arq Limited (the "Arq Acquisition," and hereafter the Arq Limited subsidiaries referred to as "Legacy Arq") to secure access to a feedstock, a manufacturing facility and certain patented processes to manufacture new advanced granular activated carbon ("GAC") products for sale into markets to the APT and other markets. In February 2024, as part of a larger rebranding, the Company changed its name to Arq, Inc., and on February 1, 2024, our common stock commenced trading under the ticker symbol, "ARQ".
This Annual Report on Form 10-K is referred to as the "Form 10-K" or the "Report." As used in this Report, the terms the "Company," "we," "us" and "our" means Arq, Inc. and its consolidated subsidiaries.
Products and Markets
AC is a specialized sorbent material that is used widely in a host of industrial and consumer applications to remove impurities, contaminants and pollutants from gas, water, soil and other product or waste streams. AC is produced by activating carbonaceous raw materials, including wood, coal, nut shells, resins and petroleum pitch. Properties such as surface area, pore volume, surface chemical functionalities and particle size and form can be specifically engineered to selectively target various contaminants to meet end-use application requirements. Our AC products are manufactured in several different forms that are important for the end-use application, including powdered activated carbon ("PAC"), granular activated carbon, and colloidal carbon product ("CCP").
Key markets for AC products include removal of pollutants from coal-fired electrical generation and other industrial processes, treatment of drinking and waste waters, industrial and renewable gas purification and odor removal, automotive gasoline emission control, soil and ground water remediation and food and beverage process and product purification. Demand for AC products has been, and is expected to continue to be driven by increasing environmental regulations pertaining to water, soil, and air quality, especially in the developed and more industrialized areas of the world, and general consumer attention towards environmental issues. Additionally, we believe enhanced environmental and health advisory issues will continue to drive demand for AC in rapidly developing countries. We pursue opportunities to expand and diversify our customer base into markets for our purification products including industrial applications, water treatment plants and other end markets. In addition, we see significant opportunities emerging in the soil, sediment and groundwater treatment markets. Increased attention has been drawn to the monitoring and treatment of heavy metals, organic and inorganic compounds in groundwater to improve overall ground and drinking water quality across North America. AC, in various forms, has and will continue to play a key role in these remediation efforts.
Our current products (also referred to as "consumables") are used to purify contaminated liquid, soil, and gas streams from a variety of industrial sources including coal-fired power plants and wastewater treatment plants and other end markets. Most of the North American coal-fired power generators installed equipment to control air pollutants, such as mercury, prior to or since the implementation of the Mercury and Air Toxics Standards ("MATS"). However, many power generators need consumable products to complement the operation of installed equipment on a recurring basis to more effectively capture mercury and other contaminants. AC has been adopted as the most widely-used technology to capture mercury due to product efficiency and effectiveness, and currently accounts for the majority of the mercury control consumables in the North American market. We offer AC and other chemical products and work with customers as they develop and implement a compliance control strategy that utilizes the consumables solutions that fit with their unique operating and pollution control configuration.
Coal-fired power plants continue to be a significant, though declining, source of electricity generation in the United States ("U.S."). Demand for our AC products related to coal-fired electricity generation is highly dependent on the availability and cost of alternative energy sources, such as natural gas, solar and wind energy. We continue to pursue markets for our purification products outside of coal-fired power generation, including industrial applications, (such as waste-to-energy and cement making), water treatment and other markets.
For the purification of water, our AC products have been used in the treatment of drinking water, wastewater, contaminated soil and groundwater to adsorb compounds causing unpleasant taste and odor and other toxic contaminants. Both industrial and municipal wastewater treatment plants have deployed the use of our AC products in their treatment processes. Groundwater contamination has become a matter of increasing concern to federal and state governments as well as to the public, especially over recent years. The U.S. AC market may see significant growth from water purification markets, especially if future regulations are passed controlling certain chemicals in drinking water. At present, individual states are primarily responsible for the protection of groundwater and drinking water.
The existing technologies for treatment of groundwater, including removal of the soil for external treatment or landfill, pumping the groundwater above surface for treatment and/or installing treatment trenches or barriers all utilize PAC and GAC products. An emerging technology generating increasing interest by site engineering firms and owners is injecting highly engineered ACs into the subsoil, also described as "in situ" treatment, to intercept the contamination plume or to treat the groundwater. In response to this market opportunity, in late 2021, we developed a new Colloidal Carbon Product ("CCP") platform, FluxSorb RC, which is currently in the initial stages of field testing at multiple contaminated soil and groundwater remediation treatment sites.
Legacy Arq Products and Markets
With the acquisition of Legacy Arq in February 2023, we now control bituminous coal waste reserves and own a manufacturing facility, both located in Corbin Kentucky (the "Corbin Facility"). Our facility will remediate these reserves, using a patented manufacturing process to convert bituminous coal waste into a purified, microfine carbon powder known as Arq powderTM ("Arq Powder") for high value applications, such as for a raw material to produce GAC products. We expect by the end of 2024 to begin using Arq Powder as a feedstock to produce high-quality GAC products for sale in the APT and other markets.
We believe Arq Powder has additional potential for us to access new markets and applications. We expect to secure customer interest in Arq Powder as an additive into other markets, such as components for asphalt. These products utilizing Arq Powder are expected to have a lower carbon footprint compared to similar products utilizing conventional materials. These applications are currently in various stages of proof of concept testing or preliminary customer testing.
Sales and Customers
We sell consumables primarily though our internal sales group and are generally under contracts ranging from one to five years. We generally recognize revenue on an order-by-order basis. Revenue from our top three customers comprised approximately 37% of our consumables revenue for the year ended December 31, 2023, and the loss of any of these customers would have a material adverse effect on our operating results.
Seasonality
The timing of the sale of our consumable products is dependent upon several factors. Power generation is weather dependent, with electricity and steam production varying in response to heating and cooling demands. As a result, our revenue is generally higher in our first and third fiscal quarters during the warmer and colder months of the year. Abnormally high and low temperatures during the summer and winter months, respectively, may significantly increase coal consumption for electricity generation and cause increased impurities within various municipalities' water sources, and thus increase the demand for our products. Additionally, power generating units routinely schedule maintenance outages in the spring and/or fall depending on the operation of their boilers. During the period in which an outage may occur, which may range from one week to over a month, our product sales may decrease.
Also, our revenue and sales volumes are highly dependent upon the level of coal consumption at coal-fired power plants, which in turn is significantly affected by the prices of competing power generation sources, such as natural gas and renewables.

During periods of low natural gas prices, natural gas provides a competitive alternative to coal-fired power generation and therefore, coal consumption for power generation may be reduced, which in turn reduces the demand for our products. In contrast, during periods of higher prices for competing power generation sources, coal consumption generally increases and thus demand for our products also increases.
In water purification, the sale of our products depends on demand from municipal water treatment facilities that use these products. Depending on weather conditions and other environmental factors, the summer months historically have the highest demand for our PAC products in water treatment. One of the major uses for PAC is for the treatment of taste and odor episodes caused by increased degradation of organic contaminants and natural materials in water that occurs during the summer months. Additionally, the rainy season generally results in more demand for PAC products to water municipalities due to rain run-offs and contaminant dilution.
Competition
Our primary competitors in the AC consumables industry include Cabot Norit Americas, Inc., which is owned by One Equity Partners, Calgon Carbon, which is owned by Kuraray Co., Ltd. and Donau Carbon Company.
Sources and Availability of Raw Materials
Currently, the principal raw material we use in the manufacturing of AC is lignite coal, which is readily available through our 100% ownership of a lignite coal mine (the "Five Forks Mine") located in Saline, Louisiana. All production from the Five Forks Mine is used in our manufacturing process. The Five Forks Mine is operated for us by a subsidiary of the North American Coal Company. We may also periodically purchase various ACs to supplement our inventory levels or to produce various products to serve certain AC markets. We purchase these various ACs through supply agreements or spot purchases with the producers.
With the Arq Acquisition, in 2023, we secured a second feedstock, Arq Powder, which is made from bituminous coal waste, used in manufacturing of GAC products. Through internal testing, we have demonstrated that Arq Powder can be shaped and successfully activated using industrially available equipment and technology with our proprietary know-how. Arq Powder has unique properties, including low levels of impurities and small average particle size, which when used as a feedstock to produce certain carbon products may provide for advantages compared to lignite coal, other bituminous coals, or oil-based feedstocks in terms of cost and performance. In the U.S., the availability of feedstock for GAC manufacturing is limited, as it is either supplied by specialty mined coal or coconut husks, which need to be imported. Between the Corbin Facility and the Five Forks Mine, we will have a fully integrated supply chain in multiple feedstocks - bituminous coal fines (Corbin Facility) and lignite coal (Five Forks Mine) to produce both GAC and PAC products.
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
We also purchase additives that are included in certain chemical products for resale to our customers through contracts with suppliers. The manufacturing of these chemical products is dependent upon certain discrete additives, which are subject to price fluctuations and supply constraints. In addition, the number of suppliers who provide the necessary additives needed to manufacture our chemical products are limited. We purchase these chemical products through spot purchases with the producers.
Due to the seasonality of our business, which is primarily driven by our high concentration of customers in the coal-fired plant market, our sales and inventory levels may vary throughout the year. We are able to supplement the available production at our Red River Plant by purchasing third party consumables to meet customer demand for our consumables.
Facilities
We own and operate a manufacturing plant (the "Red River Plant"), located in Coushatta, Louisiana. We also operate a production and distribution facility located on land we lease in Coushatta. In addition, we own and operate the Corbin Facility, where we process bituminous coal waste and apply patented technology to produce Arq Powder. In January 2024, the Company executed a contract with a third-party contractor for the construction of a GAC facility at the Red River Plant, (the "GAC Facility") and immediately commenced construction operations. The Company expects to complete commissioning activities at the GAC Facility by the end of 2024 and estimates that total construction costs including all equipment purchases will be in the range of $62 to $67 million.

As of January 2024, major construction work at the Corbin Facility remains on track to be completed on time. We expect to commence commissioning activities during the first half of 2024 and estimate that total construction and commissioning costs at the Corbin Facility will be in the range of $10 to $15 million.
In March 2023, we sold 100% of the membership interests in Marshall Mine, LLC, which owned a shuttered lignite mine located outside of Marshall, Texas to a third party.
Research and Development Activities
We conduct research and product development activities for further enhancement of our consumables. For the years ended December 31, 2023 and 2022, we incurred research and development costs of $3.3 million and $2.1 million, respectively.
Legislation and Environmental Regulations
Our products and services are used for the reduction of pollutants and other contaminants. Legislation and regulations limit the amount of pollutants and other contaminants permitted and may increase the need for our products. Below is a summary of the primary legislation and regulation that currently affects the market for our current products.
Federal MATS Affecting Electric Utility Steam Generating Units
The U.S. Environmental Protection Agency ("EPA") final "MATS Rule" went into effect in April 2012. The EPA structured the MATS Rule as a Maximum Achievable Control Technology-based ("MACT-based") hazardous pollutant regulation applicable to coal and oil-fired Electric Utility Steam Generating Units ("EGU"). EGUs generate electricity through steam turbines and have a capacity of 25 megawatts or greater and provide for, among other provisions, control of mercury, control of acid gases such as hydrochloric acid and other Hazardous Air Pollutants ("HAPs"). Approximately 1,260 units in the U.S. were coal-fired EGUs when the rule was enacted. According to our estimates, the MATS Rule sets a limit that we believe requires the capture of 80-90% plus of the mercury in the coal burned in electric power generation boilers as measured at the exhaust stack outlet for most plants. The MACT-based standards are also known as National Emission Standards for Hazardous Air Pollutants ("NESHAP"). Plants generally had four years to comply with the MATS Rule, and implementation of the MATS Rule is now largely completed. We estimate that 58% of the coal-fired units that were operating in December 2012 when the MATS Rule was finalized have been permanently shut down, leaving approximately 406 units in operation in the U.S. as of December 31, 2023.
In May 2020, the EPA reconsidered and found that it was not "appropriate and necessary" to regulate HAPs emissions from coal- and oil-fired EGUs. However, the EPA expressly stated that the reconsideration neither removed coal- and oil-fired EGUs from the list of sources that must comply with the MATS rule, nor rescinded the MATS Rule, which has remained continuously in effect. On February 15, 2023, the EPA issued a final rule revoking the May 2020 reconsideration and affirming that it is "appropriate and necessary" to regulate HAP emissions from coal- and oil-fired EGUs. On April 3, 2023, the EPA issued a proposed update to MATS that, amongst other potential modifications, proposed a reduction to the mercury emission limits for lignite coal-fired EGUs. This proposal is currently pending.
State Mercury and Air Toxics Regulations Affecting EGUs
In addition, certain states have their own mercury rules that are similar to or more stringent than the MATS Rule. Coal-fired electricity generating units in the U.S. are subject to consent decrees that require the control of acid gases and particulate matter, in addition to mercury emissions.
U.S. Federal Industrial Boiler MACT
In January 2013, the EPA issued the final set of adjustments to the MACT-based air toxics standards for industrial boilers, including mercury, particulate matter and acid gas emission limits. Existing boilers typically had until January 31, 2017 to comply with the rule. The EPA published an amended final rule of the industrial boiler MACT ("IBMACT"), representing technical corrections and clarifications. On July 21, 2022, the EPA issued a further update of the IBMACT, which, among other things, updated emission limits to certain HAPs.
The EPA estimated that approximately 600 coal-fired boilers will be affected by IBMACT, in industries such as pulp and paper. Our estimates, based on conversations with plant operators, suggest that most of the affected plants have either shut down or switched fuels to natural gas to comply with the regulation.

Effluent Limitation Guidelines
In 2015, the EPA set the first federal limits known as effluent limitation guidelines ("ELGs") on the levels of toxic metals in wastewater that can be discharged from power plants. The final rule requires, among other things, zero discharge for fly ash and bottom ash transport water and limits on mercury, arsenic, selenium, and nitrate from flue gas desulfurization ("FGD") wastewater. In September 2017, the EPA finalized a rule that delayed the original compliance deadlines for certain wastewater streams from November 2018 to November 2020, with the possibility that plants would not need to comply until December 2023 with state approval. In April 2019, the U.S. Court of Appeals for the Fifth Circuit struck down the EPA’s ELGs that apply to leachate wastewater and "legacy wastewater," and directed the EPA to revise the limits on the levels of toxic metals in those wastewater streams. In November 2019, the EPA proposed to revise the ELGs for bottom ash and FGD wastewater. The final rule, published in the Federal Register on October 13, 2020 and effective on December 14, 2020, does not directly regulate halogens. It does, however, propose to establish a voluntary incentives program for the removal of certain halides. In many (though not all) of the proposed treatment options that the EPA is considering, selenium in FGD wastewater would be regulated. Some halogens may impact the effectiveness of biological wastewater treatment systems that are often used for the removal of selenium. On August 3, 2021, the EPA initiated a supplemental rule-making initiative to strengthen certain discharge limits and stated its intention to issue a proposed rule for public comment in Fall of 2022, and issued a proposed rule on ELGs for the Steam Electric Power Generating Category on March 29, 2023. This proposed rule seeks to establish more stringent discharge standards for certain wastewater generated at coal fired power plants, and is currently under review by the EPA.
Additional U.S. Legislation and Regulations
In October 2021, the EPA released its PFAS Strategic Roadmap, laying out its approach to addressing PFAS and other pollutants. The PFAS Strategic Roadmap sets timelines by which the EPA plans to take certain actions through 2024, including establishing a national primary drinking water regulation for certain PFAS and taking Effluent Limitations Guidelines actions to regulate certain PFAS discharges from industrial categories. On March 14, 2023, the EPA proposed a National Primary Drinking Water Regulation ("NPDWR") for six specific PFAS substances. NPDWR seeks to establish legally enforceable maximum contaminant levels ("MCL") for the 6 PFAS substances, including a proposed MCL for Perfluorooctane Acid ("PFOA") and Perfluorooctane Sulfonate ("PFOS") of 4.0 parts per trillion. Under this proposed rule, drinking water utilities would have three years from the publication of a final rule to comply. The EPA has submitted its final rule with respect to the NPDWR for interagency review and should issue a final rule after this review is completed.
International Regulations
There are various international regulations related to mercury control. In Canada, the Canada-Wide Standard ("CWS") was initially implemented in 2010, with increasingly stringent limits through 2020 and varying mercury emissions caps for each province. China and Germany both have limits for mercury emissions that are less stringent than U.S. limits and are typically met using co-benefits from other installed air pollution control equipment designed to control other pollutants. In May 2017, the EU ratified the Minimata Convention on Mercury, triggering mercury control regulations with implementation starting in 2021. Specific emissions limits for dust, nitrogen oxides (NOx), sulfur dioxide (SO2), mercury and particulate matter (PM) are currently being developed, guided by the best available technologies reference ("BREF") document for limiting stack emissions and liquid effluents from industrial processes. The BREF conclusions for large coal-fired electricity generating units were adopted by the European Commission in July 2017.
In October 2022, the European Commission proposed new directives for better and more cost-effective treatment of urban wastewater, which included amongst other things new standards on micropollutants and new monitoring requirements for microplastics. In January of 2024, there was a provisional agreement that revised the October 2022 proposed directives. If the revised directive is adopted by the European Parliament and the Council, it will become enforceable on European Union Member States.
Based on the existing and potential regulations, we believe the international market for activated carbon products may expand in the coming years.

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
Mine operators are often required by federal and/or state laws, including SMCRA, to assure, usually through the use of surety bonds, payment of certain long‑term obligations including mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. Although surety bonds are usually non-cancelable during their term, many of these bonds are renewable on an annual basis and collateral requirements may change. As of December 31, 2023, we posted a surety bonds of approximately $7.5 million and $3.0 million for reclamation of the Five Forks Mine and the Corbin Facility, respectively.
Intellectual Property
As of December 31, 2023, we held 83 U.S. patents and 8 international patents that were issued or allowed, 13 additional U.S. provisional patents or applications that were pending, and 2 international patent applications that were either pending or filed relating to different aspects of our technology. During the year ended December 31, 2023, we were granted 3 new patents, and obtained an additional 87 patents and patent applications through the Arq Acquisition. Within the Legacy Arq patent portfolio, there are 7 granted U.S. patents, 10 pending U.S. applications, 19 granted international patents, and 51 pending international patent applications. Our existing patents generally have terms of 20 years from the effective date of filing, with our next patents expiring in 2024.
During the year ended December 31, 2023, 7 U.S. and 6 international patents and applications from our patent portfolio were abandoned, as we determined that they no longer represent future markets or economic opportunities for us. Further, 22 international patents and applications from the Legacy Arq patent portfolio were abandoned in jurisdictions that were determined to no longer represent future markets or economic opportunities for us.
As of December 31, 2023, we owned over 50 trademark registrations and applications globally. During the year ended December 31, 2023, we obtained an additional 33 trademarks from the Arq Acquisition.
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
Employees
As of December 31, 2023, we employed 173 personnel, of which 171 were employed full-time.
Arq Acquisition
On February 1, 2023 (the "Acquisition Date"), we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Arq Limited ("Arq Ltd."), a company incorporated under the laws of Jersey, pursuant to which we acquired all of the direct and indirect equity interests of Arq Ltd.'s subsidiaries (the "Arq Acquisition," and hereafter referred to as "Legacy Arq") in exchange for consideration (the "Purchase Consideration") totaling $31.2 million and consisting of (i) 3,814,864 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), valued at $12.4 million and (ii) 5,294,462 shares of the Company's Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), valued at

$18.8 million. On June 13, 2023, our stockholders approved the conversion of all of the outstanding shares of the Series A Preferred Stock and the corresponding issuance of 5,362,926 shares of Common Stock.
On February 1, 2023, and pursuant to the Arq Acquisition, we entered into subscription agreements with certain persons (the "Subscribers"), which included existing shareholders of Arq Ltd., three of which were appointed to our board of directors, pursuant to which the Subscribers subscribed for and purchased 3,842,315 shares of Common Stock for an aggregate purchase price of approximately $15.4 million and at a price per share of $4.00 (the "PIPE Investment"). The securities issued to the Subscribers under the Subscription Agreements were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D, which is promulgated thereunder, and Regulations S of the Securities Act. The Company and its affiliates relied on this exemption from registration based in part on representations made by each of the Subscribers under the Subscription Agreements.
Pursuant to the terms of the Purchase Agreement, we entered into a Registration Rights Agreement (the "Registration Rights Agreement") with Arq Ltd. and the Subscribers to the Subscription Agreements described above. On January 25, 2024, we filed a registration statement on Form S-3/A with the Securities and Exchange Commission ("SEC") to register all shares of Common Stock issued in the Purchase Agreement, all shares of Common Stock issued in the PIPE Investments, and all shares of Common Stock issued from the conversion of all shares of the Series A Preferred Stock subject to the Registration Rights Agreement and 325,457 underlying shares of Common Stock issuable upon the exercise of the Warrant (as defined below) issued as consideration in the CFG Loan (as defined below). The registration was declared effective by the SEC on January 31, 2024.
Loan Agreement
On February 1, 2023, and pursuant to the Arq Acquisition, we, as borrower, certain of subsidiaries, as guarantors, and CF Global Credit, as administrative agent and lender, entered into a $10.0 million term loan (the "CFG Loan") upon execution of a Term Loan and Security Agreement (the "Loan Agreement"). The CFG Loan has a term of 48 months and bears interest at a rate equal to either (a) Adjusted Term SOFR (subject to a 1.00% floor and a 2.00% cap) plus a margin of 9.00% paid in cash and 5.00% paid in kind or (b) Base Rate plus a margin of 8.00% paid in cash and 5.00% paid in kind, which interest on the CFG Loan in each case shall be payable (or capitalized, in the case of in kind interest) quarterly in arrears. In addition, in connection with the Loan Agreement and as consideration for the CFG Loan, we issued to CF Global a warrant (the "Warrant") to purchase 325,457 shares of Common Stock. The Warrant has an exercise price of $0.01 per share, subject to adjustment as set forth in the Warrant, is exercisable immediately, contains a cashless exercise provision and expires on February 1, 2030.
Available Information
Our periodic and current reports are filed with the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are available free of charge within 24 hours after they are filed with, or furnished to, the SEC at the Company’s website at www.arq.com. The filings are also available through the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Alternatively, these reports can be accessed at the SEC’s website at www.sec.gov. The information contained on our website shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended (the "Securities Act") or the Exchange Act.
Forward-Looking Statements Found in this Report
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. In particular statements about our beliefs, plans, objectives, expectations, assumptions, future events or future performance contained in this report, including certain statements found in this Part I and under the heading in Part II, Item 7 below, are forward-looking statements. In some cases, forward-looking statements can be identified by words or phrases such as "anticipates," "believes," "expects," "intends," "plans," "estimates,", "may", "predicts," the negative expressions of such words, or similar expressions, and such forward-looking statements include, but are not limited to, statements or expectations regarding:
(a)the anticipated effects from an increase in pricing of our AC products;
(b)the anticipated effects from an increase in costs of our AC products and related cost increases in supply and logistics;
(c)expected supply and demand for our AC products and services;
(d)increasing competition in the AC market;

(e)the ability to successfully integrate Legacy Arq's business;
(f)the ability to develop and utilize Legacy Arq’s products and technology;
(g)the ability to make Legacy Arq's products commercially viable;
(h)the expected future demand of Legacy Arq's products;
(i)future level of research and development activities;
(j)future plant capacity expansions and site development projects, including the GAC Facility;
(k)the effectiveness of our technologies and the benefits they provide;
(l)probability of any loss occurring with respect to certain guarantees made by Tinuum Group;
(m)the timing of awards of, and work and related testing under, our contracts and agreements and their value;
(n)the timing and amounts of or changes in future revenue, backlog, funding for our business and projects, margins, expenses, earnings, tax rates, cash flows, royalty payment obligations, working capital, liquidity and other financial and accounting measures;
(o)the amount of future capital expenditures needed to fund our business plan;
(p)awards of patents designed to protect our proprietary technologies both in the U.S. and other countries;
(q)the adoption and scope of regulations to control certain chemicals in drinking water and other environmental concerns;
(r)the impact of adverse global macroeconomic conditions, including rising interest rates, recession fears and inflationary pressures, and geopolitical events or conflicts;
(s)opportunities to effectively provide solutions to U.S. coal-related businesses to comply with regulations, improve efficiency, lower costs and maintain reliability;
(t)the impact of prices of competing power generation sources such as natural gas and renewable energy on demand for our products; and
(u)bank failures or other events affecting financial institutions.
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
(d)significant customers will continue to purchase consumables from us;
(e)we will be able to establish and retain key business relationships with current and other companies;
(f)orders we anticipate receiving will be received;
(g)we will be able to formulate new consumables that will be useful to, and accepted by, the markets;
(h)we will be able to effectively compete against others;
(i)we will be able to meet any technical requirements of projects we undertake; and
(j)existing environmental regulations such as MATS stay in place.
The forward-looking statements included in this Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, timing of new and pending regulations and any legal challenges to or extensions of compliance dates of them; the U.S. government’s failure to promulgate regulations that benefit our business; changes in laws and regulations, accounting rules, prices, economic conditions and market demand; impact of competition; availability, cost of and demand for alternative energy sources and other technologies; technical, start up and operational difficulties; competition within the industries in which the Company operates; our inability to commercialize our APT products on favorable terms; our inability to effectively and efficiently commercialize new products; changes in construction costs or availability of construction materials; our inability to effectively manage construction and startup of the Red River GAC Facility or Corbin Facility; our inability to obtain required financing or financing on terms that are favorable to us; our inability to ramp up our operations to effectively address recent and expected growth in our business; loss of key personnel; ongoing effects of the inflation and macroeconomic uncertainty, including from the ongoing pandemic and armed conflicts around the world, and such uncertainty's effect on market demand and input costs; availability of materials and equipment for our business; intellectual property infringement claims from third parties; pending litigation; as well as other factors relating to our business strategy, goals and expectations concerning the Arq Acquisition (including future operations, future performance or results); our ability to maintain relationships with customers, suppliers and others with whom it does business and meet supply requirements, or its results of operations and business generally; risks related to diverting management's attention from our ongoing business operations; the ability to meet Nasdaq's listing standards following the consummation of the Transaction; costs related to the Arq Acquisition; opportunities for additional sales of our activated carbon products and end-market diversification; the timing and scope of new and pending regulations and any legal challenges to or extensions of compliance dates of them; our ability to meet customer supply requirements; the rate of coal-fired power generation in the U.S., the timing and cost of capital expenditures and the resultant impact to our liquidity and cash flows as described in our filings with the SEC, with particular emphasis on the risk factor disclosures contained in those filings. You are cautioned not to place undue reliance on the forward-looking statements made in this Report and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Item 1A. Risk Factors
The following risks relate to us as of the date this Report is filed with the SEC. This list of risks is not intended to be exhaustive, but reflects what we believe are the material risks inherent in our business and the ownership of our securities as of the specified dates. A statement to the effect that the occurrence of a specified event may have a negative impact on our business, results of operations, profitability, financial condition, or the like, is intended to reflect the fact that such an event, if it occurs, would be likely to have a negative impact on your investment in Arq, but should not imply the likelihood of the occurrence of such specified event. The order in which the following risk factors are presented is not intended as an indication of the relative seriousness of any given risk.
Risks Related to Our Business
We may be unable to meet our projected construction timelines, costs and production ramp up for our capital upgrades at our Red River Plant, or we may experience difficulties in generating and maintaining demand for products manufactured there.
Our ability to increase production of GAC on a sustained basis is dependent on the construction and ramp of upgrades at our Red River Plant. The construction of and commencement and ramp of production at this facility are subject to a number of uncertainties inherent in all new manufacturing operations. These include ongoing liquidity requirements for funding the expansion of the facility, ongoing compliance with regulatory requirements, procurement and maintenance of construction materials and services, environmental and operational licenses and approvals for additional expansion, supply chain constraints, hiring, training and retention of qualified employees and the pace of bringing production equipment and processes online with the capability to manufacture high-quality GAC products at scale.
If we experience any issues or delays in meeting our projected timelines, costs, or production capacity for the upgrades at the Red River Plant, or generating and maintaining demand for the products we manufacture there, our business, prospects, operating results and financial condition may be harmed. The Company anticipates financing the timely completion of the upgrades to our Red River Plant funded with cash on hand, cash generation, ongoing cost reduction initiatives, potential customer prepayments for GAC contracts, and a planned refinancing and potential expansion of our term loan. If we are not able to secure additional financing, the project timeline for our Red River Plant expansion may be delayed beyond the end of 2024.
Our future financial results will suffer if we do not effectively manage our expanded operations following the Arq Acquisition.
Following the Arq Acquisition, the size of our business has increased. Our future results depend, in part, upon our ability to manage this expanded business, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurance that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the Arq Acquisition.
Manufacturing Legacy Arq's products and GAC products requires significant capital.
Legacy Arq was a development stage entity that to date has not generated any revenue. Legacy Arq has historically had operating losses and required multiple financing rounds to fund its business plan. We are currently spending significant capital to execute our business plan to manufacture Legacy Arq’s products as a feedstock for GAC products. A significant funding source is our cash on hand. We are targeting the end of 2024 for our first commercial production of Legacy Arq products and the end of 2024 for our first commercial production of GAC products. To meet these production timing goals, we will need to raise additional capital in 2024. We may not be successful in obtaining the required financing or, if financing is available to us, such financing may not be on terms that are favorable to us. The failure to obtain financing in 2024 in order to enable the Company to produce Legacy Arq products and GAC products by the end of 2024 could result in a delay in executing our business plan.
The Arq Acquisition is requiring significant technological changes in manufacturing that may adversely affect the market acceptance of Legacy Arq’s products.
We will be producing new products that we have not yet sold commercially. As such, production to date has not been at full throughput. Legacy Arq’s manufacturing technology has been extensively tested at scale, but continuous operations represent risks including an inability to achieve the scale-up efficiencies that have been assumed in our business plan. In turn, this could impact throughput in the Corbin Facility, which could lead to lower production and higher operating costs. There is also risk of delays that are product-specific. For example, we may not receive adequate customer acceptance or achieve acceptable performance given the specification differentiation between some of Legacy Arq’s products and the industry’s existing conventional products. These risks could have a material adverse effect on our business, operating results and financial condition.
There could be no future demand for Legacy Arq’s products.
Our initial use for Arq Powder is as a feedstock for AC, and although we believe current conditions are favorable as a result of excess demand versus supply, there can be no guarantee that this will continue. Drivers of demand include factors beyond our control such as population growth and GDP growth, amongst others. Any major global downturn could also materially negatively impact this demand. New AC supply is driven by new manufacturing sites being built, and we have little visibility on what additional manufacturing capacity other manufacturers may add in the future.
Our business plan and commercial success also assumes selling Arq Powder into new markets, including as an additive into the carbon black and asphalt markets. Although testing data and feedback from potential customers have been positive to date, there can be no assurance that these products will be commercially viable. As we attempt to develop and grow Arq Powder utilization worldwide, our success will depend on our ability to correctly forecast demand in these new markets. There is no assurance that we will be able to increase our business to meet targets globally, or that projections on which such targets are based will prove accurate, or that the pace of growth or coverage will meet customer expectations.
Disruptions at any of our facilities could negatively impact our ability to meet customer supply requirements due to damage to or insufficient production capacity of the Red River Plant and may have a material adverse effect on our business, results of operations and financial condition.
We own and operate the Red River Plant, which is our sole manufacturing plant for producing and selling AC products to our customers, and are completing construction and commissioning activities on the Corbin Facility. Our current and future ability to meet customer expectations, manage inventory, complete sales and achieve our objectives for operating efficiencies depends on the full-time operation of the Red River Plant, and the execution of our business plan depends on the completion of the Corbin Facility and the GAC expansion at the Red River Plant. We cannot replicate our manufacturing methods at another plant due to the limited availability of similar manufacturing plants, the additional costs incurred in supplying raw materials such as lignite to another plant, and the risk of revealing our confidential and proprietary technologies and manufacturing processes.
If we experience a disruption at these facilities, due to natural disasters, extreme weather, other unanticipated problems such as labor difficulties, pandemics (including the COVID-19 pandemic), equipment failure, cyberattacks or other cybersecurity incidents, capacity expansion difficulties or unscheduled maintenance, we would suffer a loss of inventory to supply customers, likely incur additional costs to deliver products to our customers, and disrupt the ordinary course of our business. In addition, if contractual demand exceeds manufacturing capacity, we would jeopardize our ability to fulfill obligations under our contracts, which could, in turn, result in reduced sales, profitability, contract penalties or terminations and damage to our customer relationships and could have a material adverse effect on our business. While we have insured our facilities against damage or destruction as well as for losses from business interruptions, there can be no assurance that any insurance coverage will be sufficient to cover any such losses.
Further, a prolonged disruption in our operations at the Red River Plant due to downtime or having to meet customer requirements that exceed our maximum manufacturing capacity would require us to seek alternative customer supply arrangements, which may not be on attractive terms to us or could lead to delays in distribution of products to our customers, either of which could have a material adverse effect on our business, results of operations and financial condition.
There can be no assurance that the Arq Acquisition will result in additional value for our stockholders.
There can be no assurance that the Arq Acquisition will provide greater value to our stockholders than that reflected in the current price of our common stock. As a result of the Arq Acquisition, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock, which may make it more difficult for us to attract and retain qualified personnel and business partners.

In connection with the Arq Acquisition, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could negatively affect our business, assets, liabilities, prospects, outlook, financial condition and results of operations.
Although we conducted extensive due diligence in connection with the Arq Acquisition, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Further, as a result of the Arq Acquisition, we may be required to take write-offs or write-downs, restructuring and impairment or other charges that could negatively affect our business, assets, liabilities, prospects, outlook, financial condition and results of operations.
The failure to successfully integrate the Legacy Arq businesses in the expected timeframe could adversely affect our future business and financial performance.
The combination of two independent companies is a complex, costly and time-consuming process. As a result, we have devoted significant management attention and resources to integrate Legacy Arq's business practices and operations. We may not be successful in integrating the operations of Legacy Arq or otherwise realizing the anticipated benefits of the Arq Acquisition. In addition, the integration of Legacy Arq may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships and diversion of management’s attention, and may cause our stock price to decline. The difficulties of combining the operations of the two companies include, among others:
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
•maintaining research and development technology momentum and leading customer technical collaboration progress;
•significant changes to current market conditions that may adversely affect the business plan;
•integrating IT, communications and other systems;
•changes in applicable laws and regulations;
•managing tax costs or inefficiencies associated with integrating Legacy Arq's operations;
•unforeseen expenses or delays associated with the Arq Acquisition; and
•taking actions that may be required in connection with obtaining regulatory approvals.
Many of these factors are outside of our control and any one of them could result in increased costs, decreased revenue and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of Legacy Arq are integrated successfully, we may not realize the full benefits from the Arq Acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated timeframe, or at all.

Specifically, the realization of the full benefits from the Arq Acquisition is dependent on our ability to construct expansions to existing facilities and to integrate Arq Powder on the projected timeline and within the projected budget. If these anticipated capital expenditures are delayed, whether as a result of unanticipated challenges in permitting, construction or economic conditions, the cost of such activities may increase and the timing of projected revenue may be impacted. Further, the costs of such construction activities may significantly exceed the budgeted costs. The costs of construction or other anticipated capital expenditures are subject to the effects of the current inflationary environment and we may not be able to successfully offset the effects of inflation.
The synergies attributable to the Arq Acquisition may vary from expectations.
We may fail to realize the anticipated benefits and synergies expected from the Arq Acquisition. Our success will depend, in significant part, on our ability to successfully integrate the Legacy Arq business and realize the anticipated strategic benefits and synergies. We believe that the combination of the two businesses will allow us to enter into more diversified, higher margin markets with our products. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the Arq Acquisition. These anticipated benefits and actual operating, technological, strategic and revenue opportunities may not be realized fully or at all, or may take longer to realize than expected. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Arq Acquisition within the anticipated timeframe or at all, our business, financial condition and operating results may be adversely impacted.
Strategic relationships upon which we rely on are subject to change, which may diminish our ability to conduct our operations.
Our ability to successfully produce Legacy Arq’s products and expand their utilization as intended depends on developing and maintaining close working relationships with industry participants. In addition, the dynamics of maintaining these relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to do. If these strategic relationships are not established or maintained, our business prospects may be limited, which could negatively impact our business and results of operations.
If we fail to develop or maintain an effective system of internal controls as we integrate Legacy Arq’s business operations and processes with ours, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.
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
Tinuum Group, LCC ("Tinuum Group"), of which we hold a 42.5% ownership interest, indemnifies certain utilities and lessees of RC facilities for particular risks associated with the operations and tax treatment of those facilities. We have provided limited, joint and several guarantees of Tinuum Group’s obligations under those leases. To date, we have not been required to make any payments under such guarantees and are not aware of any actual or threatened requests or claims for payment under such guarantees. Nevertheless, if any such obligations are triggered in the future, any substantial payments made under such guarantees could have a material adverse effect on our financial condition, results of operations and cash flows.
A pandemic, epidemic or outbreak of an infectious disease such as COVID-19 may materially adversely affect our business.
The global or national outbreak of an infectious disease, such as COVID-19, may cause disruptions to our business and operational plans, which may include (i) shortages of employees, (ii) inefficiencies, delays and additional costs in our manufacturing, sales and customer service efforts, (iii) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, to address an infectious disease, such as the COVID-19 pandemic, and (iv) restrictions that we impose, including facility shutdowns, to ensure the safety of employees and others. The COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. While it is not possible to predict their extent or duration, these disruptions may have a material adverse effect on our business, financial condition and results of operations.
Demand for our products and services depends significantly on environmental laws and regulations related to emissions. Uncertainty as to the future of such laws and regulations, changes to such laws and regulations or granting of extensions of compliance deadlines has had, and will likely continue to have, a material effect on our business.
A significant market driver for our existing products and services and those planned in the future are existing and expected environmental laws and regulations, particularly those addressing the reduction of mercury and other emissions from coal-fired electricity generating units and proposed regulation of PFAS and other pollutants. If such laws and regulations are delayed, or are not enacted or are repealed or amended to be less strict, or include prolonged phase-in periods, or are not enforced, our business would be adversely affected by declining demand for such products and services. For example:
1.The implementation of environmental regulations regarding certain pollution control and permitting requirements has been delayed from time to time due to various lawsuits. The uncertainty created by litigation and reconsideration of rule-making by the EPA has negatively impacted our business, results of operations and financial condition and will likely continue to do so.
2.To the extent federal, state and local legislation mandating that electric power generating companies serving a state or region purchase a minimum amount of power from renewable energy sources such as wind, hydroelectric, solar and geothermal, and such amount lessens demand for electricity from coal-fired plants, the demand for our products and services would likely decrease.
Federal, state and international laws or regulations addressing emissions from coal-fired electricity generating units, climate change or other actions to limit emissions, including public opposition to new coal-fired electricity generating units, has caused and could continue to cause electricity generators to transition from coal to other fuel and power sources, such as natural gas, nuclear, wind, hydroelectric and solar. The potential financial impact on us of future laws or regulations or public pressure will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws or regulations, the periods over which those laws or regulations are or will be phased in, the amount of public opposition and the state and cost of commercial development of related technologies and processes. In addition, public utility commissions may not allow utilities to charge consumers for, and pass on the cost of, emissions control technologies without federal or state mandates.
Our development operations at the Corbin Facility are subject to environmental permitting and regulations that can make operations expensive, or prohibit them altogether. We use coal waste as a feedstock to produce Arq Powder, and the majority of coal waste sites targeted by us for development contain potential environmental liabilities. Therefore, we may be subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products that could occur as a result of these development and production activities. Further, we cannot reasonably predict the impact that any such future laws or regulations or public opposition may have on our results of operations, financial condition or cash flows.
With the Arq Acquisition, we are subject to additional significant governmental regulations, which may negatively impact our operations and costs of conducting business.
The Corbin Facility's operations are governed by extensive laws and regulations, including:
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
Our operating performance is largely dependent upon demand for mercury removal-related product, which is largely affected by the amount of coal-based power generation used in the U.S. and the continued regulation of utilities under MATS. In May 2020, the EPA reconsidered and withdrew its 2016 "supplemental finding" associated with the cost benefit analysis of the MATS Rule. In this action, the EPA found that it was not "appropriate and necessary" to regulate Hazardous Air Pollutants ("HAP") emissions from coal- and oil-fired Electric Utility Steam Generating Units ("EGUs"). However, the EPA expressly stated that the reconsideration neither removed coal- and oil-fired EGUs from the list of sources that must comply with the MATS rule, nor rescinded the MATS Rule, which has remained continuously in effect. On February 9, 2022, the EPA published a new proposed rule revoking the May 2020 withdrawal of the 2016 supplemental finding and affirming that it is "appropriate and necessary" to regulate HAP emissions from coal- and oil-fired EGUs. On February 15, 2023, the EPA issued a final rule revoking the May 2020 reconsideration and affirming that it is "appropriate and necessary" to regulate HAP emissions from coal- and oil-fired EGUs. On April 3, 2023, the EPA issued a proposed update to MATS that amongst other potential modifications, proposed a reduction to the mercury emission limits for lignite coal-fired EGUs. Any final action taken by the EPA related to MATS that decreases demand for our products for mercury removal will have a negative effect on our financial results. The timing and content of the proposed updates to the rule are unknown.
The failure of tariffs placed on U.S. imports of Chinese AC to adequately address the impact of low-priced imports from China could have a material adverse effect on the competitiveness and financial performance of our business.
Our business faces competition in the U.S. from low-priced imports of AC products. If the volumes of these low-priced imports increase, especially if they are sold at less than fair value, our sales of competing products could decline, which could have an adverse effect our earnings. In addition, sales of these low-priced imports may negatively impact our pricing. To limit these activities, regulators in the U.S. have enacted an anti-dumping duty order on steam AC products from China. In November 2023, the order was extended for an additional five years. The amount of anti-dumping duties collected on imports of steam AC from China is reviewed annually by the U.S. Department of Commerce. To the extent the anti-dumping margins do not adequately address the degree to which imports are unfairly traded, the anti-dumping order may be less effective in reducing the volume of these low-priced AC imports in the U.S., which could negatively affect demand and/or pricing for our products.
The market for consumables and other products that provide pollutant reduction is highly competitive, and some of our competitors are significantly larger and more established than we are, which could adversely impede our growth opportunities and financial results.
We operate in a highly competitive marketplace. Our ability to compete successfully depends in part upon our ability to maintain a production cost advantage, competitive technological capabilities and to continue to identify, develop and commercialize new and innovative products for existing and future customers. We may face increased competition from existing or newly developed products offered by industry competitors or other companies whose products offer a similar functionality as our products and could be substituted for our products, which may negatively affect demand for our products. In addition, market competition could negatively impact our ability to maintain or raise prices or maintain or grow our market position. Additionally, our competitors are significantly larger and/or more established companies in the market for consumables and other products that provide mercury emissions reduction, water treatment and air purification.
Reduction of coal consumption by North American electricity power generators could result in less demand for our products and services. If utilities significantly reduce the number of coal-fired electricity generating units or the amount of coal burned without a corresponding increase in the services required at the remaining units, this could reduce our revenue and materially and adversely affect our business, financial condition and results of operations.
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
Natural gas-fueled generation and renewable energy generation have displaced and may continue to displace coal-fueled generation, particularly from older, less efficient coal-powered generators. We expect that a significant amount of the new power generation necessary to meet increasing demand for electricity generation will be fueled by these sources. The price of natural gas has remained relatively competitive for power generation and the use of natural gas is perceived as having a lower environmental impact than burning coal. Natural gas-fired plants are cheaper to construct, and permits to construct these plants are easier to obtain, and ongoing costs of natural gas-fired plants associated with meeting environmental compliance are lower. Possible advances in technologies and incentives, such as tax credits that enhance the economics of renewable energy sources, could make those sources more competitive than coal. Any reduction in the amount of coal consumed by domestic electricity power generators, whether as a result of new power plants utilizing alternative energy sources or as a result of technological advances, could reduce the demand for our current products and services, thereby reducing our revenue and materially and adversely affecting our business and results of operations.
Additionally, long-term changes in environmental regulation that threaten or preclude the use of coal or other fossil fuels as a primary fuel source for electricity production may result in the reduction or closure of a significant number of coal-fired electric generating units, and may adversely affect our business, financial condition and results of operations.
The loss of, or significant reduction in, revenue from our largest customers could adversely affect our business, financial condition or results of operations.
For 2023, we derived approximately 48% of our total consumable revenue from our five largest customers. Our top three customers accounted for approximately 37% of our total consumable revenue for 2023. If any of our five largest customers were to significantly reduce the quantities of consumables they purchase from us, it may adversely affect our business, financial condition and results of operations.
Uncertain geopolitical conditions could adversely affect our business.
Uncertain geopolitical conditions, including the conflicts in the Middle East, the invasion of Ukraine, sanctions against Russia and other potential impacts on the world economy and currencies may cause disruptions in our business. These include logistics delays or shortages in producing and shipping certain of our raw materials, increases in energy prices that could increase costs of certain of our raw materials, increases in transportation costs from overall higher gasoline prices and cyber-attacks targeted at U.S. power infrastructure that could impact demand for our products.
Disruptions of supply chains may affect volatility in price and availability of raw materials.
The continuation of geopolitical conflicts in 2023 has continued to disrupt supply chains, resulting in cost increases for commodities, goods and services in many parts of the world. Disruptions of supply chains and higher costs may continue into 2024 and beyond. The economic effects from these events over longer terms could negatively impact our business and results of operations.
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
We currently plan to transport our Arq Powder based filter cake produced at the Corbin Facility ("Wet Cake") to the Red River Plant by rail and truck. We may experience roadway or railway transportation disruptions that could have a material adverse effect on our operations or financial condition. There can be no assurance that we will be able to secure sufficient truck or railway transport capacity to transport raw materials from the Corbin Facility to the Red River Plant. Further, in the event of railway transport shortages, there can be no assurance that road transportation will be able to satisfy the shortfall. Potential transportation classifications of raw materials may require permitting, and special care and handling to transport such materials. In addition, any material increase in transportation costs could have a negative effect on the competitiveness of our future products, which may in turn have a material adverse effect on our business and results of operations.

We face operational risks inherent in mining operations, and our mining operations have the potential to cause safety issues, including those that could result in significant personal injury.
We own the Five Forks Mine, a lignite coal mine located in Louisiana, which is operated for us by a third party. Mining operations by their nature involve a high level of uncertainty and are often affected by risks and hazards outside of our control. At the Five Forks Mine, the risks are primarily operational risks associated with the maintenance and operation of the heavy equipment required to dig and haul the lignite and risks relating to producing lower than expected lignite quality or recovery rates. Additionally, the cost of inputs in our mining operation, most notably fuel cost, can create operational risks. The failure to adequately manage these risks could result in significant personal injury, loss of life, damage to mineral properties, production facilities or mining equipment, damage to the environment, delays in or reduced production and potential legal liabilities.
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
Our ability to bring new products to the market will depend on various factors, including, but not limited to, solving potential technical or manufacturing difficulties, competition and market acceptance, which may hinder the timeliness and cost to bring such products to production. Further, there can be no assurance that costs incurred to develop new products will result in an increase in revenue. These factors or delays could affect our future operating results.
Natural disasters or extreme weather could affect our operations and financial results.
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
Failure to effectively monitor and respond to environmental, social or governance (“ESG”) matters, including our ability to set and meet reasonable goals related to climate change and sustainability efforts, may negatively affect our business and operations.
Regulatory developments and stakeholder expectations relating to ESG matters are rapidly changing. Concern over climate change has increased focus on the sustainability of practices and products in the markets we serve, and changes to laws and regulations regarding climate change mitigation may result in increased costs and disruption to operations. Moreover, the standards by which ESG matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. If we are unable to recognize and respond to such developments, or if our existing practices and procedures are not adequate to meet new regulatory requirements, we may miss corporate opportunities, become subject to regulatory scrutiny or third-party claims, or incur costs to revise operations to meet new standards.

In 2024, we plan to publish our first corporate responsibility and sustainability tear sheet to address the impact of our operations on climate change and discuss material social, governance and environmental issues and our goals related to the same. Any failure or perceived failure to achieve our sustainability goals or to act responsibly with respect to such matters may negatively impact our operations and/or financial condition. While we monitor a broad range of ESG issues, there can be no assurance that we will manage such issues successfully, or that we will successfully meet the expectations of our stakeholders, consumers and employees.
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
Techniques used to obtain unauthorized access to or sabotage systems change frequently and often are not recognized until after they are launched against a target, and we may be unable to anticipate these techniques or to implement adequate preventative measures. A breach of our IT systems and security measures or those of our third party partners as a result of third party action, malware, employee error, malfeasance or otherwise could materially adversely impact our business and results of operations and expose us to customer, supplier and other third party liabilities.
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
The process of identifying customer needs and developing and enhancing products, services and solutions for our customer markets is complex, costly and uncertain. Any failure by us to identify and anticipate changing needs, emerging trends and new regulations could significantly harm our future market share and results of operations.
Risk related to tax matters
Our ability to utilize our tax assets to offset future income tax liability could be limited from an "ownership change."
In general, under IRC Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, ("IRC') a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs") and tax credits to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders (as defined in IRC Section 382), applying certain look-through rules) increases by more than 50 percentage points during the testing period (generally a three-year lookback period). An entity that experiences an ownership change generally is subject to an annual limitation on its pre-ownership change tax asset carryforwards. The annual limitation is increased each year to the extent that there is an unused limitation in a prior year.
We acquired certain tax assets (the "Legacy Arq Tax Assets") in the Arq Acquisition, totaling approximately $12.5 million. The Legacy Arq Tax Assets are comprised of NOL carryforwards, of which $8.8 million were incurred in the U.S. Further, as of December 31, 2023, we had approximately $86.1 million of general business credit carryforwards (the "Tax Credits"), totaling approximately 77% of consolidated tax assets. Under the IRC and regulations promulgated by the U.S. Treasury Department and the IRS, we may carry forward or otherwise utilize our NOLs and Tax Credits (collectively, "Tax Assets") in certain circumstances to offset current and future federal income tax liabilities, subject to certain requirements and restrictions. However, our ability to use our Tax Assets to offset future federal income tax liability is limited if Legacy Arq or Arq, or both, experience an "ownership change" as discussed above. To the extent that the Tax Assets do not otherwise become limited, we believe that we will have available a significant amount of Tax Assets in future years, and therefore the Tax Assets could be a substantial asset to us.
In connection with the Arq Acquisition and PIPE Investment, we issued additional shares of our common stock. We performed an IRC Section 382 analysis as of the Acquisition Date and determined that we had not experienced an "ownership change" as of that date. If we were to experience an "ownership change," it is possible that a significant portion of our Tax Assets could expire before we would be able to use them to offset future federal income tax liability.
Prior to the Acquisition Date, Legacy Arq completed numerous equity offerings that resulted in ownership changes. We have not completed a formal IRC Section 382 analysis of Legacy Arq equity changes from its inception through the Acquisition Date, however, we believe that one or more "ownership changes" occurred during this time period as defined under Sections 382 and 383 and that a portion or all the Legacy Arq Tax Assets may subject to an annual limitation.
To mitigate the risk of an "ownership change," on May 5, 2017, our board of directors (the "Board") approved the Tax Asset Protection Plan (the "TAPP") and declared a dividend of one preferred share purchase right (each, a "Right") for each outstanding share of our common stock. The TAPP was adopted in an effort to protect stockholder value by attempting to diminish the risk that our ability to use the ADES Tax Credits to reduce potential future federal income tax obligations may become substantially limited (the "Protection Plan"). During the years 2018-2023, we executed amendments to the TAPP (the "TAPP Amendments"), which amended the definition of "Final Expiration Date" under the TAPP to extend the duration of the TAPP and makes associated changes in connection therewith. The most recent TAPP Amendment was approved at our 2023 annual meeting of stockholders and extended the Final Expiration Date to the close of business on December 31, 2024.
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

In connection with the Arq Acquisition and PIPE Investment, we granted a waiver under the TAPP for certain shareholders to acquire more shares of our stock in the future, provided that such acquisition is not expected to, and does not, effect an "ownership change" under IRC Sections 382 and 383. Despite the TAPP, our projections of what will effect an ownership change could be wrong, and with a waiver in place for certain shareholders, there is a risk that we experience an ownership change for purposes of IRC Sections 382 and 383 because of future acquisitions of our common stock.
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
From January 1, 2023 to December 31, 2023, the closing price of our common stock ranged from $1.25 to $3.66 per share. Stock price volatility over a given period may cause the average price at which we repurchase shares of our common stock to exceed the stock’s price at a given point in time. We believe our stock price should reflect expectations of future growth and profitability. Future dividends are subject to declaration by the Board, and under our current stock repurchase program, we are not obligated to acquire any specific number of shares. If we fail to meet expectations related to future growth, profitability, dividends, stock repurchases or other market expectations, our stock price may decline significantly, which could have a material adverse impact on our ability to obtain additional capital and erode investor confidence, which could further reduce the liquidity of our common stock. We do not expect to repurchase additional shares of our common stock in the near term.
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
Some institutional investors have recently adopted ESG investing guidelines that may prevent them from increasing or taking new stakes with companies with exposure to fossil fuels. Additional institutional investors may adopt similar ESG investment guidelines. This could limit both the demand for owning our common stock and/or our access to capital. If such capital is desired, we cannot assure you that we will be able to obtain any additional equity or debt financing on terms that are acceptable to us. Given these emerging trends, liquidity in our common stock and our stock price may be negatively impacted.
We require additional funding for our growth plans, and such funding may require us to issue additional shares of our common stock resulting in a dilution of your investment.
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
Certain Legacy Arq shareholders and participants in the PIPE Investment hold a significant portion of the voting power of our common stock.
Certain Legacy Arq shareholders and participants in the PIPE Investment hold a significant percentage of our outstanding common stock, and such persons, acting individually or together, could have the ability to exert a substantial influence on actions requiring a stockholder vote. The influence of these significant stockholders may be used in a manner that other stockholders may not support. Any such concentration of ownership may have the effect of delaying certain corporate actions, and may consequently impact the ability of other stockholders to influence the management and policies of the Company.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Definitions
•Cybersecurity incident means an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through a registrant's information systems that jeopardizes the confidentiality, integrity, or availability of a registrant's information systems or any information residing therein.
•Cybersecurity threat means any potential unauthorized occurrence on or conducted through a registrant's information systems that may result in adverse effects on the confidentiality, integrity, or availability of a registrant's information systems or any information residing therein.
•Information systems means electronic information resources, owned, or used by the registrant, including physical or virtual infrastructure controlled by such information resources, or components thereof, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of the registrant's information to maintain or support the registrant's operations.

Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We engage third parties in connection with our risk assessment processes. We require each third-party service provider to adhere to our internal security policies and certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company. These service providers are primarily overseen by our Vice President of Information Technology ("VP of IT") and assist us in monitoring and testing our safeguards, including execution of external penetration testing and ongoing real time vulnerability assessments through our extended detection and response processes to identify cybersecurity threats. We conduct risk assessments in the event of a material change in our business processes that may affect information systems that are vulnerable to such cybersecurity threats through our normal change control processes. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote resources and personnel, including our VP of IT, who reports to our VP of Finance, to manage the risk assessment and mitigation process.
As part of our overall risk management, we monitor and test our safeguards and train our employees on the importance of these safeguards. We maintain a formal information security awareness training program for all employees that includes training on matters such as phishing, email security best practices and data protection. Employees also receive random phishing tests at regular intervals to further assess and mitigate overall risk.
We maintain a cybersecurity incident response plan to help ensure a timely, consistent and compliant response to actual or attempted cybersecurity incidents impacting the Company. The Response Plan includes (1) detection, (2) analysis, which may include timely notice to our management and audit committee chair, (3) containment, (4) eradication, (5) recovery and (6) post-incident review. We also maintain cybersecurity insurance to manage potential liabilities resulting from specific cybersecurity incidents. It is important to note that although we maintain cybersecurity insurance, there can be no guarantee that our insurance coverage limits will protect us against any future claims or that such insurance proceeds will be paid to us in a timely manner.
To date there have been no cybersecurity incidents that have materially affected the Company or its operations. Despite security measures we have implemented, there is always the risk that certain cybersecurity incidents could materially disrupt operational systems limiting our ability to manufacture and deliver products to customers.
Governance
Our VP of IT has approximately five years of experience in cybersecurity and oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our VP of IT is primarily responsible for assessing and managing our material risks from cybersecurity threats, including monitoring and assessing strategic risk exposure.
While management is responsible for the day-to-day management of cybersecurity policies and procedures, our audit committee is tasked with oversight of our risk management process, which includes risks from cybersecurity threats. The processes by which our audit committee is informed about and monitors the Company’s strategy regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the following:
Our VP of IT provides quarterly briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, emerging threats and updates, cybersecurity systems testing, activities of third parties, and the like. Our audit committee and VP of IT provide regular updates to the board of directors on such reports. In the event of an actual cybersecurity threat or incident, management is notified in accordance with the cybersecurity response plan above.

Item 2. Properties
Office and Facilities
We own or lease land and facilities in the following States:
Colorado - We lease approximately 24,000 square feet for our corporate headquarters and primary research and development laboratory.
Louisiana - We own the Red River Plant, which is located on approximately 61 acres. We also lease approximately 141,000 square feet in various locations that is used for production, distribution and storage.
Kentucky - We lease approximately 470 acres in Corbin, Kentucky where we operate the Corbin Facility.
Mining
As of December 31, 2023, we owned or controlled, primarily through long-term leases, approximately 1,975 acres of coal land for surface mining located in Natchitoches Parish, Louisiana ("Five Forks"). The majority of the Five Forks land is leased for mineral rights and right-of-use purposes that expire at varying dates over the next 30 years and contain options to renew. The remaining land is owned by us.
We also have approximately 380 acres of land containing bituminous coal waste at the Corbin Facility for recovery of bituminous coal fines, which is leased through August 31, 2025 and contains options to renew for successive five year terms until all merchantable fines are removed from the premises. Based on current operating assumptions, we intend to renew this lease for an additional five-year term.
Based on the materiality and the vertically-integrated company guidelines contained in Regulation S-K of the Securities Act and the Exchange Act, we have concluded that no additional disclosures related to our mining operations are required under this Item.
Item 3. Legal Proceedings
From time to time, we are involved in various litigation matters arising in the ordinary course of our business. Information with respect to this item may be found in Note 8 "Commitments and Contingencies" to the Consolidated Financial Statements included in Item 8 of this Report.
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
Effective February 1, 2024, our common stock is quoted on the Nasdaq Global Market under the symbol "ARQ." Prior to that, our common stock was quoted on the Nasdaq Global Market under the symbol "ADES." The trading volume for our common stock is relatively limited. There is no assurance that an active trading market will provide adequate liquidity for our existing stockholders or for persons who may acquire our common stock in the future.
Dividends
Our most recent dividend payment was in March 2020. We do not intend to declare or pay cash dividends in the foreseeable future.
Holders
The Company had 875 holders of record of our common stock as of March 5, 2024. The number of holders of record of our common stock is based upon the actual number of holders registered on the books of the Company as of such date and does not include holders of shares that are held in street name by brokers or other nominees.
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
On February 1, 2023, we entered into subscription agreements with certain persons (the "Subscribers"), which included existing shareholders of Arq Ltd., three of which were appointed to our Board of Directors, pursuant to which the Subscribers subscribed for and purchased 3,842,315 shares of our Common Stock for an aggregate purchase price of $15.4 million and at a price per share of $4.00 (such transaction, the "PIPE Investment").
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
The securities issued to the Subscribers and Mr. Rasmus under the PIPE Investment and the Subscription Agreement, respectively, were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D, which is promulgated thereunder, and Regulations S of the Securities Act. We are relying on this exemption from registration based in part on representations made by each of the Subscribers and Mr. Rasmus under their respective subscription agreements. The sale of the securities pursuant to the PIPE Investment has been subsequently registered under the Securities Act on Registration No. 333-276375, which was declared effective on January 31, 2024. The sale of the securities pursuant to the Subscription Agreement (the "Subscriber Shares") has not been registered under the Securities Act or any state securities laws. The Subscriber Shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchases
We maintain a program to repurchase up to $20.0 million of shares of our common stock under a stock repurchase program (the "Stock Repurchase Program") through open market transactions at prevailing market prices, of which $7.0 million remained available at December 31, 2023. No purchases were made during the three months ended December 31, 2023. It is unlikely for the foreseeable future that we will resume repurchasing shares of our common stock under the Stock Repurchase Program.
Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the fourth quarter of 2023 to satisfy their respective tax obligations related to stock-based awards.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 to October 31, 2023	—	—	N/A	N/A
November 1, 2023 to November 30, 2023	—	$—	N/A	N/A
December 1, 2023 to December 31, 2023	7,969	$2.71	N/A	N/A
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are an environmental technology company and are principally engaged in the sale of consumable air and water treatment solutions primarily based on AC. Our proprietary AC products enable customers to reduce air, soil, and water contaminants, including mercury, PFAS and other pollutants, to help our customers maximize utilization effectiveness and to improve operating efficiencies to meet the challenges of existing and pending air quality, soil, and water regulations. We manufacture and sell AC and other chemicals used to capture and remove contaminants for coal-fired power generation, industrial and water treatment markets, which we collectively refer to as the advanced purification technologies or "APT" market.
Our primary products are comprised of AC, which is produced from a variety of carbonaceous raw materials. Our AC products include both PAC and GAC. Additionally, we own the Five Forks Mine, a lignite mine that currently supplies the primary raw material for the manufacturing of our products.
In February 2023, we acquired 100% of the equity of the subsidiaries of Arq Limited (hereafter the Arq Limited subsidiaries referred to as "Legacy Arq", and the acquisition itself referred to as the "Arq Acquisition") to secure access to a feedstock, a manufacturing facility and certain patented processes as a means to manufacture additional GAC products for sale into the APT and other markets. With the Arq Acquisition, we now control bituminous coal waste reserves and own a manufacturing facility, both located in Corbin, Kentucky (the "Corbin Facility"), and a process to recover and purify the bituminous coal fines for sale or further conversion to GAC products. Under this manufacturing process, we convert coal waste into a purified, microfine carbon powder known as Arq powderTM ("Arq Powder"). We expect to begin using Arq Powder as a feedstock to begin manufacturing GAC products by the end of 2024 to begin using Arq Powder as a feedstock to produce high-quality GAC products for sale in the APT and other markets.
We believe Arq Powder has additional potential for us to access new markets and applications. We expect to secure customer interest in Arq Powder as an additive into other markets, such as components for asphalt. These products utilizing Arq Powder are expected to have a lower carbon footprint compared to similar products utilizing conventional materials. These applications are currently in various stages of proof of concept testing or preliminary customer testing.
In February 2024, as part of a larger rebranding, the Company changed its name to Arq, Inc., and on February 1, 2024, our common stock commenced trading under the ticker symbol, "ARQ".
Drivers of Demand and Key Factors Affecting Profitability
Drivers of demand and current key factors affecting our profitability are sales of our AC products to the APT market. Our operating results are influenced by: (1) changes in our manufacturing production and sales volumes; (2) changes in price and product mix; (3) changes in coal-fired dispatch and electricity power generation sources and (4) changes in demand for contaminant removal within water treatment facilities.
Components of Revenue, Expenses and Equity Method Investees
The following briefly describes the components of revenue and expenses as presented in the Consolidated Statements of Operations. Descriptions of the revenue recognition policies are included in Note 1 to the Consolidated Financial Statements included in Item 8 of this Report.
Revenue and cost of revenue
Consumables
Our revenue is comprised of the sale of AC products and other chemical-based technology products in the APT market, as well as the sale of other AC products to our largest customer, who services other diverse markets.
Consumables cost of revenue
Consumables cost of revenue is comprised of all labor, fringe benefits, subcontract labor, additive and coal costs, materials, equipment, supplies, travel costs and any other costs and expenses directly related to the cost of production of consumables.

License royalties payable to Tinuum Group
In December 2022, the Company and Tinuum Group entered into an agreement (the "Tinuum Group Royalty Agreement") whereby we pay Tinuum Group a royalty (the "Tinuum Group Royalty") for certain of our sales of M-ProveTM products after the expiration of the tax credit program under IRC Section 45 ("Section 45 Tax Credit Program") (beginning January 1, 2022) to certain of the M-45 Facilities. The Tinuum Group Royalty is calculated based on "Net Profit" (as defined in the Tinuum Royalty Agreement) on our sales of M-ProveTM product to certain of the M-45 Facilities. The Tinuum Group Royalty Agreement is for an initial term of five years with automatic renewals of five years unless we and Tinuum Group agree to terminate it. The Tinuum Group Royalty is included in Consumables cost of revenue.
Other Operating Expenses
Payroll and benefits
Payroll and benefits costs include payroll costs, payroll related fringe benefits and stock based compensation expense of research and development, sales and administrative personnel, but exclude such costs related to direct labor that are included in Cost of revenue.
Legal and professional fees
Legal and professional costs include external legal, audit and consulting expenses.
General and administrative
General and administrative costs include director fees and expenses, bad debt expense, research and development expense and other general costs of conducting business. Research and development costs provided by third parties, net of reimbursements from cost-sharing arrangements, are charged to expense in the period incurred and are reported in the General and administrative line item in the Consolidated Statements of Operations.
Depreciation, amortization, depletion and accretion
Depreciation and amortization expense consists of depreciation expense related to property, plant and equipment and the amortization of long-lived intangible assets. Depletion and accretion expense consists of depletion expense related to the depletion of mine development costs and the accretion of mine reclamation liabilities.
Other Income (Expense), net
Earnings from equity method investments
Earnings from equity method investments represent our share of earnings (losses) related to equity method investments, and in 2023, primarily from Tinuum Group. Through December 31, 2021, we had substantial earnings from Tinuum Group and Tinuum Services, LLC ("Tinuum Services"). With the expiration of the tax credit program under IRC Section 45 afforded to producers of refined coal as of December 31, 2021, both Tinuum Group and Tinuum Services commenced winding down their operations related to the Section 45 tax credit program, although we have recognized earnings in both 2022 and 2023 related to residual cash distributions received.
Other income (expense)
The remaining components of other income (expense) include interest income, interest expense and other miscellaneous items.
Results of Operations
Presentation of Financial Results
For comparison purposes, the following tables set forth our results of operations for the years presented in the Consolidated Financial Statements included in Item 8 of this Report. The year-to-year comparison of financial results is not necessarily indicative of financial results that may be achieved in future years. Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, disclosed in Item 7 of Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Year ended December 31, 2023 Compared to Year ended December 31, 2022
Total Revenue and Cost of Revenue
A summary of the components of revenue and cost of revenue for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,		Change
(Amounts in thousands except percentages)	2023	2022	($)	(%)
Revenue:
Consumables	$99,183	$102,987	$(3,804)	(4)%
Total revenue	$99,183	$102,987	$(3,804)	(4)%

Consumables cost of revenue, exclusive of depreciation and amortization	$67,323	$80,465	$(13,142)	(16)%
Consumables revenue and consumables cost of revenue
For the years ended December 31, 2023 and 2022, consumables revenue decreased year over year primarily driven by lower volumes sold, which comprised $20.0 million of the total change. Product volumes decreased among power generation customers, primarily due to lower natural gas prices compared to 2022, which contributed to decreased utilization of coal-fired generation and decreased demand for our products. Partially offsetting the decrease was an increase due to improved pricing for our products of approximately $10.6 million, $4.7 million of revenue recognized from the settlement of certain contracts with customers containing minimum quantity purchases ("MQ Contacts") and the impact of favorable product mix of approximately $0.7 million.
Consumables gross margin, exclusive of depreciation and amortization, increased for the year ended December 31, 2023 compared to 2022. Driving the increase in gross margin were the impact of the MQ contracts and decreased cost of our feedstock and additives, primarily as a result of decreased production volumes during 2023. Our consumables gross margin was negatively impacted by a decrease in volumes sold.
Consumables revenue continues to be affected by electricity demand, driven by seasonal weather and related power generation needs, as well as competitor prices related to alternative power generation sources such as natural gas and renewables.
Other Operating Expenses
A summary of the components of our operating expenses, exclusive of cost of revenue items (presented above), for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,		Change
(in thousands, except percentages)	2023	2022	($)	(%)
Operating expenses:
Payroll and benefits	$15,154	$10,540	$4,614	44%
Legal and professional fees	9,588	9,455	133	1%
General and administrative	12,641	8,145	4,496	55%
Depreciation, amortization, depletion and accretion	10,543	6,416	4,127	64%
Gain on sale of Marshall Mine, LLC	(2,695)	—	(2,695)	*
Other	(36)	34	(70)	(206)%
	$45,195	$34,590	$10,605	31%
* Calculation not meaningful
Payroll and benefits
Payroll and benefits expenses increased year over year primarily due to the addition of Legacy Arq employees, which increased expenses by $4.9 million for the year, of which $1.1 million related to severance expense of former executives of Legacy Arq. In addition, for the year ended December 31, 2023, we incurred severance related costs of $1.7 million associated with the termination of three executive employees. These increases were partially offset by a decrease in incentive compensation related to non-Legacy Arq employees for the year ended December 31, 2023 of $1.3 million compared to the corresponding period in 2022. An additional decrease in payroll and benefits was due to retention bonuses with our executive officers and certain other key employees of $1.2 million, which were paid in full in January 2023.
Legal and professional fees
Legal and professional fees remained flat year over year.
General and administrative
General and administrative expenses increased for the year ended December 31, 2023 compared to the corresponding period in 2022 as a result of $2.5 million of expenses incurred on behalf of Legacy Arq, which included $1.2 million from rent and occupancy expense from additional leased space. Additional increases period over period of approximately $2.0 million were due to increases in insurance, research and development, travel, recruiting and other outside labor, and director compensation as three new directors were added to the board in connection with the Arq Acquisition.
Depreciation, amortization, depletion and accretion
Depreciation and amortization expense increased for the year ended December 31, 2023 compared to the corresponding period in 2022 primarily due to depreciation and amortization of approximately $2.8 million from the addition of long-lived assets and intangible assets acquired in the Arq Acquisition. Also contributing to the increase was an increase in Depreciation and amortization expense due to higher production volumes compared to sales volumes which resulted in $1.0 million additional absorption of depreciation in inventory.
Gain on sale of Marshall Mine, LLC
As discussed above, for the year ended December 31, 2023, we recognized a gain of $2.7 million on the sale of Marshall Mine, LLC.
Other Income (Expense), net
A summary of the components of our other income (expense), net for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,		Change
(Amounts in thousands, except percentages)	2023	2022	($)	(%)
Other income, net:
Earnings from equity method investments	$1,623	$3,541	$(1,918)	(54)%
Interest expense	(3,014)	(336)	(2,678)	797%
Other	2,630	155	2,475	1,597%
Total other income, net	$1,239	$3,360	$(2,121)	(63)%
Earnings from equity method investments
The following table presents the equity method earnings by investee for the years ended December 31, 2023 and 2022:

	Years Ended December 31,		Change
(in thousands)	2023	2022	($)	(%)
Earnings from Tinuum Group	$1,148	$3,455	$(2,307)	(67)%
Earnings from Tinuum Services	475	85	390	459%
Earnings from other	—	1	(1)	(100)%
Earnings from equity method investments	$1,623	$3,541	$(1,918)	(54)%

Earnings from equity method investments for the year ended December 31, 2023 and 2022 represented cash distributions received from Tinuum Group and Tinuum Services. The decrease was primarily due to Tinuum Group and Tinuum Services continuing to wind down their operations in 2023.
Interest expense
Interest expense increased for the year ended December 31, 2023 compared to the corresponding period in 2022 primarily due to interest expense of $2.0 million related to the $10 million CFG Loan and interest expense of $0.5 million incurred for the same period related to the $10 million CTB Loan assumed by us in the Arq Acquisition.
Other
The increase in Other is primarily driven by interest income of $1.8 million generated from the use of cash sweep accounts in 2023.
Income tax expense
For the year ended December 31, 2023, our reported income tax expense was $0.2 million and was based on an effective rate of (1)%. The difference between our reported income tax expense and the expected federal benefit, as a result of pretax loss recognized for the year ended December 31, 2023, was primarily due to permanent differences related to acquisition-related costs, an increase in the valuation allowance on our deferred tax assets and stock-based compensation.
For the year ended December 31, 2022, our reported income tax expense was $0.2 million and was based on an effective rate of (2)%. The difference between our reported income tax expense and the expected federal benefit, as a result of pretax loss recognized for the year ended December 31, 2023, was primarily due to permanent differences related to acquisition-related costs and an increase in the valuation allowance on our deferred tax assets.
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
As of December 31, 2023, we concluded it is more likely than not we will not generate sufficient taxable income within the allowable carryforward periods to realize any of our net deferred tax assets, and fully reserved for such assets as of December 31, 2023. In reaching this conclusion, we primarily considered forecasts of future taxable losses. As of December 31, 2023 and 2022, we had a valuation allowance of $98.8 million and $88.3 million, respectively, on our deferred tax assets.
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
Tax Assets
Through December 31, 2021, we earned substantial tax credits under the Section 45 tax credit program, which expired on December 31, 2021. As of December 31, 2023, we had approximately $86.1 million in Section 45 tax credit carryforwards.

In the hypothetical event of an "ownership change," as defined by IRC Sections 382, utilization of general business credits ("Tax Credits") generated prior to the change would be subject to an annual limitation imposed by IRC Section 383 for Tax Credits. In connection with the Arq Acquisition and PIPE Investment, we issued additional shares of our common stock. We performed an IRC Section 382 analysis as of the Acquisition Date and determined that we had not experienced an ownership change as of that date.
Prior to the Acquisition Date, Legacy Arq completed numerous equity offerings that resulted in ownership changes. We have not completed a formal IRC Section 382 analysis of Legacy Arq equity changes from its inception through the Acquisition Date, however, we believe that one or more "ownership changes" occurred during this time period as defined under Sections 382 and 383 and that a portion or all the Legacy Arq Tax Assets may subject to an annual limitation.

Non-GAAP Financial Measures
To supplement our financial information presented in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), we provide certain supplemental financial measures, including EBITDA and Adjusted EBITDA, which are measurements that are not calculated in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and Adjusted EBITDA is defined as EBITDA reduced by the non-cash impact of equity earnings from equity method investments and gain on sale of the Marshall Mine, increased by cash distributions from equity method investments, loss on early settlement of a long-term receivable and loss on change in estimate, asset retirement obligations. EBITDA and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. See below for a reconciliation from Net income, the nearest GAAP financial measure, to EBITDA and Adjusted EBITDA.
We believe that the EBITDA and Adjusted EBITDA measures are less susceptible to variances that affect the Company's operating performance. We include these non-GAAP measures because management uses them in the evaluation of our operating performance, and believe they help to facilitate comparison of operating results between periods. We believe the non-GAAP measures provide useful information to both management and users of the financial statements by excluding certain expenses, gains, and losses which can vary widely across different industries or among companies within the same industry and may not be indicative of core operating results and business outlook.

EBITDA and Adjusted EBITDA
The following table reconciles net loss, our most directly comparable as-reported financial measure calculated in accordance with GAAP to EBITDA, (EBITDA Loss), (Adjusted EBITDA Loss) and Adjusted EBITDA.

	Year ended December 31,
	2023	2022
Net loss (1)	$(12,249)	$(8,917)
Depreciation, amortization, depletion and accretion	10,543	6,416
Amortization of Upfront Customer Consideration	508	508
Interest expense, net	1,168	97
Income tax expense	153	209
EBITDA (EBITDA Loss)	123	(1,687)
Cash distributions from equity method investees	1,623	5,933
Equity earnings	(1,623)	(3,541)
Gain on sale of Marshall Mine, LLC	(2,695)	—
Loss (gain) on change in estimate, asset retirement obligation	(37)	34
Loss on early settlement of an account receivable	—	535
Adjusted (EBITDA Loss) EBITDA	$(2,609)	$1,274
(1) Included in Net loss for the year ended December 31, 2023 and 2022 was $4.9 million and $5.0 million, respectively, of transaction and integration costs incurred related to the Arq Acquisition. Additionally, for the year ended December 31, 2023, Net loss included $4.9 million of Legacy Arq payroll and benefit costs and $1.7 million of severance expense related to three executive employees.
Liquidity and Capital Resources
Current Resources and Factors Affecting Our Liquidity
As of December 31, 2023, our principal future sources of liquidity included:
•cash on hand, excluding restricted cash of $8.8 million primarily pledged as collateral under a surety bond agreement; and
•our operations
For the year ended December 31, 2023, our principal uses of liquidity included:
•our business operating expenses;
•capital and spare parts expenditures;
•payments on our lease obligations;
•payments for reclamation associated with the Five Forks Mine; and
•payment required under the sale of Marshall Mine, LLC.
On February 1, 2023, in connection with the Arq Acquisition, we closed the PIPE Investment for an aggregate purchase price of $15.4 million. Further, on February 1, 2023 we entered into the CFG Loan Agreement for $10.0 million, of which we received $8.5 million net proceeds.

Tinuum Group and Tinuum Services Distributions
The following table summarizes the cash distributions from our equity method investments for the years ended December 31, 2023 and 2022:

	Year ended December 31,
(in thousands)	2023	2022
Tinuum Group	$1,148	$3,455
Tinuum Services	475	2,476
Other	—	2
Distributions from equity method investees	$1,623	$5,933
Cash distributions from Tinuum Group and Tinuum Services for 2023 decreased by $4.3 million compared to 2022 primarily due to Tinuum Group and Tinuum Services ceasing material operations as of December 31, 2021.
Cash Flows
Cash and restricted cash decreased from $76.4 million as of December 31, 2022, to $54.2 million as of December 31, 2023, a decrease of $22.3 million. The following table summarizes our cash flows for the years ended December 31, 2023 and 2022, respectively:

	Years Ended December 31,
(in thousands)	2023	2022	Change
Cash provided by (used in):
Operating activities	$(16,653)	$(6,061)	$(10,592)
Investing activities	(28,535)	(4,608)	(23,927)
Financing activities	22,909	(1,679)	24,588
Net change in Cash and Restricted Cash	$(22,279)	$(12,348)	$(9,931)
Cash flows from operating activities
Cash flows used in operating activities for the year ended December 31, 2023 was $16.7 million compared to cash flows used in operating activities of $6.1 million for the year ended December 31, 2022. The increase in cash used in operating activities was primarily due to the following: (1) an increase in net loss of $3.3 million year over year; (2) a $2.7 million gain on the sale of the Marshall Mine, LLC; (3) a decrease in Distributions from equity method investees, return on investment of $2.3 million year over year; and (4) a net decrease in working capital of $8.9 million primarily as a result of significant payments made in 2023 on accounts payable and accrued expenses assumed in the Arq Acquisition. Offsetting the net increase in cash flows used in operating activities year over year were (1) an increase in Depreciation, amortization, depletion and accretion of $4.1 million; and (2) a decrease in Earnings from equity method investments of $1.9 million.
Cash flows from investing activities
Cash flows used in investing activities for the year ended December 31, 2023 was $28.5 million compared to cash flows used in investing activities of $4.6 million for the year ended December 31, 2022. The increase was primarily due to an increase in acquisition of property, equipment and intangibles, net, of $18.6 million primarily related to acquisition costs related to the Arq Acquisition, a payment of $2.2 million related to the disposal of Marshall Mine, LLC, increased mine development costs of $2.1 million, and a decrease in distributions from equity earnings in excess of cumulative earnings of $2.0 million. Offsetting the net increase in cash flows used in investing activities year over year was $2.2 million cash acquired as part of the Arq Acquisition.
Cash flows from financing activities
Cash flows provided by (used in) financing activities for the year ended December 31, 2023 increased by $24.6 million compared to the year ended December 31, 2022 primarily due to proceeds from common stock issued of $16.2 million, including $1.0 million of proceeds from common stock issued to related parties, and net proceeds from the issuance of the CFG Loan Agreement of $8.5 million.
Material Cash Requirements
Our ability to continue to generate sufficient cash flow required to meet ongoing operational needs and obligations depends upon several factors. These include executing on our contracts and initiatives and increasing our share of the market for APT consumables, including expanding our overall AC business into additional adjacent markets and increasing our gross margin from improving our customer and product mix.
Based on current operating levels, we expect that our cash on hand as of December 31, 2023 will provide sufficient liquidity to fund operations for the next 12 months.
Capital expenditures
We have targeted the end of 2024 for the completion of our Red River Plant expansion that is necessary to commence production of our new GAC products. To meet this target, we will incur substantial capital spend in excess of our originally forecasted amount for additional equipment, labor, and project costs. The Company anticipates financing the timely completion of the project funded with cash on hand, cash generation, ongoing cost reduction initiatives, potential customer prepayments for GAC contracts, and a planned refinancing and potential expansion of our term loan. If we are not able to secure additional financing, the project timeline for our Red River Plant expansion may be delayed beyond the end of 2024.
During 2024, we expect to spend between $45 and $50 million on the Red River Plant expansion, depending on the pace of the project, as well as between $5 and $10 million to complete our commissioning of the Corbin Facility. Capital expenditures planned for 2024 are dependent on many factors, including the ability to raise additional funding and approval of certain environmental permits, both of which may impact the timing and amount of capital expenditures.
Surety Bonds
As of December 31, 2023, we had outstanding surety bonds with regulatory commissions totaling $11.2 million primarily related to the Five Forks Mine and the Corbin Facility. As of December 31, 2023, and as required by our surety bond provider, we held restricted cash of $8.5 million pledged as collateral related to performance requirements required under a reclamation contract for the Five Forks Mine and the Corbin Facility. We expect that the obligations secured by these surety bonds will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related surety bonds may be released and collateral requirements may be reduced. However, in the event any surety bond is called, our indemnity obligations could require us to reimburse the surety bond provider.
Long Term Requirements
For a discussion of our long-term cash requirements, see Item 8. Note 6 of this Report.
Contractual Obligations
Contractual obligations as of December 31, 2023 are as follows:

	Payment Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
CFG Loan	$12,199	$—	$—	$12,199	$—
CTB Loan	13,413	1,110	2,220	2,220	7,863
Finance lease obligations	3,666	2,274	1,307	85	—
Operating lease obligations	18,559	3,139	5,747	2,595	7,078
	$47,837	$6,523	$9,274	$17,099	$14,941
The table above excludes our asset retirement obligation ("ARO") related to reclamation of the Five Forks Mine, as the timing and amount of payments to satisfy the ARO are uncertain and are based on numerous factors including, but not limited to, the expected closure date of the Five Forks Mine. As of December 31, 2023, our Consolidated Balance Sheet reflects a liability for AROs of $6.2 million. Additionally, the table above excludes construction costs related to the Red River Plant expansion and Corbin Facility commissioning referred to under "Capital Expenditures" caption above, as the timing and amount of payments to satisfy these obligations are conditional and based on numerous factors including, but not limited to, the pace of construction activities and the timing of mechanical completion of the Red River Plant expansion and commissioning activities at the Corbin Facility.
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
•future expected cash flows from revenue;
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
Reclamation costs related to AROs are allocated to expense over the life of the related mine assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. Remediation costs are accrued based on management’s best estimate of the costs expected to be incurred. Such cost estimates may include ongoing care, maintenance and monitoring costs. Reclamation obligations are based on the timing of estimated spending for an existing environmental disturbance. We review, on at least an annual basis, the future expected costs and the timing of such costs for AROs.

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
We establish a valuation allowance against our deferred tax assets when, based upon the weight of all available evidence, we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this determination, we consider the relative impact of all of the available positive and negative evidence regarding future sources of taxable income and tax planning strategies. However, there could be a material impact to our effective tax rate if there is a significant change in our estimates of future taxable income. If and when our estimates change, or there is a change in the value of deferred tax assets or liabilities warranting the need to reassess the realizability of deferred tax assets, we adjust a valuation allowance through the provision for income taxes in the period in which this determination is made. Refer to Note 13 of our Consolidated Financial Statements included in Item 8 of this Report for additional information regarding our deferred tax assets and liabilities.
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
Arq, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Arq, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arq, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Business Combination – Valuation of Acquired Property, Plant, and Equipment and Developed Technology Intangible Asset
As described in Notes 1 and 2 to the consolidated financial statements, in February 2023, the Company acquired 100% of the equity of the subsidiaries of Arq Ltd. (the “Arq Acquisition”) in exchange for total consideration of $31.2 million. The Company accounted for the Arq Acquisition as an acquisition of a business and recorded the assets acquired and liabilities assumed at their respective fair values, including $39.2 million of property, plant, and equipment, and a $7.7 million developed technology intangible asset.
Management estimated the fair value of the acquired property, plant and equipment using a combination of valuation methodologies, including the cost and market approaches and the fair value of the developed technology intangible asset using an income approach. The significant assumptions used by management in determining the fair value of the acquired property, plant and equipment primarily included estimated replacement costs and sales prices of the acquired assets as well as the estimated useful lives of the acquired assets. The significant assumptions used by management in determining the fair value of the developed technology intangible asset included the Company’s best estimate of projected financial information, including revenues, growth rates, production ramp-up and capacity, and cost of revenue as well as discount and royalty rates.

The principal considerations for our determination that performing procedures relating to the valuation of the acquired property, plant and equipment and developed technology intangible asset relating to the Arq Acquisition is a critical audit matter are (i) the significant judgment by management when determining the significant assumptions used in projecting future financial performance of the acquired business; (ii) especially challenging and subjective auditor judgment involved when performing procedures and evaluating management’s significant assumptions related to revenue and its growth rate, production ramp-up and capacity, and cost of revenue, and the discount and royalty rates utilized; and (iii) involving the use of professionals with specialized skill and knowledge.
The primary procedures we performed to address this critical audit matter included:
–Obtaining and reading the Securities Purchase Agreement to develop an understanding of the Arq Acquisition.
–Evaluating management’s process for determining the fair value of the acquired property, plant and equipment and developed technology intangible asset, including the appropriateness of the valuation methods used.
–Testing the completeness and accuracy of the underlying data used in the valuation models.
–Evaluating the reasonableness of the significant assumptions used by management related to projected financial information, which primarily related to production ramp-up and capacity, revenue growth, cost of revenues and the discount and royalty rates. Specifically, when evaluating the assumptions related to production ramp-up and capacity and revenue growth rates, we compared the assumptions to industry and market trends, along with updated management forecasts, to evaluate the reasonableness of management’s estimates as of the date of the transaction.
–Utilizing professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the valuation models used and the reasonableness of certain significant assumptions including estimated replacement costs and sales prices as well as discount and royalty rates.
/s/ Moss Adams LLP
Denver, Colorado
March 12, 2024

We have served as the Company’s auditor since 2017.

Arq, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2023	2022
ASSETS
Current assets:
Cash	$45,361	$66,432
Receivables, net	16,192	13,864
Inventories, net	19,693	17,828
Prepaid expenses and other current assets	5,215	7,538
Total current assets	86,461	105,662
Restricted cash, long-term	8,792	10,000
Property, plant and equipment, net of accumulated depreciation of $19,293 and $11,897, respectively	94,649	34,855
Other long-term assets, net	45,600	30,647
Total Assets	$235,502	$181,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,603	$16,108
Current portion of long-term debt	2,653	1,131
Other current liabilities	5,792	6,645
Total current liabilities	23,048	23,884
Long-term debt, net of current portion	18,274	3,450
Other long-term liabilities	15,780	13,851
Total Liabilities	57,102	41,185
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: par value of $.001 per share, 50,000,000 shares authorized, none outstanding	—	—
Common stock: par value of $.001 per share, 100,000,000 shares authorized, 37,791,084 and 23,788,319 shares issued and 33,172,938 and 19,170,173 shares outstanding at December 31, 2023 and 2022, respectively	38	24
Treasury stock, at cost: 4,618,146 and 4,618,146 shares as of December 31, 2023 and 2022, respectively	(47,692)	(47,692)
Additional paid-in capital	154,511	103,698
Retained earnings	71,543	83,949
Total stockholders’ equity	178,400	139,979
Total Liabilities and Stockholders’ equity	$235,502	$181,164
See Notes to the Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2023	2022
Revenue:
Consumables	$99,183	$102,987
Total revenue	99,183	102,987
Operating expenses:
Consumables cost of revenue, exclusive of depreciation and amortization	67,323	80,465
Payroll and benefits	15,154	10,540
Legal and professional fees	9,588	9,455
General and administrative	12,641	8,145
Depreciation, amortization, depletion and accretion	10,543	6,416
Gain on sale of Marshall Mine, LLC	(2,695)	—
Other	(36)	34
Total operating expenses	112,518	115,055
Operating loss	(13,335)	(12,068)
Other income, net:
Earnings from equity method investments	1,623	3,541
Interest expense	(3,014)	(336)
Other	2,630	155
Total other income, net	1,239	3,360
Loss before income tax expense	(12,096)	(8,708)
Income tax expense	153	209
Net loss	$(12,249)	$(8,917)
Loss per common share (Note 1):
Basic	$(0.42)	$(0.48)
Diluted	$(0.42)	$(0.48)
Weighted-average number of common shares outstanding:
Basic	29,104	18,453
Diluted	29,104	18,453
See Notes to the Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders’ Equity
Balances, January 1, 2022	23,460,212	$23	(4,618,146)	$(47,692)	$102,106	$92,864	$147,301
Stock-based compensation	389,312	1	—	—	1,980	—	1,981
Repurchase of common shares to satisfy tax withholdings	(61,205)	—	—	—	(388)	—	(388)
Accrued dividends cancelled on common stock	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(8,917)	(8,917)
Balances, December 31, 2022	23,788,319	$24	(4,618,146)	$(47,692)	$103,698	$83,949	$139,979
Issuance of common stock upon conversion of preferred stock	5,362,926	5	—	—	18,921	—	18,926
Issuance of common stock related to PIPE Investment, net of offering costs	3,842,315	4	—	—	15,216	—	15,220
Issuance of common stock pursuant to Arq Acquisition, net of offering costs	3,814,864	4	—	—	12,433	—	12,437
Stock-based compensation	572,056	—	—	—	2,648	—	2,648
Issuance of common stock to related party	527,779	1	—	—	999	—	1,000
Repurchase of common shares to satisfy tax withholdings	(117,175)	—	—	—	(230)	—	(230)
Issuance of warrant	—	—	—	—	826	—	826
Preferred stock dividends declared on redeemable preferred stock	—	—	—	—	—	(157)	(157)
Net loss	—	—	—	—	—	(12,249)	(12,249)
Balances, December 31, 2023	37,791,084	$38	(4,618,146)	$(47,692)	$154,511	$71,543	$178,400
See Notes to the Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(12,249)	$(8,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, depletion and accretion	10,543	6,416
Operating lease expense	2,757	2,709
Gain on sale of Marshall Mine, LLC	(2,695)	—
Stock-based compensation expense	2,648	1,981
Earnings from equity method investments	(1,623)	(3,541)
Amortization of debt discount and debt issuance costs	546	—
Other non-cash items, net	(111)	530
Changes in operating assets and liabilities:
Receivables and related party receivables	(2,264)	1,169
Prepaid expenses and other current assets	4,777	(876)
Inventories, net	(2,571)	(9,686)
Other long-term assets, net	(4,762)	245
Accounts payable and accrued expenses	(12,061)	(911)
Other current liabilities	(184)	1,008
Operating lease liabilities	(168)	1,521
Other long-term liabilities	764	(6)
Distributions from equity method investees, return on investment	—	2,297
Net cash used in operating activities	(16,653)	(6,061)
Cash flows from investing activities
Acquisition of property, equipment and intangible assets, net	(27,516)	(8,914)
Mine development costs	(2,690)	(583)
Cash and restricted cash acquired in acquisition of business	2,225	—
Payment for disposal of Marshall Mine, LLC	(2,177)	—
Distributions from equity method investees in excess of cumulative earnings	1,623	3,636
Proceeds from sale of property and equipment	—	1,253
Net cash used in investing activities	(28,535)	(4,608)

	Years Ended December 31,
(in thousands)	2023	2022
Cash flows from financing activities
Net proceeds from common stock issuance	$15,220	$—
Net proceeds from CFG Loan, related party, net of discount and issuance costs	8,522	—
Principal payments on finance lease obligations	(1,130)	(1,246)
Net proceeds from common stock issuance, related party	1,000	—
Principal payments on Arq Loan	(473)	—
Repurchase of shares to satisfy tax withholdings	(230)	(388)
Dividends paid	—	(45)
Net cash provided by (used in) financing activities	22,909	(1,679)
Decrease in Cash and Restricted Cash	(22,279)	(12,348)
Cash and Restricted Cash, beginning of year	76,432	88,780
Cash and Restricted Cash, end of year	$54,153	$76,432
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,727	$334
Cash (received) paid for income taxes	$(1,697)	$3
Supplemental disclosure of non-cash investing and financing activities:
Equity issued as consideration for acquisition of business	$31,206	$—
Change in accrued purchases for property and equipment	$914	$532
Paid-in-kind dividend on Series A Preferred Stock	$157	$—
Acquisition of property and equipment under finance lease	$—	$1,641
See Notes to the Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Operations and Significant Accounting Policies
Nature of Operations
Arq Inc. ("Arq" or the "Company", formerly known as Advanced Emissions Solutions, Inc. ("ADES")) is a Delaware corporation with its principal office located in Greenwood Village, Colorado, manufacturing, mining and logistic operations located in Louisiana and mining and manufacturing operations in Kentucky.
The Company is an environmental technology company and is principally engaged in the sale of consumable air, water, and soil treatment solutions including activated carbon ("AC") and chemical technologies. The Company's proprietary AC products enable customers to reduce air, water, and soil contaminants, including mercury, per and polyfluoroalkyl substances ("PFAS") and other pollutants, to help our customers meet the challenges of existing and pending air quality and water regulations. The Company manufactures and sells AC and other chemicals used to capture and remove contaminants for coal-fired power generation, industrial, municipal water and air, water, and soil treatment and remediation markets (collectively, the advanced purification technologies or "APT" market).
In February 2023, the Company acquired 100% of the equity of the subsidiaries of Arq Limited (the "Arq Acquisition," and hereafter the Arq Limited subsidiaries referred to as "Legacy Arq") to secure access to a feedstock, a manufacturing facility and certain patented processes as a means to manufacture additional granular activated carbon ("GAC") products for sale into the APT and other markets. With the Arq Acquisition, the Company now controls bituminous coal waste reserves and owns a manufacturing facility, both located in Corbin Kentucky (the "Corbin Facility"), and a process to recover and purify the bituminous coal fines for sale or further conversion to GAC products. Under this manufacturing process, the Company expects to be able to convert bituminous coal waste into a purified, microfine carbon powder known as Arq powderTM ("Arq Powder"). See further discussion of the Arq Acquisition in Note 2.
Principles of Consolidation
The Consolidated Financial Statements include accounts of wholly-owned subsidiaries and variable interest entities ("VIEs") in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.
All investments in partially owned entities for which the Company has the ability to exercise significant influence and holds a 20% or greater ownership interest based on the legal form of the Company's ownership percentage are accounted for using the equity method and are included in the Other long-term assets, net line item in the Consolidated Balance Sheets. As of December 31, 2023, the Company holds equity interests of 42.5% and 50.0% in Tinuum Group, LLC ("Tinuum Group") and Tinuum Services, LLC ("Tinuum Services"), respectively.
Cash and restricted cash
Cash consists of cash on hand and bank deposits. Restricted cash is primarily comprised of posted cash collateral required under a surety bond contract related to a lignite mine in Louisiana (the "Five Forks Mine") and the Corbin Facility.
Concentration of credit risk
As of December 31, 2023, the Company holds cash that exceed the Federal Deposit Insurance Corporation ("FDIC") limits (currently $250 thousand) at two financial institutions. If a financial institution was unable to perform its obligations, the Company would be at risk regarding the amount of cash held in excess of the FDIC limits.
Fair value measurements
The carrying amounts of our cash, restricted cash, accounts receivable, accounts payable and other current liabilities approximate fair value as recorded due to the short-term nature of these instruments.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Receivables, net
Receivables, net are recorded at net realizable value, which includes an appropriate allowance for estimated uncollectible amounts to reflect any loss anticipated on the receivables. Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables and are included as a component of the General and administrative line item in the Consolidated Statements of Operations. The allowance for doubtful accounts is based on historical experience, general economic conditions and the credit quality of specific accounts and was not material as of December 31, 2023 and 2022.
Inventories, net
The cost of inventory is determined using the average cost method. Inventories, net are stated at the lower of average cost or net realizable value and consist principally of raw materials and finished goods related to the Company's AC products. Inventories are periodically reviewed for both potential obsolescence and potential declines in anticipated selling prices. The Company makes assumptions about the future demand for and market value of the inventory and estimates the amount of any obsolete, unmarketable, slow moving or overvalued inventory.
The composition of Inventories is included in Note 3.
Intangible Assets
Intangible assets consist of customer relationships, patents, and developed technology.
The Company has developed technologies resulting in patents being granted by the U.S. Patent and Trademark Office or other regulatory offices. Legal costs associated with securing the patent are capitalized and amortized over the legal or useful life beginning on the patent filing date.
The following table details the components of the Company's intangible assets:

		As of December 31,
		2023		2022
(in thousands, except years)	Weighted Average Remaining Amortization Period (in years)	Cost	Net of Accumulated Amortization	Cost	Net of Accumulated Amortization
Customer relationships	0.0	$835	$—	$835	$226
Patents	11.1	1,600	520	1,490	456
Developed technology	19.1	8,307	7,379	607	165
Total		$10,742	$7,899	$2,932	$847
Included in the Consolidated Statements of Operations is amortization expense related to intangible assets of $0.8 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively. The estimated future amortization expense for existing intangible assets as of December 31, 2023 is expected to be approximately $0.4 million for the year ended December 31, 2024 and each of the four succeeding fiscal years.
Investments
The investments in entities in which the Company does not have a controlling interest (financial or operating), but where it has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and the Company's ownership percentage. Under the equity method of accounting, an investee company’s financial statements are not consolidated in the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations; however, the Company’s share of the earnings or losses of the investee is reported in the "Earnings from equity method investments" line item in the Consolidated Statements of Operations, and the Company’s carrying value in an equity method investee is reported in the "Other long-term assets, net" line in the Consolidated Balance Sheets.
The Company recognizes equity earnings from equity method investments based on its percentage ownership in the investee. The Company recognizes distributions received in excess of the carrying value of an equity method investment as equity

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
method earnings in the period the distributions occur to the extent that the Company has not guaranteed any obligations of the investee or is not contractually required to provide additional funding to the investee. Subsequent earnings from investees where the Company has recognized earnings from distributions in excess of the carrying value of the equity method investment are recognized for the excess of cumulative earnings over previously recognized earnings from distributions. Additionally, when the Company's carrying value in an equity method investment is zero, and the Company has not guaranteed any obligations of the investee or is not required to provide additional funding to the investee, the Company will not recognize its share of any reported losses by the investee until future earnings are generated to offset previously unrecognized losses. Therefore, equity income (loss) reported in the Company's Consolidated Statements of Operations for certain equity method investees may differ from a mathematical calculation of net income or loss attributable to its equity interest based on the percentage ownership of the Company's equity interest and the net income or loss attributable to equity owners as shown in the investee's statements of operations.
Distributions from equity method investees are reported in the Consolidated Statements of Cash Flows as "return on investment" in Operating cash flows until such time as the carrying value in an equity method investee is reduced to zero. Thereafter, such distributions are reported as "distributions in excess of cumulative earnings" in Investing cash flows.
Investments in partially-owned subsidiaries for which the Company has less than 20% ownership are accounted for in accordance with accounting guidance applicable to equity investments that do not qualify for the equity method of accounting. The Company evaluates these types of investments for changes in fair value and, if there is change, recognizes the change in the Consolidated Statement of Operations. If no such events or changes in circumstances have occurred related to these types of investments, the fair value is estimated only if practicable to do so.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation and include leasehold improvements. Depreciation on assets is computed using the straight-line method over the lesser of the estimated useful lives of the related assets or the lease term (ranging from 1 to 31 years). Maintenance and repairs that do not extend the useful life of the respective asset are charged to operating expenses as incurred. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income. The Company periodically evaluates the recoverability of the carrying value of property, plant and equipment for impairment. Amortization of right of use assets under finance lease is included in depreciation expense and is calculated using the straight-line method over the term of the lease.
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

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Operating lease liabilities are subsequently measured at the present value of the lease payments not yet paid, discounted using the discount rate for the lease established at the inception date of the lease. ROU assets under operating leases are subsequently measured at the amounts of the related operating lease liability, adjusted for, as applicable, prepaid or accrued lease payments, the remaining balance of any lease incentives received, unamortized initial direct costs and impairment. Lease expense from operating leases is recognized as a single lease cost over the remaining lease term on a straight-line basis. Variable lease payments not included in operating lease liabilities are recognized as expense in the period in which the obligation for those payments is incurred. Lease expense from operating leases is included in the "General and administrative" and "Consumables Cost of revenue, excluding depreciation and amortization" line items in the Consolidated Statements of Operations.
Other Assets
Mine Development Costs
Mine development costs are related to the Five Forks Mine and are stated at cost less accumulated depletion and include acquisition costs, the cost of other development work and mitigation costs. Costs are amortized over the estimated life of the related mine reserves, which as of December 31, 2023 is estimated to be 14 years. The Company performs an evaluation of the recoverability of the carrying value of mine development costs to determine if facts and circumstances indicate that their carrying value may be impaired and if any adjustment is warranted. Mine development costs are reported in the "Other long-term assets, net" line item in the Consolidated Balance Sheets.
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
Revenue Recognition
The Company recognizes revenue from a contract with a customer when a performance obligation under the terms of a contract with a customer is satisfied, which is when the customer controls the promised goods or services that are transferred in satisfaction of the performance obligation. Revenue is measured as the amount of consideration that is expected to be received in exchange for transferring goods or providing services, and the transaction price is generally fixed and generally does not contain variable or noncash consideration. In addition, the Company’s contracts with customers generally do not contain customer refund or return provisions or other similar obligations. Transfer of control and satisfaction of performance obligations are further discussed below.
The Company uses estimates and judgments in determining the nature and timing of satisfaction of performance obligations, the standalone selling price ("SSP") of performance obligations and the allocation of the transaction price to multiple performance obligations, if any.
The Company’s revenue component is Consumables.
Consumables
The Company is principally engaged in the sale of consumable products that utilize AC and chemical-based technologies to a broad range of customers, including coal-fired utilities, industrial and water treatment plants, and other diverse markets. The sale of consumable products is comprised of a single performance obligation and is recognized at the point in time when control transfers and the Company's obligation has been fulfilled, which is when the product is shipped or delivered to a customer. Performance obligations for the sale of consumable products do not extend beyond one year.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Certain contracts with customers require the customers to purchase minimum quantities over the contractual period ("MQ Contracts"). Under these MQ Contracts, the Company reserves the right to bill a customer for any shortfall in the actual quantity purchases and minimum quantity purchases as of the end of the contractual period. The Company recognizes revenue on MQ Contracts based on the satisfaction of all three of the following criteria: (1) the likelihood of a customer not meeting its MQ contract obligations is probable, (2) the amount of the shortfall can be quantified and (3) the Company elects to exercise it right to enforce the billing of the shortfall at some point during the contractual period through a billing subsequent to the contractual period. The determination of when all three criteria are satisfied requires significant judgment.
The Company performs shipping and handling activities through the use of third-party shippers and such activities occur prior to a customer obtaining control of goods. As such, the Company accounts for these activities as fulfillment activities and not as separate performance obligations. Shipping and handling costs incurred by the Company in delivering products to customers are billed to customers and are included in the transaction price and included in the "Revenue - Consumables" line item in the Consolidated Statements of Operations. Costs for shipping and handling activities incurred by the Company are included in the "Consumables cost of revenue, excluding depreciation and amortization" line item in the Consolidated Statements of Operations.
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
Consumables Cost of Revenue
Consumables cost of revenue includes all labor, fringe benefits, subcontract labor, additive and coal costs, materials, equipment, supplies, travel costs and any other costs and expenses directly related to the Company’s production of revenue.
License Royalties Payable to Tinuum Group
In December 2022, the Company and Tinuum Group entered into an agreement (the "Tinuum Group Royalty Agreement") whereby the Company agreed to pay Tinuum Group a royalty (the "Tinuum Group Royalty") on sales of M-ProveTM to certain power plants where Tinuum Group had operated refined coal facilities (the "M-45 Facilities") prior to the expiration of the Section 45 Tax Credit Program on December 31, 2021. Amounts due under the Tinuum Group Royalty Agreement commenced on January 1, 2022. The Tinuum Group Royalty is calculated based on "Net Profit" (as defined in the Tinuum Royalty Agreement) on the Company's sales of M-ProveTM product to the M-45 Facilities. The Tinuum Group Royalty Agreement is for an initial term of five years with automatic renewals of five years unless the Company and Tinuum Group agree to terminate it. The Tinuum Group Royalty is included in Cost of revenue in the Consolidated Statements of Operations.
Payroll and Benefits
Payroll and benefits costs include payroll costs, payroll related fringe benefits and stock based compensation expense of research and development, sales and administrative personnel, but exclude such costs related to direct labor that are included in Cost of revenue.
Payroll and benefits costs include direct payroll, personnel related fringe benefits, sales and administrative staff labor costs and stock compensation expense. Payroll and benefits costs exclude direct labor included in Cost of revenue.
Legal and Professional
Legal and professional costs include external legal, audit and consulting expenses.
General and Administrative
General and administrative costs include director fees and expenses, rent, insurance and occupancy-related expenses, bad debt expense, impairments, research and development and other general costs of conducting business.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Research and Development
Research and development costs are charged to expense in the period incurred and are reported within the "Payroll and Benefits" and "General and administrative" line items in the Consolidated Statements of Operations. For the years ended December 31, 2023 and 2022, the Company recorded total research and development costs of $3.3 million and $2.1 million, respectively.
Asset Retirement Obligations
Asset retirement obligations ("ARO") are comprised of mine reclamation activities required under agreements related primarily to the Five Forks Mine and a coal waste site adjacent to the Corbin Facility (the "Corbin ARO") and are recognized when incurred and recorded as liabilities at fair value. An ARO is accreted over time through periodic charges to earnings. An ARO asset is depreciated over its estimated remaining life. Accounting for AROs requires the Company to estimate future costs unique to a specific mining operation that the Company expects to incur to complete the reclamation and remediation work required to comply with existing laws and regulations. AROs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. On an annual basis, unless otherwise deemed necessary, the Company reviews its estimates and assumptions of its AROs.
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
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the estimated fair value of the stock-based award and is generally expensed on a straight-line basis over the requisite service period and/or performance period of the award. Forfeitures are recognized when incurred. Stock-based compensation expense related to manufacturing employees and administrative employees is included in the "Consumables Cost of revenue, exclusive of depreciation and amortization" and "Payroll and benefits" line items, respectively, in the Consolidated Statements of Operations. Stock-based compensation expense related to non-employee directors and consultants is included in the "General and administrative" line item in the Consolidated Statements of Operations.
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

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The following table sets forth the calculations of basic and diluted earnings (loss) per common share:

	Years Ended December 31,
(in thousands, except per share amounts)	2023	2022
Net loss	$(12,249)	$(8,917)

Basic weighted-average number of common shares outstanding	29,104	18,453
Add: dilutive effect of equity instruments	—	—
Diluted weighted-average shares outstanding	29,104	18,453
Loss per share - basic	$(0.42)	$(0.48)
Loss per share - diluted	$(0.42)	$(0.48)
For the years ended December 31, 2023 and 2022, 1.7 million and 0.6 million weighted-average equity instruments, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
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
Risks and Uncertainties
The Company is principally dependent on operations of its APT business and its cash on hand to provide liquidity over the near and long term. The Company's revenue, sales volumes, earnings and cash flows are significantly affected by prices of competing power generation sources such as natural gas and renewable energy. During periods of low natural gas prices, natural gas provides a competitive alternative to coal-fired power generation and therefore, coal consumption may be reduced, which in turn reduces the demand for the Company's products. However, during periods of higher prices for competing power generation sources, there is generally an increase in coal consumption and thus demand for the Company's products also increases.
In addition, coal consumption and demand for the Company's products are affected by the demand for electricity, which is higher in the warmer and colder months of the year. As a result, the Company's operating results are subject to seasonal variations whereby its revenue and cost of revenue tend to be higher in its first and third fiscal quarters compared to its second and fourth fiscal quarters. Abnormal temperatures during the summer and winter months may significantly affect coal

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
consumption and impurities within various municipalities' water sources, and thus impact the demand for the Company's products.
Reclassifications
Certain balances have been reclassified from prior years to conform to the current year presentation. Such reclassifications had no effect on the Company’s results of operations or financial position in any of the periods presented.
Segments
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company's chief operating decision maker ("CODM"), or a decision-making group, in deciding how to allocate resources and in assessing financial performance. As of December 31, 2023, the Company's CODM was the Company's Chief Executive Officer, and the Company concluded that it had one reportable segment.
New Accounting Standards
Recently Adopted
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
Recently Issued
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ("ASU 2023-09"). ASU 2023-09 requires entities to disclose: (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. This update also makes several other changes to the income tax disclosure requirements. For public entities, the amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its income tax disclosures.
Note 2 - Arq Acquisition
On February 1, 2023 (the "Acquisition Date"), the Company entered into a securities purchase agreement (the "Purchase Agreement") with Arq Ltd. for the Arq Acquisition in exchange for consideration (the "Purchase Consideration") totaling $31.2 million and consisting of (i) 3,814,864 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), valued at $12.4 million based on the closing price of the Common Stock on the Acquisition Date and (ii) 5,294,462 shares of the Company's Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock" or the "Preferred Shares"), valued at $18.8 million. The Company also incurred $8.7 million in acquisition-related costs, which have been expensed as incurred.
Legacy Arq's principal location is in Corbin, Kentucky where it operates the Corbin Facility, which processes bituminous coal waste into Arq Powder and can be used as an alternative to oil or in-ground mined coal to produce a range of carbon products. With the completion of the Arq Acquisition, the Company intends to sell Arq Powder as a feedstock to produce high-quality AC for use in water and air purification markets. The Company expects to begin using Arq Powder to produce granular activated carbon products by the end of 2024.
The Company accounted for the Arq Acquisition as an acquisition of a business. The total Purchase Consideration was $31.2 million and was allocated to the acquired assets and assumed liabilities of Legacy Arq based on their estimated fair values as of the Acquisition Date. The Purchase Consideration was comprised of the fair values as of the Acquisition Date of 3,814,864 shares of Common Stock, valued at $12.4 million, and 5,294,462 Preferred Shares, valued at $18.8 million. The Company also incurred $8.7 million in acquisition-related costs, which were expensed as incurred and included in the "General and administrative" and "Legal and professional fees" line items in the Statements of Operations.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table provides the final purchase price allocation to the assets acquired and liabilities assumed as of the date of the Arq Acquisition:

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

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
the Original Issue Amount compounded quarterly with respect to such quarter.
On March 31, 2023, the Company declared a dividend of 68,464 Series A PIK Shares with respect to the accrued dividends on the Preferred Shares for the first quarter of 2023 (the "PIK Dividend"). The PIK Dividend was recorded at the estimated fair value of $0.2 million as of March 31, 2023 and was paid on April 21, 2023.
Of the total Preferred Shares issued in the Arq Acquisition, 833,914 were held in escrow (the "Escrow Shares") based on a contingent redemption feature, (the "Contingent Redemption Feature," as defined below). The fair value of the Preferred Shares issued was determined to be $3.46 per Preferred Share on the Acquisition Date (the ("Preferred Share Price") plus the value of the Contingent Feature related to the Escrow Shares. The Escrow Shares were converted into shares of Common Stock on the Conversion Date and continue to be held in escrow (the "Escrow Common Shares").
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
The Series A Preferred Stock contained a mandatory redemption feature in the event the Preferred Shares, including future issuances of Series A Preferred Stock issued under dividend requirements, were not converted into shares of Common Stock prior to February 1, 2028. The Company concluded that both the Escrow Shares and the Non Escrow Shares did not meet the definition of mandatorily redeemable financial instruments as there was a substantive conversion feature, and were therefore not classified as liabilities. As both the Escrow Shares and Non Escrow Shares represented financial instruments that were redeemable for cash, SEC guidance mandates that preferred securities which are redeemable upon the occurrence of an event that is not solely within the control of the issuer be classified outside of permanent equity as "temporary equity." Accordingly, the Company classified and reported the Series A Preferred Stock as temporary equity and in the Consolidated Balance Sheet as of as of the Acquisition Date. On the Conversion Date, all shares of Series A Preferred Stock were converted into 5,362,926 shares of Common Stock, and the Company reclassified all of the Series A Preferred Stock to Common Stock as of June 30, 2023.
PIPE Investment
On February 1, 2023 and pursuant to the Arq Acquisition, the Company entered into Subscription Agreements with certain persons (the "Subscribers"), which included existing shareholders of Arq Ltd., three of which were appointed to the Company's Board of Directors (the "Board"), pursuant to which the Subscribers subscribed for and purchased 3,842,315 shares of Common Stock for an aggregate purchase price of $15.4 million and at a price per share of $4.00 (such transaction, the "PIPE Investment").

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Unaudited Pro Forma Financial Information
The following represents the pro forma effects of the Arq Acquisition as if it had occurred on January 1, 2022. The pro forma net loss for each of the two years presented has been calculated after applying the Company’s accounting policies in effect for those years. In addition, pro forma net loss includes: (1) for the years ended December 31, 2023 and 2022, increases in depreciation and amortization resulting from fair value adjustments to Property, plant, equipment of $0.2 million and $0.1 million, respectively; (2) for the years ended December 31, 2023 and 2022, increases in amortization resulting from fair value adjustments to Intangibles of $0.1 million and $0.4 million, respectively; (3) for the year ended December 31, 2023 and 2022, increases to interest expense for: (a) the issuance of the CFG Loan (as defined below) including stated interest and the amortization of the CFG Loan's discount and issuance costs and (b) amortization of debt discount related to a fair value adjustment to the assumed CTB Loan (as defined below) of Arq of $0.2 million and $2.0 million, respectively; (4) the removal of $1.9 million of Payroll and benefits for compensation expense payable to certain Arq employees triggered by change in control provisions in employment agreements, as well as in employee severance agreements, for the year ended December 31, 2023 but included as additional Payroll and benefits expense for the year ended December 31, 2022; (5) for the years ended December 31, 2023 and 2022, decreases to general and administrative expenses resulting from fair value adjustments to operating leases acquired of $0.1 million and $0.5 million, respectively, and (6) for the year ended December 31, 2022, the addition of $2.4 million of transaction costs incurred for the period from January 1, 2023 through the Arq Acquisition Date, together with the income tax effects on (1) through (6). Since Arq had no revenue for the years ended December 31, 2023 or 2022, pro forma revenue is the same as the Company's reported revenue for those years.

	Years ended December 31,
(in thousands)	2023	2022
Revenue	$99,183	$102,987
Net loss	$(11,119)	$(75,788)
Other
The amounts of year to date revenue and net loss for Arq for the period from the Acquisition Date to December 31, 2023 are as follows:

Year ended December 31,
(in thousands)	2023
Revenue	$—
Net loss	$(11,660)
Note 3 - Inventories, net
The following table summarizes the Company's inventories as of December 31, 2023 and 2022:

	As of December 31,
(in thousands)	2023	2022
Product inventory	$9,524	$9,479
Raw material inventory	10,169	8,349
	$19,693	$17,828

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Property, Plant and Equipment
The cost basis and accumulated depreciation of property, plant and equipment at December 31, 2023 and 2022 are summarized in the table below:

	Life in Years	As of December 31,
(in thousands)		2023	2022
Land and land improvements	5+[1]	$1,225	$1,225
Plant and operating equipment	3-29	81,266	33,180
Furniture and fixtures	1-19	1,765	1,709
Machinery and equipment	3-10	2,478	2,116
Leasehold improvements	12	2,149	2,149
Construction in progress		25,059	6,373
		113,942	46,752
Less accumulated depreciation		(19,293)	(11,897)
Total property, plant and equipment, net		$94,649	$34,855
1 Land Improvements have a useful life between 5 and 31 years.
Included in plant and operating equipment as of December 31, 2023 and 2022 is mining equipment financed under various lease facilities, and obligations due under these facilities are included in long-term debt in the Consolidated Balance Sheets. The total amount recorded for ROU assets as of December 31, 2023 and 2022 related to finance lease obligations was $1.7 million and $2.6 million, respectively, net of accumulated depreciation of $2.7 million and $2.0 million.
Depreciation expense for the years ended December 31, 2023 and 2022 was $8.5 million and $4.9 million, respectively.
Note 5 - Revenue
For the years ended December 31, 2023 and 2022, all material performance obligations related to revenue recognized were satisfied at a point in time. For each of the years ended December 31, 2023 and 2022, approximately 8%, respectively, of Consumables revenue was generated in Canada, and all other revenue was generated in the U.S.
In accordance with its revenue recognition policy for MQ Contracts, in December 2023, the Company exercised its right under certain MQ Contracts and recognized $4.7 million of consumables revenue and recorded an unbilled receivable.
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
Contract assets
Contract assets are comprised of unbilled receivables from customers and are included in Receivables, net in the Consolidated Balance Sheets. Unbilled receivables represent a conditional right to consideration in exchange for goods or services transferred to a customer.
The following table shows the components of the Company's Receivables, net:

	As of December 31,
(in thousands)	2023	2022
Trade receivables, net	$11,289	$13,789
Unbilled receivables	4,862	—
Other	41	75
Receivables, net	$16,192	$13,864

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Contract liabilities
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
Note 6 - Debt Obligations

	As of
(in thousands)	December 31, 2023	December 31, 2022
CFG Loan due February 2027, related party	$10,000	$—
CTB Loan due January 2036	9,527	—
Finance lease obligations	3,465	4,581
	22,992	4,581
Unamortized debt discounts	(815)	—
Unamortized debt issuance costs	(1,250)	—
	20,927	4,581
Less: Current maturities	(2,653)	(1,131)
Total long-term debt obligations	$18,274	$3,450
CFG Term Loan
As required under the Purchase Agreement, and on February 1, 2023 (the "Closing Date"), the Company, as borrower, certain of its subsidiaries, as guarantors, and CF Global ("CFG"), a related party, as administrative agent and lender (the "Lender"), entered into a term loan (the "CFG Loan") in the amount of $10.0 million, less original issue discount ("OID") of $0.2 million, upon execution of a Term Loan and Security Agreement (the "CFG Loan Agreement"). The Company received net cash proceeds of $8.5 million after deducting the OID and debt issuance costs of $1.3 million.
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
The Company allocated the cash proceeds of the CFG Loan Agreement to both the CFG Loan and the Warrant based on their relative fair values. The amount allocated to the Warrant was recorded as a debt discount and is amortized to interest expense over the term of the CFG Loan. The standalone fair value of the CFG Loan was based on a comparison of borrowings and associated credit ratings consistent with those of the Company. The Warrant is exercisable for $0.01 per share, and the fair value is deemed to be equal to the fair value of the underlying shares. Accordingly, the fair value of the Warrant was determined as the number of shares issuable from the exercise of the Warrant (based on 1.0% of post-transaction fully diluted share capital, as defined in the Purchase Agreement) multiplied by the closing share price of the Company's common stock on the Acquisition Date.
The CFG Loan matures on February 1, 2027 and bears interest at a rate equal to either (a) Adjusted Term SOFR (subject to a 1.00% floor and a cap of 2.00%) plus a margin of 9.00% paid in cash and 5.00% paid in kind or (b) Base Rate plus a margin of 8.00% paid in cash and 5.00% paid in kind, which interest on the CFG Loan in each case shall be payable (or capitalized, in the case of in kind interest) quarterly in arrears.
The Company may prepay the CFG Loan at any time subject to the following prepayment premium: (i) prior to the twelve month anniversary of the Closing Date, the Make-Whole Amount (as defined below), (ii) thereafter but prior to the thirty-six month anniversary of the Closing Date, 2.00% of the outstanding principal amount of the CFG Loan being repaid or prepaid or (iii) thereafter until the maturity date, 1.00% of the outstanding principal amount of the CFG Loan being repaid or prepaid. The "Make-Whole Amount," with respect to any repayment or prepayment, is (i) an amount equal to all required interest payable (except for currently accrued and unpaid interest) on the aggregate principal amount of the CFG Loan subject to such

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
prepayment or repayment from the date of such prepayment or repayment through but excluding the date that is the first anniversary of the Closing Date calculated using an interest rate equal to (x) Adjusted Term SOFR for an interest period of one month in effect on the third U.S. Government Securities Business Day prior to such prepayment or repayment plus (y) 14.00% per annum and assuming all interest was paid in cash, plus (ii) a prepayment premium of 2.00% on the aggregate principal amount of the CFG Loan subject to such prepayment or repayment.
The CFG Loan is secured by substantially all of the assets of the Company and its subsidiaries (including those acquired in the Arq Acquisition, but excluding those pledged as collateral (the "Arq Loan Assets") under the "CTB Loan," as defined and described below), subject to customary exceptions. The CFG Loan Agreement includes, among others, the following covenants: (1) beginning with the first fiscal quarter after March 31, 2023 and as of the end of each fiscal quarter thereafter, the Company must maintain a minimum unrestricted cash balance of $5.0 million; (2) (x) as of December 31, 2023, for the fiscal year then ended, the Company must have a minimum annual revenue, on a consolidated basis, of $70.0 million, (y) as of December 31, 2024, for the fiscal year then ended, the Company must have a minimum annual revenue, on a consolidated basis, of $85.0 million and (z) for any fiscal year thereafter, the Company must have a minimum annual revenue, on a consolidated basis, of $100.0 million; (3) (x) as of December 31, 2024, for the fiscal year then ended, the Company must have a minimum Consolidated EBITDA of $3.0 million and (y) for any fiscal year thereafter, the Company must have a minimum Consolidated EBITDA of $16.0 million; and (4) beginning after the fiscal quarter ending September 30, 2023, during an LTV Trigger Period, Arq must not exceed a loan to value ratio of 0.40:1.00 (based on the consolidated total assets of the Company and its subsidiaries, but excluding the Arq Loan Assets).
CTB Term Loan
As consideration in the Arq Acquisition, the Company assumed a term loan (the "CTB Loan") held by certain Arq subsidiaries, as borrowers, as set out in the Arq Loan (the "Arq Subsidiaries") held by Community Trust Bank ("CTB") in the principal amount of $10.0 million. The Company recorded the CTB Loan on the Acquisition Date at its estimated fair value of $9.7 million, with the difference of $0.3 million between the estimated fair value and the principal amount recorded as a debt discount and recognized as interest expense over the term of the CTB Loan.
The CTB Loan was originally entered into on January 27, 2021 and is comprised of two promissory notes (the "Notes"): (1) "Note A" in the principal amount of $8.0 million, which is guaranteed by the U.S. Department of Agriculture; and (2) "Note B" in the principal amount of $2.0 million. The Notes mature on January 27, 2036 and bear interest at 6.0% per annum through January 2026 and at the prime rate plus 2.75% thereafter. Beginning January 27, 2023 and for the balance of the term of the CTB Loan, the Arq Subsidiaries are required to make combined interest and principal payments monthly in the fixed amount of $0.1 million. Interest is computed and payable on the outstanding principal as of the end of the prior month and the balance of the fixed monthly payment amount is applied to the outstanding principal. The Notes carry a prepayment penalty of 3.0% of the outstanding principal if paid prior to January 27, 2024, 2.0% of the outstanding principal if paid prior to January 27, 2025 and 1.0% of the outstanding principal if paid prior to January 27, 2026. Thereafter, the CTB Loan may be prepaid without penalty.
On June 2, 2023 (the "Amendment Date"), certain of the Arq Subsidiaries, which included Corbin Project LLC, Arq Projects Holding Company LLC, Arq St. Rose LLC, Arq Corbin LLC and Arq Corbin Land LLC (collectively, the "Borrowers") and CTB entered into a loan modification agreement (the "CTB Loan Modification Agreement") to the CTB Loan, as amended by that certain letter agreement by and among the CTB and Borrowers dated January 21, 2022, and as otherwise amended, modified and/or extended by the parties from time to time (collectively, the "CTB Loan Agreement"). As consideration for CTB entering into the CTB Loan Modification Agreement, the Borrowers agreed to pay a fee of $50,000 plus additional fees incurred by CTB and were required to deposit an additional $0.7 million into a deposit account (the "Interest Reserve Account" as defined in the CTB Loan Agreement), where the Interest Reserve Account is held as collateral by CTB. The Borrowers may withdraw funds from the Interest Reserve Account beginning one year from the Amendment Date, subject to restrictions as stated in the CTB Loan Modification Agreement.
The CTB Loan Modification Agreement clarified and modified certain terms under the CTB Loan Agreement. The principal clarifications and modifications are as follows:
•The Borrowers are not entitled to any further disbursements of proceeds under those promissory notes described in the CTB Loan Modification Agreement;
•CTB agreed to waive certain financial delivery requirements for fiscal years 2021 and 2022;

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
•CTB agreed to waive certain required financial covenants required as of December 31, 2022 and certain required financial covenants as of December 31, 2023;
•The Borrowers were required to establish their operating bank accounts with CTB no later than September 30, 2023; and
•CTB is authorized to amend and/or amend and restate its then-current security instruments to include additional collateral represented by the Borrowers' acquisition of any equipment or other fixed and/or operating assets in which CTB does not then hold a lien or security interest.
The CTB Loan is secured by substantially all assets of the Borrowers and includes among others, the following covenants with respect to the Borrowers, which are tested annually (Capitalized terms are defined in the CTB Loan Agreement): (a) Total Indebtedness to Net Worth greater than 4 to 1; (b) Balance Sheet Equity greater than or equal to 20% of the book value of all assets of the Borrowers; (c) (i) net income plus interest, taxes, depreciation and amortization divided by (ii) interest expense plus current maturities on long-term debt greater than or equal to 1.25 to 1.
The carrying value of our long-term debt under the CFG Loan and CTB Loan approximates its fair value because it bears interest at rates indexed to market rates.
Note 7 - Leases
The Company's operating and finance lease right-of-use ("ROU") assets and liabilities as of December 31, 2023 and 2022 consisted of the following items (in thousands):

	As of
(in thousands)	December 31, 2023	December 31, 2022
Leases
Operating Leases
Operating lease right-of-use assets, net of accumulated amortization (1)	$10,592	$7,734

Operating lease obligations, current	$1,944	$2,724
Long-term operating lease obligations	8,870	5,133
Total operating lease obligation	$10,814	$7,857

Finance Leases
Finance lease right-of-use assets, net of accumulated amortization (2)	$1,694	$2,565

Finance lease obligations, current	$2,131	$1,131
Long-term finance lease obligations	1,334	3,450
Total finance lease obligations	$3,465	$4,581
(1) Operating lease assets are reported net of accumulated amortization of $5.1 million and $4.4 million as of December 31, 2023 and 2022, respectively.
(2) Finance lease assets are reported net of accumulated amortization of $2.7 million and $2.0 million as of December 31, 2023 and 2022, respectively.
Finance leases
ROU assets under finance leases are reported in the "Property, plant and equipment" line item, and finance lease liabilities are included in the "Current portion of long-term debt" and "Long-term debt, net of current portion" line items in the Consolidated Balance Sheets as of December 31, 2023 and 2022.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Interest expense related to finance lease liabilities and amortization of ROU assets under finance leases are included in the "Interest expense" and "Depreciation, amortization, depletion and accretion" line items respectively, in the Consolidated Statement of Operations for the years ended December 31, 2023 and 2022.
Operating leases
ROU assets under operating leases are included in the "Other long-term assets" line item, and operating lease liabilities are included in "Other liabilities" and "Other long-term liabilities" line items, respectively, in the Consolidated Balance Sheets as of December 31, 2023 and 2022.
Lease expense for operating leases for the year ended December 31, 2023 was $5.9 million, of which $4.5 million is included in "Consumables cost of revenue, exclusive of depreciation and amortization" line item and $1.4 million is included in "General and administrative" line item in the Consolidated Statement of Operations for the year ended December 31, 2023. Lease expense for operating leases for the year ended December 31, 2022 was $4.4 million, of which $4.0 million is included in the "Consumables cost of revenue, exclusive of depreciation and amortization" line item and $0.4 million is included in the "General and administrative" line item in the Consolidated Statement of Operations for the year ended December 31, 2022.
Lease financial information as of and for the years ended December 31, 2023 and 2022 is provided in the following table:

	Year ended December 31,
(in thousands)	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$714	$818
Interest on lease liabilities	258	307
Operating lease cost	4,035	3,436
Short-term lease cost	1,642	989
Variable lease cost (1)	231	19
Total lease cost	$6,880	$5,569

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$258	$307
Operating cash flows from operating leases	$2,887	$2,923
Financing cash flows from finance leases	$1,130	$1,246
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$1,641
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,719	$4,444
Weighted-average remaining lease term - finance leases	1.8 years	2.8 years
Weighted-average remaining lease term - operating leases	7.6 years	4.1 years
Weighted-average discount rate - finance leases	5.9%	5.9%
Weighted-average discount rate - operating leases	11.3%	6.9%
(1) Primarily includes common area maintenance, property taxes and insurance payable to lessors.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes the Company's future lease payments under finance and operating leases as of December 31, 2023:

(in thousands)	Operating Lease Commitments	Finance Lease Commitments	Total Lease Commitments
2024	$3,139	$2,274	$5,413
2025	2,930	935	3,865
2026	2,817	372	3,189
2027	1,464	85	1,549
2028	1,131	—	1,131
Thereafter	7,078	—	7,078
Total lease payments	18,559	3,666	22,225
Less: Imputed interest	(7,745)	(201)	(7,946)
Present value of lease payments	$10,814	$3,465	$14,279

Note 8 - Commitments and Contingencies
Surety Bonds and Restricted Cash
As the owner of the Five Forks Mine, the Company is required to post a surety bond with a regulatory commission related to performance requirements associated with the Five Forks Mine. As of December 31, 2023, the amount of this surety bond was $7.5 million.
The Company leases land adjacent to the Corbin Facility and is required to post surety bonds with a regulatory commission for reclamation. As of December 31, 2023, the amount of these surety bonds was $3.0 million.
The Company holds permits for an abandoned mine in West Virginia ("Mine 4") and is required to post a surety bond with a regulatory commission for reclamation. As of December 31, 2023, the amount of this surety bond was $0.7 million.
As of December 31, 2023 and 2022, the Company posted cash collateral of $8.5 million and $10.0 million, respectively, as required by the Company's surety bond providers, which is reported as long-term restricted cash in the Consolidated Balance Sheets. As of December 31, 2023, the Company holds a deposit of $0.4 million with a third party for collateral as required under a bonding arrangement for Mine 4. This deposit is included in "Other long-term assets, net" in the Consolidated Balance Sheet as of December 31, 2023.
The Company has a customer supply agreement, which was renewed January 1, 2024, that requires the Company to post a performance bond in an amount equal to the annual contract value of $3.7 million.
Red River Plant Construction Contract
In January 2024, the Company executed a contract with a third-party contractor for the construction of a GAC facility at the Red River Plant, and immediately commenced construction operations. The Company expects to complete the GAC Facility by the end of 2024 and estimates that total construction costs will be in the range of $62.0 - $67.0 million.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
In December 2022, the Company, certain of the other owners of Tinuum Group (collectively, the "Tinuum Group Owners") and Tinuum Group executed the Distribution and Repayment Agreement (the "Repayment Agreement"). Under the terms of the Repayment Agreement, the Tinuum Group Owners received cash distributions (the "Distributions") equal to their percentage ownership and also agreed to be contractually liable for certain contingent liabilities of Tinuum Group (the "Tinuum Group Obligation") in amounts equal to their percentage ownership. In December 2022, the Company received its percentage share of the Distributions in the amount of $2.0 million and became contractually liable for $1.7 million of the Tinuum Group Obligation. As of December 31, 2022, the Company recorded the contractual obligation of $1.7 million as a liability in the "Other current liabilities" line item in the Consolidated Balance Sheet, with the difference between the cash distribution of $0.3 million recorded to equity method earnings for the year ended December 31, 2022. In the event that the Tinuum Group Obligation is discharged in its entirety or settled for an amount that is less than the total Tinuum Group Obligation, the Company will recognize future equity earnings for the difference in its contractual obligation amount and its pro rata share of the actual payment made by Tinuum Group, if any, for the Tinuum Group Obligation.
Marken Separation Agreement
Pursuant to Mr. Marken's termination as CEO of the Company effective July 17, 2023, the Company and Mr. Marken executed a separation agreement under which Mr. Marken will receive the following payments and benefits: (i) the severance payments and benefits set forth in the terms of his employment agreement upon a termination without "cause," (ii) accelerated vesting of 49,715 shares of restricted stock, (iii) continued eligibility for possible vesting of a pro rata target number of 25,941 performance share units ("PSUs") granted in 2021, subject to achievement of applicable performance measures, (iv) continued eligibility for possible vesting of a pro rata target number of 15,988 PSUs granted in 2022, subject to achievement of applicable performance measures, and (v) continued eligibility for possible vesting of a pro rata target number of 19,834 PSUs granted in 2023, subject to achievement of applicable performance measures. As of December 31, 2023, the amount of the liability related to (i) and (ii) above was $0.4 million.
Legal Proceedings
The Company is from time to time subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes, the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements, and judgments where management has assessed that a loss is probable and an amount can be reasonably estimated. There were no significant legal proceedings as of December 31, 2023.
Note 9 - Marshall Mine, LLC
On March 27, 2023, (the "MM Closing Date"), the Company completed the sale of all of its membership interests in Marshall Mine, LLC to a third party (the "Buyer") in exchange for cash payment of $2.2 million (the "MM Purchase Price") made by the Company to the Buyer and the assumption by the Buyer of certain liabilities of Marshall Mine, LLC. As of the MM Closing Date, Marshall Mine, LLC had outstanding liabilities of approximately $4.9 million that were discharged upon payment of the MM Purchase Price by the Company, and the Company recognized a gain of approximately $2.7 million in the Statement of Operations for the year ended December 31, 2023.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 10 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of "Prepaid expenses and other current assets" and "Other long-term assets, net" as presented in the Consolidated Balance Sheets:

	As of December 31,
(in thousands)	2023	2022
Prepaid expenses and other current assets:
Prepaid expenses	$2,430	$2,570
Prepaid income taxes and income tax refunds	349	2,573
Other	2,436	2,395
	$5,215	$7,538
Other long-term assets:
Right of use assets, operating leases, net	$10,592	$7,734
Spare parts, net	9,147	6,789
Upfront customer consideration (1)	5,967	6,475
Mine reclamation asset, net	1,955	1,641
Intangible assets, net	7,899	847
Mine development costs, net	7,377	5,478
Other long-term assets	2,663	1,683
	$45,600	$30,647
(1) Represent remaining balance on consideration paid to a customer under a long-term supply contract executed in 2020. This asset is being amortized as a reduction to revenue on a straight-line basis over the expected 15-year contractual period of the contract.
Spare parts include critical spares required to support plant operations. Parts and supply costs are determined using the lower of cost or estimated replacement cost. Parts are recorded as maintenance expenses or capitalized in the period in which they are consumed or put into use.
Mine development costs include acquisition costs, the cost of other development work and mitigation costs related to the Five Forks Mine and are depleted over the estimated life of the related mine reserves, which is estimated to be 14 years as of December 31, 2023. The Company performs an evaluation of the recoverability of the carrying value of mine development costs to determine if facts and circumstances indicate that their carrying value may be impaired and if any adjustment is warranted. Mine reclamation asset represents the ARO asset related to the Five Forks Mine and is depreciated over its estimated life.
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
There were no changes to the carrying value of the Highview Investment for the years ended December 31, 2023 and 2022 as there were no indicators of impairment or observable price changes for equity issued by Highview. Since inception of Highview Investment, the Company has recognized $2.2 million of cumulative impairment losses.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table details the components of "Other current liabilities" and "Other long-term liabilities" as presented in the Consolidated Balance Sheets:

	As of December 31,
(in thousands)	2023	2022
Other current liabilities:
Current portion of operating lease obligations	$1,944	$2,724
Sales, use and other taxes payable	948	1,039
Current portion of mine reclamation liability	182	548
Other current liabilities (1)	2,718	2,334
	$5,792	$6,645
Other long-term liabilities:
Mine reclamation liabilities	$5,981	$7,985
Operating lease obligations, long-term	8,870	5,133
Other	929	733
	$15,780	$13,851
(1) Included in Other current liabilities as of December 31, 2023 and 2022 is $1.7 million related to the Repayment Agreement as defined in Note 15.
The Mine reclamation liabilities represent AROs. Changes in the AROs were as follows:

	As of December 31,
(in thousands)	2023	2022
Asset retirement obligations, beginning of year	$8,533	$9,959
Asset retirement obligations assumed (1)	1,500	—
Accretion	582	611
Liabilities settled (2)	(4,866)	(2,071)
Changes due to scope and timing of reclamation	414	34
Asset retirement obligations, end of year	6,163	8,533
Less current portion	182	548
Asset retirement obligations, long-term	$5,981	$7,985
(1) Represents the Corbin Facility ARO and Mine 4 ARO in the amounts of $0.5 million and $1.0 million, respectively.
(2) Includes the removal of a reclamation liability associated with Marshall Mine, LLC as a result of its sale to a third party in March 2023.
Supplemental Consolidated Statements of Operations Information
The following table details the components of "Interest expense" in the Consolidated Statements of Operations:

	Years Ended December 31,
(in thousands)	2023	2022
Interest on CFG Loan	$2,029	$—
Interest on CTB Loan	545	—
Other	440	336
Total Interest expense	$3,014	$336

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table details the components of "Other" in the Consolidated Statements of Operations:

	Years Ended December 31,
(in thousands)	2023	2022
Interest income	$1,846	$239
Other	784	(84)
Total Other income	$2,630	$155
Note 11 - Stockholders' Equity
The Company has two classes of capital stock authorized, common stock and preferred stock, which are described as follows:
Preferred Stock
The Company's Board of Directors (the "Board") is authorized to provide out of the unissued shares of Preferred Stock and to fix the number of shares constituting a series of Preferred Stock and, with respect to each series, to fix the number of shares and designation of such series, the voting powers, if any, the preferences and relative, participating, option or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of December 31, 2023 and 2022, there were no shares of Preferred Stock designated or outstanding.
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
Equity Transactions
As discussed in Note 2:
•On February 1, 2023, and as consideration for the Arq Acquisition, the Company issued 3,814,864 shares of common stock and 5,294,462 shares of Series A Preferred Stock. Additionally, the Company completed the PIPE Investment and sold 3,842,315 shares of common stock for cash proceeds of $15.4 million.
•On March 31, 2023, the Company declared a dividend of 68,464 Series A PIK Shares with respect to the accrued dividends on the Series A Preferred Stock, which was recorded at the estimated fair value of $0.2 million as of March 31, 2023 and was paid on April 21, 2023.
•On June 13, 2023, pursuant to stockholder approval, all shares of Series A Preferred Stock were converted into 5,362,926 shares of common stock.
On July 14, 2023, the Board appointed Mr. Robert Rasmus to the positions of President and Chief Executive Officer effective July 17, 2023. On July 17, 2023, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Mr. Rasmus and entities controlled by Mr. Rasmus, in connection with his appointment as the Company’s President and Chief Executive Officer. Pursuant to the Subscription Agreement, Mr. Rasmus subscribed for and agreed to purchase 950,000 shares of common stock from the Company for an aggregate purchase price of $1.8 million (at a price per share of approximately $1.90). In September 2023, the Company received cash of $1.0 million and issued 527,779 shares of common stock to Mr. Rasmus pursuant to the Subscription Agreement.
Stock Repurchase Programs
In November 2018, the Board authorized the Company to purchase up to $20.0 million of its outstanding common stock under a stock repurchase program (the "Stock Repurchase Program"). In November 2019, the Board authorized an incremental $7.1 million to the Stock Repurchase Program and provided that it will remain in effect until all amounts are utilized or it is

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
otherwise modified by the Board. As of December 31, 2023, the Company had $7.0 million remaining under the Stock Repurchase Program.
Note 12 - Stock-Based Compensation
On May 16, 2022, the Company's stockholders approved the 2022 Omnibus Incentive Plan (the "2022 Plan"), which permits grants of awards to employees, directors and consultants. Awards may be in the form of options (both nonqualified stock options and incentive stock options), stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards and cash-based awards as described under the 2022 Plan. As of December 31, 2023, the Company has 190,281 shares of its common stock authorized for issuance under the 2022 Plan.
On June 20, 2017, the Company's stockholders approved the 2017 Omnibus Incentive Plan (the "2017 Plan"), which permits grants of awards to employees, directors and non-employees. Awards may be in the form of shares, rights to purchase restricted stock, bonuses of restricted stock, or other rights or benefits as described under the 2017 Plan. As of December 31, 2023, the Company has zero shares of its common stock authorized for issuance under the 2017 Plan.
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
Compensation expense is recognized for PSU awards on a straight-line basis over the vesting period based on the estimated fair value at the date of grant using a Monte Carlo simulation model. The Company's Monte Carlo simulation models include the following assumptions:
•Risk-free interest rate - The risk-free interest rate for PSUs granted during the period was determined by using a zero-coupon, U.S. Treasury rate for the periods that coincided with the expected terms listed above.
•Dividends - As the PSUs granted receive dividend equivalent units, no discount was applied for any dividends declared.
•Expected volatility - To calculate expected volatility, the historical volatility of the Company's common stock was used.
•Performance period - The Company’s performance period is based on the vesting term of the Company’s PSU awards.
Stock Options
Stock options vest over three years and have a contractual limit of ten years from the date of grant to exercise. The fair value of stock options granted is determined on the date of grant using the Black-Scholes option pricing model, and the related expense is recognized on a straight-line basis over the entire vesting period. The determination of the grant date fair value of stock options issued is affected by a number of variables, including the fair value of the Company’s common stock, the expected common stock price volatility over the expected term of the stock option, the expected term of the stock option, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The Company's Black Scholes option pricing models include the following assumptions:
•Risk-free interest rate - The risk-free interest rate for stock options granted during the period was determined by using a zero-coupon U.S. Treasury rate for the periods that coincided with the expected term of the options.
•Dividend yield - An expected dividend yield of zero was included in the calculations, as the Company does not currently pay nor does it anticipate paying dividends on its common stock as of the grant date of the stock options.
•Expected volatility - To calculate expected volatility, the historical volatility of the Company's common stock was used.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
•Expected term - The Company’s expected term of stock options was calculated using a simplified method whereby the midpoint between the vesting date and the end of the contractual term is utilized to compute the expected term, as the Company does not have sufficient historical data for options with similar vesting and contractual terms.
The following table indicates the weighted average assumptions that were used related to the awards granted during the year ended December 31, 2023:

Year ended December 31, 2023
Stock options granted:	1,000,000
Risk-free interest rate	4%
Dividend yield	—%
Volatility	62%
Expected term (in years)	6
The Company recorded the following compensation expense related to the Stock Plans:

	Years Ended December 31,
(in thousands)	2023	2022
RSA expense	$1,887	$1,679
PSU expense	650	302
Stock option expense	111	—
Total stock-based compensation expense	$2,648	$1,981
Stock-based compensation expense related to manufacturing employees and administrative employees is included in the "Consumables cost of revenue, excluding depreciation and amortization" and "Payroll and benefits" line items in the Consolidated Statements of Operations. Stock-based compensation expense related to non-employee directors is included in the "General and administrative" line item in the Consolidated Statements of Operations. The Company recognizes forfeitures as they occur.
The amount of unrecognized compensation cost as of December 31, 2023, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of December 31, 2023
(in thousands)	Unrecognized Compensation Cost	Expected Weighted-Average Period of Recognition (in years)
RSA expense	$1,412	1.67
Stock option expense	618	2.54
PSU expense	994	1.36
Total unrecognized stock-based compensation expense	$3,024	1.30

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Activity
Restricted Stock
A summary of activity of RSAs for the year ended December 31, 2023 is presented in the following table:

	Restricted Stock	Weighted-Average Grant Date Fair Value
(in thousands, except for share and per share amounts)	Awards	RSA's
For the year ended December 31, 2023
Non-vested at January 1, 2023	652,962	$5.58
Granted	773,327	$1.91
Vested	(435,013)	$4.59
Forfeited	(201,271)	$3.29
Non-vested at December 31, 2023	790,005	$3.10
The weighted-average grant date fair value of RSAs granted or modified for the years ended December 31, 2023 and 2022 was $1.91 and $5.69, respectively. The total grant-date fair value of RSAs vested for the years ended December 31, 2023 and 2022 was $2.0 million and $1.7 million, respectively. The aggregate intrinsic value of non-vested RSAs outstanding as of December 31, 2023 was $2.4 million.
PSUs
PSUs outstanding remain unvested until either the requisite performance condition of the grant is met, or the third anniversary of their issuance date, at which time the actual number of vested shares will be determined based on the actual price performances of the Company’s common stock relative to a broad stock index and a peer group performance index.
A summary of PSU activity for the year ended December 31, 2023 is presented in the table below:

	Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
For the year ended December 31, 2023
PSU's outstanding, January 1, 2023	148,591	$7.85
Granted	982,709	1.52
Vested / Settled	(41,855)	6.17
Forfeited / Canceled	(120,527)	3.37
PSU's outstanding, December 31, 2023	968,918	$2.06	$2,887	1.33

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Stock Options
A summary of stock option activity for the year ended December 31, 2023 is presented below:

	Number of Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
For the year ended December 31, 2023
Options outstanding, Options outstanding at January 1, 2023	—	$—
Options granted	1,000,000	3.00
Options exercised	—	—
Options expired / forfeited	—	—
Options outstanding, Options outstanding at December 31, 2023	1,000,000	$3.00	$—	9.54
Options vested and exercisable at December 31, 2023	—	$—	$—	0
Note 13 - Income Taxes
The sources of pretax loss are as follows:

	Years ended December 31,
(in thousands)	2023	2022
Domestic	$(9,123)	$(8,708)
Foreign	(2,973)	—
	$(12,096)	$(8,708)
The provision for income taxes consists of the following:

	Years Ended December 31,
(in thousands, except for rate)	2023	2022
Current portion of income tax expense:
Federal	$—	$(10)
State and other	153	219
	153	209
Deferred portion of income tax expense (benefit):
Federal	—	—
State and other	—	—
	—	—
Total income tax expense	$153	$209
Effective tax rate	(1)%	(2)%

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Income tax expense (benefit) differed from the amount that would be computed by applying the U.S. statutory federal income tax rate of 21% to loss before income taxes for the years ended December 31, 2023 and 2022 as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Federal statutory rate	$(2,540)	$(1,829)
State income taxes, net of federal benefit	116	115
Permanent differences	755	1,284
Valuation allowances	1,385	825
Changes in tax rates	(74)	(87)
Stock-based compensation	367	10
Return to provision and other true-ups	144	(109)
Income tax expense	$153	$209
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and their reported amounts in the accompanying Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows:

	As of December 31,
(in thousands)	2023	2022
Deferred tax assets
Tax credits	$86,125	$86,125
Net operating loss carryforwards	17,018	2,892
Intangible assets	1,061	2,638
Employee related liabilities	1,047	1,968
Operating lease obligations	2,506	1,828
ARO, net of reimbursements	1,428	1,448
Research and development capitalization	1,227	739
Other investments	515	518
Equity method investments	—	325
Inventory	612	315
Interest limitations	121	77
Other	647	429
Total deferred tax assets	112,307	99,302
Less valuation allowance	(98,836)	(88,293)
Deferred tax assets	13,471	11,009
Less: Deferred tax liabilities
Property and equipment and other	(9,230)	(7,702)
Right of use operating lease assets	(2,454)	(1,800)
Upfront customer consideration	(1,383)	(1,507)
Equity method investments	(404)	—
Total deferred tax liabilities	(13,471)	(11,009)
Net deferred tax assets	$—	$—
Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against a deferred tax asset based on an assessment of the amount of the deferred tax asset that is "more likely than not" to be

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
As of December 31, 2023, the Company concluded it is more likely than not the Company will not generate sufficient taxable income within the applicable net operating loss and tax credit carry-forward periods to realize any of its net deferred tax assets. For the year ended December 31, 2023, the Company increased a valuation allowance from December 31, 2022 by $10.5 million and as of December 31, 2023, has a valuation allowance equal to 100% of its net deferred tax assets. In reaching this conclusion, the Company primarily considered forecasts of future taxable losses.
The following table presents the approximate amount of federal and state net operating loss carryforwards and federal tax credit carryforwards available to reduce future taxable income, along with the respective range of years that the net operating loss and tax credit carryforwards would expire if not utilized:

	As of December 31,
(in thousands)	2023	Beginning expiration year	Ending expiration year
Federal net operating loss carryforwards (1)	$10,177	2035	Indefinite
Foreign net operation loss carryforwards	$3,629	Indefinite	Indefinite
State and other net operating loss carryforwards	$3,211	2025	Indefinite
Federal tax credit carryforwards	$86,125	2032	2041
(1) Approximately $8.8 million of the federal net operating loss carryforwards were acquired in the Arq Acquisition, of which $6.2 million have expiration dates beginning in 2035.
The following table sets forth a reconciliation of the beginning and ending unrecognized tax positions on a gross basis for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(in thousands)	2023	2022
Balance as of January 1	$54	$54
Lapse of applicable statute of limitations	—	—
Balance as of December 31	$54	$54
For the years ended December 31, 2023 and 2022, the Company did not record any adjustments or recognize interest expense for uncertain tax positions. Interest and penalties related to uncertain tax positions are accrued and included in the "Interest expense" line item in the Consolidated Statements of Operations. Additional information related to the components of "Interest expense" is included in Note 10.
The Company files income tax returns in the U.S., various states and the United Kingdom. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2020. The Company is generally no longer subject to state examinations by tax authorities for years before 2016.
U.S. federal income tax rules, and Sections 382 of the Internal Revenue Code in particular, could substantially limit the use of Section 45 tax credits and other tax assets if the Company experiences an "ownership change" (as defined in the Internal Revenue Code). In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years).

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
In connection with the Arq Acquisition and PIPE Investment, we issued additional shares of our common stock. We performed an IRC Section 382 analysis as of the Acquisition Date and determined that we had not experienced an ownership change as of that date.
The Company acquired certain tax assets (the "Legacy Arq Tax Assets") in the Arq Acquisition, totaling approximately $12.5 million. The Legacy Arq Tax Assets are comprised of net operating loss carryforwards, of which $8.8 million were in the U.S. Prior to the Acquisition Date, Legacy Arq completed numerous equity offerings that resulted in ownership changes. We have not completed a formal IRC Section 382 analysis of Legacy Arq equity changes from its inception through the Acquisition Date, however, the Company believes that one or more "ownership changes" occurred during this time period as defined under Sections 382 and 383 and that a portion or all the Legacy Arq Tax Assets may subject to an annual limitation.
On May 5, 2017, the Board approved the declaration of a dividend of rights to purchase Series B Junior Participating Preferred Stock for each outstanding share of common stock as part of a tax asset protection plan (the "TAPP"), which is designed to protect the Company’s ability to utilize its net operating losses and tax credits. The TAPP is intended to act as a deterrent to any person acquiring beneficial ownership of 4.99% or more of the Company’s outstanding common stock. During the years 2018-2023, we executed amendments to the TAPP (the "TAPP Amendments"), which amended the definition of "Final Expiration Date" under the TAPP to extend the duration of the TAPP and makes associated changes in connection therewith. The most recent TAPP Amendment was approved at our 2023 annual meeting of stockholders and extended the Final Expiration Date to the close of business on December 31, 2024.
Note 14 - Major Customers
Revenue from external customers who represent 10% or more of the Company’s revenue for the years ended December 31, 2023 and 2022 were as follows:

		Years ended December 31,
Customer	Revenue Type	2023	2022
A	Consumables	19%	18%
B	Consumables	9%	11%
Note 15 - Related Party Transactions
Consumables Cost of Revenue
For the year ended December 31, 2023, the Company recognized $0.7 million of Tinuum Group Royalty expense, which is included in the "Consumables cost of revenue, exclusive of depreciation and amortization" line item in the Consolidated Statement of Operations.
Tinuum Group Obligation
As of December 31, 2023 and 2022, the Company had an outstanding liability of $1.7 million related to its contractual amount due under the Tinuum Group Obligation, which is included in the "Other current liabilities" line item in the Consolidated Balance Sheet. Refer to Note 8 for further discussion.
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

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table presents the amount of the Company's contributions made to the 401(k) Plans:

	Years Ended December 31,
(in thousands)	2023	2022
401(k) Plans employer contributions	$613	$552

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Under the supervision of, and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
We acquired Legacy Arq during the first quarter of 2023 (refer to Item 8. Note 2 of this Report). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Legacy Arq from its evaluation of internal control over financial reporting as of December 31, 2023. We are in the process of documenting and testing Legacy Arq's internal controls over financial reporting. We will incorporate Legacy Arq into our annual report on internal control over financial reporting for our year ending December 31, 2024. As of December 31, 2023, Legacy Arq net assets totaled $40.5 million. Legacy Arq contributed $11.7 million of net loss in our Consolidated Statements of Operations for the year ended December 31, 2023.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days from December 31, 2023.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days from December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days from December 31, 2023, with the exception of the following information.
Securities Authorized for Issuance under Equity Compensation Plans
We have plans under which equity awards are authorized for grant or issuance as compensation to eligible employees, consultants, and members of the Board. Our stockholders have approved these plans. See Note 12 - Stock-Based Compensation included in Item 8 of this Report for further information about the material terms of our equity compensation plans. The following table is a summary of the shares of our common stock authorized for issuance under the equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	—	(2)	$3.00	(3)	190,281
Equity compensation plans not approved by security holders	—		$—		—
Total	—				190,281
(1) Includes securities registered for issuance under the 2017 Omnibus Incentive Plan and 2022 Omnibus Incentive Plan.
(2) Of these shares, 1,000,000 were subject to non-qualified stock options, 790,005 were subject to unvested restricted stock awards and 968,918 were subject to unvested performance share units.
(3) The restricted shares and RSUs were granted at full value, and therefore, have a weighted-average exercise price of $0. Excluding restricted shares and PSUs from this calculation, the weighted-average exercise price of outstanding non-qualified stock options was $3.00 at December 31, 2023.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days from December 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days from December 31, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following consolidated financial statements of Arq, Inc. are filed as part of this Report under Item 8:
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
(b)The following exhibits are filed as part of this Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Advanced Emissions Solutions, Inc.	10-Q	000-54992	3.1	August 9, 2013
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective February 1, 2024	8-K	001-37822	3.1	January 31, 2024
3.3	Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock of Advanced Emissions Solutions, Inc	8-K	001-37822	3.1	May 8, 2017
3.4	Certificate of Designations of Series A Preferred Stock	8-K	001-37822	3.1	February 1, 2023
3.5	Amended and Restated Bylaws, effective February 1, 2024	8-K	001-37822	3.2	January 31, 2024
4.1	Form of Specimen Common Stock Certificate	10-Q	000-54992	4.1	August 9, 2013
4.2	Tax Asset Protection Plan dated as of May 5, 2017, by and between the Company and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate	8-K	001-37822	3.2	May 8, 2017
4.3	First Amendment to Tax Asset Protection Plan dated as of April 6, 2018, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-K	001-37822	4.2	April 11, 2018
4.4	Second Amendment to Tax Asset Protection Plan dated as of April 5, 2019, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-K	001-37822	4.3	April 11, 2019
4.5	Third Amendment to Tax Asset Protection Plan dated as of April 8, 2020, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-K	001-37822	4.4	April 9, 2020
4.6	Fourth Amendment to Tax Asset Protection Plan dated as of April 9, 2021, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-K	001-37822	4.5	April 13, 2021
4.7	Fifth Amendment to Tax Asset Protection Plan dated as of March 15, 2022, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-K	001-37822	4.6	March 16, 2022
4.8	Sixth Amendment to Tax Asset Protection Plan dated as of April 13, 2023, by and between the Company and Computershare Trust Company, N.A., as rights agent.	8-K	001-37822	4.7	April 14, 2023
4.9	Form of Warrant	8-K	001-37822	4.1	February 1, 2023
4.10	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1	Advanced Emissions Solutions, Inc. 2017 Omnibus Incentive Plan**	8-K	001-37822	10.1	June 22, 2017
10.2	Advanced Emissions Solutions, Inc. 2022 Omnibus Incentive Plan**	8-K	001-37822	10.1	May 17, 2022
10.3	Form of Restricted Stock Award Agreement under the 2022 Omnibus Incentive Plan*,**

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
10.4	Form of Performance Stock Unit Agreement under the 2022 Omnibus Incentive Plan*,**
10.5	Form of Amendment No. 2 to Employment Agreement of Greg Marken**	10-Q	001-37822	10.1	August 6, 2018
10.6	Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC dated May 27, 2011, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC***	10-Q/A	000-50216	10.33	September 28, 2011
10.7	The First Amendment to the Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC dated September 9, 2011	10-Q	000-50216	10.89	November 14, 2011
10.8	Second Amendment to the Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC by and among ADA-ES, Inc., NexGen Refined Coal, LLC and GSFS Investments I Corp. dated July 31, 2012	10-Q	000-50216	10.59	November 9, 2012
10.9	Contribution Agreement dated May 27, 2011 between ADA-ES, Inc. and NexGen Refined Coal, LLC	10-Q	000-50216	10.87	August 12, 2011
10.10	Amended and Restated Limited Liability Company Operating Agreement by and between ADA-ES, Inc., NexGen Refined Coal, LLC and Clean Coal Solutions Services, LLC dated November 20, 2013	10-K	000-54992	10.38	February 29, 2016
10.11	Amended and Restated License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated October 30, 2009	10-Q	000-50216	10.77	August 16, 2010
10.12	First Amendment to the Amended and Restated License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated as of August 4, 2010	10-K	000-50216	10.81	March 28, 2011
10.13	Second Amendment to Amended and Restated License Agreement by and between ADA-ES, Inc. and Clean Coal Solutions, LLC dated as of July 23, 2013***	10-Q	000-54992	10.63	November 12, 2013
10.14	Technology Sublicense Agreement between ADA-ES, Inc., Clean Coal Solutions, LLC, and GS RC Investments LLC dated June 29, 2010	10-Q	000-50216	10.74	August 16, 2010
10.15	Amendment to Technology Sublicense Agreement between ADA-ES, Inc., GS RC Investments, LLC, and Clean Coal Solutions, LLC dated November 21, 2011***	10-K	000-54992	10.44	February 29, 2016
10.16	Amendment #2 to Technology Sublicense Agreement between ADE-ES, Inc, GS RC Investments, LLC, and Clean Coal Solutions, LLC dated December 15, 2011	10-K	000-50216	10.49	March 15, 2012
10.17	M-45 Technology License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated July 27, 2012***	10-Q	000-50216	10.58	November 9, 2012
10.18	Lignite Mining Agreement between Demery Resources Company, L.L.C. and Five Forks Mining, LLC dated as of June 29, 2009***	10-K	001-37822	10.43	March 18, 2019
10.19	First Amendment to Lignite Mining Agreement between Demery Resources Company, L.L.C. and Five Forks Mining, LLC, dated as of March 22, 2017***	10-K	001-37822	10.44	March 18, 2019
10.20	Third Amendment to the Second Amended and Restated Operating Agreement of Tinuum Group, LLC. dated September 4, 2019***	10-Q	001-37822	10.1	November 12, 2019
10.21	Master Agreement for Supply of Furnace Products between ADA Carbon Solutions, LLC and Cabot Norit Americas, Inc.***	8-K	001-37822	10.1	September 30, 2020

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
10.22	Membership Interest Purchase Agreement between Caddo Creek Resources Company, L.L.C., as Buyer, and ADA Carbon Solutions (Operations), LLC, as Seller dated as of September 2, 2022***	8-K	001-37822	10.2	September 6, 2022
10.23	Securities Purchase Agreement, dated as of February 1, 2023, by and among Advanced Emissions Solutions, Inc. and Arq Limited***	8-K	001-37822	2.1	February 1, 2023
10.24	Registration Rights Agreement***	8-K	001-37822	10.1	February 1, 2023
10.25	Term Loan and Security Agreement among Advanced Emissions Solutions, Inc., as Debtor, Certain Subsidiaries of Debtor, as Guarantors, CF Global Credit, LP, as Administrative Agent, and the Lenders, from time to time party hereto, dated as of February 1, 2023***	8-K	001-37822	10.2	February 1, 2023
10.26	Loan Agreement among Community Trust Bank, Inc.; Corbin Project LLC, Arq Projects Holding Company LLC, Arq St. Rose LLC, Arq Corbin LLC and Arq Corbin Land LLC, dated January 27, 2021†	10-K	001-37822	10.35	March 8, 2023
10.27	Loan Modification Agreement, among Community Trust Bank, Inc.; Corbin Project LLC, Arq Projects Holding Company LLC, Arq St. Rose LLC, Arq Corbin LLC and Arq Corbin Land LLC, dated as of June 2, 2023	8-K	001-37822	10.1	June 6, 2023
10.28	Employment Agreement by and between Robert E. Rasmus and Advanced Emissions Solutions, Inc., dated July 17, 2023	8-K	001-37822	10.2	July 17, 2023
10.29	Subscription Agreement by and between Robert E. Rasmus, RER Legacy Investments II LLC and Advanced Emissions Solutions, Inc., dated July 17, 2023	8-K	001-37822	10.1	July 17, 2023
10.30	Inducement Award by and between Robert E. Rasmus and Advanced Emissions Solutions, Inc., dated July 17, 2023*,**
10.31	Employment Agreement by and between Jeremy D. Williamson and Advanced Emissions Solutions, Inc., dated September 18, 2023	8-K	001-37822	10.3	September 18, 2023
10.32	Employment Agreement by and between Stacia Hansen and Advanced Emissions Solutions, Inc., dated November 6, 2023	8-K	001-37822	10.1	November 8, 2023
21.1	Subsidiaries of Arq, Inc.*
23.1	Consent of Moss Adams LLP*
31.1	Certification of Principal Executive Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Principal Financial Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Arq, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
95	Mine Safety Disclosure Exhibit*

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
97	Clawback Policy*
101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Operations for the Years ended December 31, 2023 and 2022, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the Years ended December 31, 2023 and 2022; and (v) Notes to the Consolidated Financial Statements. The information in Exhibit 101 is "furnished" and not "filed" as provided in Rule 401 of Regulation S-T.
Notes:
*    – Filed herewith.
**    – Management contract or compensatory plan or arrangement.
***    – Portions of this exhibit have been omitted pursuant to Item 601(b)(10) as information that the Company customarily and actually treats that information as private or confidential and is not material.
†    – Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

Filings for the Company were made under the name ADA-ES, Inc. (File No. 000-50216) prior to July 1, 2013, the effective date of our reorganization, and under the name Advanced Emissions Solutions, Inc. (File No. 000-54992) starting on July 1, 2013. Filings for the Company were made under the name Advanced Emissions Solutions, Inc. (File No. 001-37822) starting on July 6, 2016. On February 1, 2024, the Company changed its name to Arq, Inc.
(c)Financial Statement Schedules. Please refer to Item 15(a) above.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arq, Inc.
(Registrant)

By	/s/ Robert Rasmus	By	/s/ Stacia Hansen
Robert Rasmus		Stacia Hansen
Chief Executive Officer (Principal Executive Officer)		Chief Accounting Officer (Principal Financial and Accounting Officer)

Date: March 12, 2024		Date: March 12, 2024
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Richard Campbell-Breeden	By	/s/ Jeremy Blank
Richard Campbell-Breeden, Director		Jeremy Blank, Director

Date: March 12, 2024		Date: March 12, 2024

By	/s/ Carol Eicher	By	/s/ Gilbert Li
Carol Eicher, Director		Gilbert Li, Director

Date: March 12, 2024		Date: March 12, 2024

By	/s/ Julian McIntyre	By	/s/ Laurie Bergman
Julian McIntyre, Director		Laurie Bergman, Director

Date: March 12, 2024		Date: March 12, 2024

By	/s/ L. Spencer Wells	By	/s/ Robert Rasmus
L. Spencer Wells, Director		Robert Rasmus, Director

Date: March 12, 2024		Date: March 12, 2024