Form 10-Q
period 2024-03-31
Arq, Inc.
filed 2024-05-08
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-37822
______________________________________
ARQ, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	27-5472457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8051 E. Maplewood Ave., Ste. 210, Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)
(720) 598-3500
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	ARQ	Nasdaq Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐    No  ☒
As of May 2, 2024, there were 33,897,204 outstanding shares of Arq, Inc. common stock, par value $0.001 per share.

Part I. – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Arq, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$35,227	$45,361
Receivables, net	10,927	16,192
Inventories, net	21,683	19,693
Prepaid expenses and other current assets	4,201	5,215
Total current assets	72,038	86,461
Restricted cash, long-term	8,792	8,792
Property, plant and equipment, net of accumulated depreciation of $21,306 and $19,293, respectively	103,645	94,649
Other long-term assets, net	45,323	45,600
Total Assets	$229,798	$235,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,538	$14,603
Current portion of debt obligations	2,535	2,653
Other current liabilities	6,894	5,792
Total current liabilities	21,967	23,048
Long-term debt obligations, net of current portion	18,127	18,274
Other long-term liabilities	14,540	15,780
Total Liabilities	54,634	57,102
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: par value of $0.001 per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock: par value of $0.001 per share, 100,000,000 shares authorized, 38,093,129 and 37,791,084 shares issued, and 33,474,983 and 33,172,938 shares outstanding at March 31, 2024 and December 31, 2023, respectively	38	38
Treasury stock, at cost: 4,618,146 and 4,618,146 shares as of March 31, 2024 and December 31, 2023, respectively	(47,692)	(47,692)
Additional paid-in capital	154,694	154,511
Retained earnings	68,124	71,543
Total Stockholders’ Equity	175,164	178,400
Total Liabilities and Stockholders’ Equity	$229,798	$235,502

See Notes to the Condensed Consolidated Financial Statements

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Revenue	$21,740	$20,805

Cost of revenue, exclusive of depreciation and amortization	13,713	17,175

Operating expenses:
Selling, general and administrative	7,666	11,283
Research and development	1,625	732
Depreciation, amortization, depletion and accretion	1,716	2,137
Gain on sale of Marshall Mine, LLC	—	(2,695)
Total operating expenses	11,007	11,457
Operating loss	(2,980)	(7,827)
Other income (expense):
Earnings from equity method investments	—	638
Interest expense	(791)	(534)
Other	352	182
Total other (expense) income	(439)	286
Loss before income taxes	(3,419)	(7,541)
Income tax benefit	—	33
Net loss	$(3,419)	$(7,508)
Loss per common share (Note 1):
Basic	$(0.09)	$(0.32)
Diluted	$(0.09)	$(0.32)
Weighted-average number of common shares outstanding:
Basic	37,062	23,770
Diluted	37,062	23,770

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2024	37,791,084	$38	(4,618,146)	$(47,692)	$154,511	$71,543	$178,400
Stock-based compensation	81,253	—	—	—	782	—	782
Repurchase of common shares to satisfy minimum tax withholdings	(104,163)	—	—	—	(599)	—	(599)
Exercise of warrant, net	324,955	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,419)	(3,419)
Balances, March 31, 2024	38,093,129	$38	(4,618,146)	$(47,692)	$154,694	$68,124	$175,164

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2023	23,788,319	$24	(4,618,146)	$(47,692)	$103,698	$83,949	$139,979
Stock-based compensation	483,242	—	—	—	563	—	563
Issuance of common stock pursuant to Arq Acquisition, net of offering costs	3,814,864	4	—	—	12,433	—	12,437
Issuance of common stock related to PIPE Investment, net of offering costs	3,842,315	4	—	—	15,216	—	15,220
Issuance of warrant	—	—	—	—	826	—	826
Repurchase of common shares to satisfy minimum tax withholdings	(74,104)	—	—	—	(146)	—	(146)
Preferred stock dividends declared on redeemable preferred stock	—	—	—	—	—	(157)	(157)
Net loss	—	—	—	—	—	(7,508)	(7,508)
Balances, March 31, 2023	31,854,636	$32	(4,618,146)	$(47,692)	$132,590	$76,284	$161,214

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(3,419)	$(7,508)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, depletion and accretion	1,716	2,137
Stock-based compensation expense	782	563
Operating lease expense	596	738
Amortization of debt discount and debt issuance costs	149	—
Gain on sale of Marshall Mine, LLC	—	(2,695)
Earnings from equity method investments	—	(638)
Other non-cash items, net	(19)	11
Changes in operating assets and liabilities:
Receivables and related party receivables	5,264	3,867
Prepaid expenses and other assets	1,067	3,360
Inventories, net	(1,240)	(2,312)
Other long-term assets, net	(556)	(479)
Accounts payable and accrued expenses	(3,481)	(14,025)
Other current liabilities	1,190	(210)
Operating lease liabilities	(592)	(787)
Other long-term liabilities	(931)	273
Net cash provided by (used in) operating activities	526	(17,705)
Cash flows from investing activities
Acquisition of property, plant, equipment, and intangible assets, net	(9,596)	(3,545)
Acquisition of mine development costs	(51)	(38)
Cash and restricted cash acquired in business acquisition	—	2,225
Payment for disposal of Marshall Mine, LLC	—	(2,177)
Distributions from equity method investees in excess of cumulative earnings	—	638
Net cash used in investing activities	(9,647)	(2,897)
Cash flows from financing activities
Repurchase of common stock to satisfy tax withholdings	(599)	(146)
Principal payments on finance lease obligations	(280)	(295)
Principal payments on CTB Loan	(134)	(41)
Net proceeds from common stock issued in PIPE Investment	—	15,220
Net proceeds from CFG Loan, related party, net of discount and issuance costs	—	8,522
Net cash (used in) provided by financing activities	(1,013)	23,260
(Decrease) increase in Cash and Restricted Cash	(10,134)	2,658
Cash and Restricted Cash, beginning of period	54,153	76,432
Cash and Restricted Cash, end of period	$44,019	$79,090
Supplemental disclosure of non-cash investing and financing activities:
Change in accrued purchases for property and equipment	$1,415	$520
Equity issued as consideration for acquisition of business	$—	$31,205
Paid-in-kind dividend on Series A Preferred Stock	$—	$157
See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Basis of Presentation
Arq, Inc. ("Arq" or the "Company"), is an environmental technology company and is principally engaged in the sale of consumable air, water, and soil treatment solutions including activated carbon ("AC") and chemical technologies. The Company's proprietary AC products enable customers to reduce air, water, and soil contaminants, including mercury, per and polyfluoroalkyl substances ("PFAS") and other pollutants, to help our customers meet the challenges of existing and pending air quality and water regulations. The Company manufactures and sells AC and other chemicals used to capture and remove contaminants for coal-fired power generation, industrial, municipal water and air, water, and soil treatment and remediation markets (collectively, the advanced purification technologies or "APT" market).
The Company, formerly known as Advanced Emissions Solutions, Inc., is a Delaware corporation with its principal office located in Greenwood Village, Colorado, manufacturing, mining and logistics operations located in Louisiana and coal waste recovery and manufacturing operations located in Kentucky.
In February 2023, the Company acquired 100% of the equity of the subsidiaries of Arq Limited (the "Arq Acquisition," and hereafter the Arq Limited subsidiaries referred to as "Legacy Arq") to secure access to a feedstock, a manufacturing facility and certain patented processes as a means to manufacture additional granular activated carbon ("GAC") products for sale into the APT and other markets. With the Arq Acquisition, the Company now controls bituminous coal waste reserves and owns a manufacturing facility, both located in Corbin Kentucky (the "Corbin Facility"), and a process to recover and purify the bituminous coal waste for sale or further conversion to GAC products. Under this manufacturing process, the Company expects to be able to convert bituminous coal waste into a purified, microfine carbon powder known as Arq powderTM ("Arq Powder"). See further discussion of the Arq Acquisition in Note 2.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of Arq are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and with Article 10 of Regulation S-X of the Securities and Exchange Commission. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.
The unaudited Condensed Consolidated Financial Statements of Arq in this quarterly report ("Quarterly Report") are presented on a consolidated basis and include Arq and its wholly-owned subsidiaries (collectively, the "Company"). Also included within the unaudited Condensed Consolidated Financial Statements are the Company's unconsolidated equity investments, Tinuum Group and Tinuum Services, which are accounted for under the equity method of accounting, and Highview Enterprises Limited (the "Highview Investment"), which is accounted for in accordance with U.S. GAAP applicable to equity investments that do not qualify for the equity method of accounting.
Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated in consolidation for all periods presented in this Quarterly Report.
In the opinion of management, these Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary for a fair presentation of the results of operations, financial position, stockholders' equity and cash flows for the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"). Significant accounting policies disclosed therein have not changed.
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings per share, while considering other potentially dilutive securities.
For the three months ended March 31, 2024, potentially dilutive securities consist of unvested restricted stock awards ("RSAs"), stock options and contingent performance stock units ("PSUs"). For the three months ended March 31, 2023, potentially dilutive securities consisted of unvested RSAs and contingent PSUs.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the calculations of basic and diluted loss per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net loss	$(3,419)	$(7,508)
Less: Dividends declared on redeemable preferred stock	—	157
Loss attributable to common stockholders	$(3,419)	$(7,665)

Basic weighted-average common shares outstanding	37,062	23,770
Add: dilutive effect of equity instruments	—	—
Diluted weighted-average shares outstanding	37,062	23,770
Loss per share - basic	$(0.09)	$(0.32)
Loss per share - diluted	$(0.09)	$(0.32)
For the three months ended March 31, 2024 and 2023, potentially dilutive securities of 2.6 million and 4.2 million shares of common stock, respectively, are outstanding but are not included in the calculation of diluted net loss per share because the effect would be anti-dilutive.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There have been no changes in the Company's critical accounting estimates from those that were disclosed in the 2023 Form 10-K. Actual results could differ from these estimates.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
New Accounting Standards
In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ("ASU 2023-09"). ASU 2023-09 requires entities to disclose: (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. This update also makes several other changes to the income tax disclosure requirements. For public entities, the amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its income tax disclosures.
Note 2 - Arq Acquisition
On February 1, 2023 (the "Acquisition Date"), the Company entered into a securities purchase agreement (the "Purchase Agreement") with Arq Limited ("Arq Ltd.") to acquire 100% of the equity of Legacy Arq in exchange for consideration (the "Purchase Consideration") totaling $31.2 million, and consisting of (i) 3,814,864 shares of the Company's common stock, par value $0.001 per share (the "Common Stock") and (ii) 5,294,462 shares of the Company's Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock" or the "Preferred Shares").
The Company accounted for the Arq Acquisition as an acquisition of a business, and the total Purchase Consideration of $31.2 million was allocated to the acquired assets and assumed liabilities of Legacy Arq based on their estimated fair values as of the Acquisition Date. The Purchase Consideration was comprised of the fair values as of the Acquisition Date of 3,814,864 shares of Common Stock, valued at $12.4 million, and 5,294,462 Preferred Shares, valued at $18.8 million. The Company also incurred $8.7 million in acquisition-related costs, which were expensed as incurred during the fiscal years 2022 and 2023 and included in the "Selling, general and administrative" line item in the Statements of Operations for those years.
Legacy Arq's principal location is in Corbin, Kentucky where it operates the Corbin Facility, which processes bituminous coal waste into Arq Powder. Arq Powder can be used in high value applications, such as for a raw material to produce GAC products or as an additive in other applications. With the completion of the Arq Acquisition, the Company intends to use Arq Powder as a feedstock to produce high-quality AC for use in water and air purification markets. The Company expects to begin using Arq Powder to produce GAC products by the end of 2024.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Of the total Preferred Shares issued in the Arq Acquisition, 833,914 were held in escrow (the "Escrow Shares") based on a contingent redemption feature, (the "Contingent Redemption Feature," as defined below). The fair value of the Preferred Shares issued was determined to be $3.46 per Preferred Share on the Acquisition Date (the "Preferred Share Price") plus the value of the Contingent Feature related to the Escrow Shares. The Escrow Shares were converted into shares of Common Stock (the "Escrow Common Shares") on the Conversion Date, as defined below. .
Pursuant to the terms of the Series A Preferred Stock, on March 31, 2023, the Company declared a dividend of 68,464 Series A paid-in kind shares (the "PIK Dividend") with respect to the accrued dividends on the Preferred Shares for the first quarter of 2023. The PIK Dividend was recorded at the estimated fair value of $0.2 million as of March 31, 2023 and was paid on April 21, 2023.
On June 13, 2023 (the "Conversion Date"), the Company's stockholders approved the conversion of all of the outstanding shares of Series A Preferred Stock, including the Escrow Shares, and the corresponding issuance of shares of Common Stock. Upon such approval, each outstanding share of Series A Preferred Stock was automatically converted into the number of shares of Common Stock described below. Each share of Series A Preferred Stock was deemed to have an original issue price of $4.00 per share (the "Original Issue Amount"). The number of shares of Common Stock issued upon conversion of each share of Series A Preferred Stock was equal to the product of (i) the sum of (A) the Original Issue Amount plus (B) an amount equal to the cumulative amount of the accrued and unpaid dividends on such share at such time divided by (ii) the Original Issue Amount, subject to adjustment.
The Escrow Common Shares were withheld pending a determination by the United States Internal Revenue Service (the "IRS") that no tax withholding was required by Arq Ltd. on the Purchase Consideration issued to Arq Ltd. (the "Arq Ltd. Tax Liability"). The Company estimated the fair value of the potential Arq Ltd. Tax Liability at $3.3 million. In the event that the IRS determined that no withholding was required by Arq Ltd., all of the Escrow Common Shares would be released and delivered to Arq Ltd. In the event that the IRS determined that any amount of withholding was required by Arq Ltd., the Company agreed to redeem a sufficient number of Escrow Common Shares to fund the required payment to the IRS, and that number of Escrow Common Shares would be returned to the Company. In April 2024, the Company received notice from Arq Ltd. that the IRS had approved its filing for no tax withholding on the Purchase Consideration. Accordingly, in April 2024, the Company instructed its stock transfer agent to release the Escrow Common Shares to the Arq Ltd. stockholders.
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
Unaudited Pro Forma Financial Information
The following represents the pro forma effects for the three months ended March 31, 2023 of the Arq Acquisition as if it had occurred on January 1, 2023. The pro forma net loss for the period presented has been calculated after applying the Company’s accounting policies in effect for that period. In addition, pro forma net loss includes: (1) a decrease in depreciation and amortization of $0.2 million resulting from fair value adjustments to Property, plant, equipment; (2) an increase in amortization of $0.1 million resulting from fair value adjustments to intangible assets; and (3) increases to interest expense of $0.2 million for: (a) the issuance of the CFG Term Loan (as defined below) including stated interest and the amortization of the CFG Term Loan's discount and issuance costs and (b) amortization of debt discount related to a fair value adjustment to the CTB Term Loan (as defined below), which was assumed by the Company on the Acquisition Date; together with the income tax effects on (1) through (3). Since Arq had no revenues for the three months ended March 31, 2023, pro forma revenues are the same as the Company's reported revenues for that period.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended March 31,
(in thousands)	2023
Revenues	$20,805
Net loss	$(4,069)
Note 3 - Revenue
For the three months ended March 31, 2024 and 2023, all material performance obligations related to revenues recognized were satisfied at a point in time. For the three months ended March 31, 2024 and 2023, approximately 11% and 14%, respectively, of total revenue were generated in Canada, and all other revenues were generated in the U.S.
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
The following table shows the components of the Company's Receivables, net:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Trade and other receivables, net	$10,761	$11,330
Unbilled receivables	166	4,862
Receivables, net	$10,927	$16,192
Contract liabilities
Contract liabilities are comprised of deferred revenue, which represents an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer and, if deliverable within one year or less, are included in "Other current liabilities" in the Condensed Consolidated Balance Sheets and, if deliverable outside of one year, are included in "Other long-term liabilities" in the Condensed Consolidated Balance Sheets.
Note 4 - Inventories, net
The following table summarizes the Company's inventories as of March 31, 2024 and December 31, 2023:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Product inventory, net	$9,859	$9,524
Raw material inventory	11,824	10,169
Total inventories, net	$21,683	$19,693

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 - Debt Obligations

	As of
(in thousands)	March 31, 2024	December 31, 2023
CFG Loan due February 2027, related party	$10,000	$10,000
CTB Loan due January 2036	9,394	9,527
Finance lease obligations	3,183	3,465
	22,577	22,992
Unamortized debt discounts	(751)	(815)
Unamortized debt issuance costs	(1,164)	(1,250)
	20,662	20,927
Less: Current maturities	(2,535)	(2,653)
Total long-term debt obligations	$18,127	$18,274

CFG Loan
As required under the Purchase Agreement, and on February 1, 2023 (the "Closing Date"), the Company, as borrower, certain of its subsidiaries, as guarantors, and CF Global ("CFG"), a related party, as administrative agent and lender (the "Lender"), entered into a term loan (the "CFG Loan") in the amount of $10.0 million, less original issue discount ("OID") of $0.2 million, upon execution of a Term Loan and Security Agreement (the "CFG Loan Agreement"). The Company received net cash proceeds of $8.5 million after deducting the OID and debt issuance costs of $1.3 million. One of the Company's directors is a principal with CFG.
The CFG Loan Agreement also required the issuance of a warrant (the "Warrant") to CFG to purchase 325,457 shares of Common Stock (the "Warrant Shares") at an exercise price of $0.01 per share. The Warrant has a term of 7 years and contains a cashless exercise provision. On March 29, 2024, CFG exercised the warrant in full.
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
The Company may prepay the CFG Loan at any time subject to the following prepayment premium: (i) prior to the twelve month anniversary of the Closing Date, the Make-Whole Amount (as defined below), (ii) thereafter but prior to the thirty-six month anniversary of the Closing Date, 2.00% of the outstanding principal amount of the CFG Loan being repaid or prepaid or (iii) thereafter until the maturity date, 1.00% of the outstanding principal amount of the CFG Loan being repaid or prepaid. The "Make-Whole Amount," with respect to any repayment or prepayment, is (i) an amount equal to all required interest payable (except for currently accrued and unpaid interest) on the aggregate principal amount of the CFG Loan subject to such prepayment or repayment from the date of such prepayment or repayment through but excluding the date that is the first anniversary of the Closing Date calculated using an interest rate equal to (x) Adjusted Term SOFR for an interest period of one month in effect on the third U.S. Government Securities Business Day prior to such prepayment or repayment plus (y) 14.00% per annum and assuming all interest was paid in cash, plus (ii) a prepayment premium of 2.00% on the aggregate principal amount of the CFG Loan subject to such prepayment or repayment.
The CFG Loan is secured by substantially all of the assets of the Company and its subsidiaries (including those acquired in the Acquisition, but excluding those pledged as collateral (the "CTB Loan Assets") under the CTB Loan, as defined and described below), subject to customary exceptions. The CFG Loan Agreement includes, among others, the following covenants: (1) a minimum unrestricted balance of $5.0 million as of the end of each fiscal quarter; (2) (x) as of December 31, 2024, for the fiscal year then ended, the Company must have a minimum annual revenue, on a consolidated basis, of $85.0 million and (y) for any fiscal year thereafter, the Company must have a minimum annual revenue, on a consolidated basis, of $100.0 million; (3) (x) as of December 31, 2024, for the fiscal year then ended, the Company must have a minimum Consolidated EBITDA of $3.0 million and (y) for any fiscal year thereafter, the Company must have a minimum Consolidated EBITDA of $16.0 million; and (4) during a period including a LTV Trigger Event (as defined in the CFG Loan), ARQ must not exceed a loan to value ratio of 0.40:1.00 (based on the consolidated total assets of the Company and its subsidiaries, but excluding the CTB Loan Assets).
The Company allocated the cash proceeds of the CFG Loan to both the CFG Loan and the Warrant based on their relative fair values. The amount allocated to the Warrant was recorded as a debt discount and is amortized to interest expense over the term of the CFG Loan. The standalone fair value of the CFG Loan was based on a comparison of borrowings and associated credit

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
ratings consistent with those of the Company. As the Warrant is exercisable for $0.01 per share, the fair value was deemed to be equal to the fair value of the underlying shares, and accordingly, the fair value of the Warrant was determined as the number of shares issuable from the exercise of the Warrant (based on 1.0% of post-transaction fully diluted share capital, as defined in the Purchase Agreement) multiplied by the closing share price of the Company's common stock on the Acquisition Date.
CTB Loan
Upon completion of the Arq Acquisition, the Company assumed a term loan (the "CTB Loan") held by certain Arq subsidiaries as set out in the CTB Loan (the "Arq Subsidiaries") with a financial institution ("CTB") in the principal amount of $10.0 million. The Company recorded the CTB Loan on the Acquisition Date at its estimated fair value of $9.7 million, with the difference of $0.3 million between the estimated fair value and the principal amount recorded as a debt discount and recognized as interest expense over the term of the CTB Loan.
The CTB Loan was originally entered into on January 27, 2021 and is comprised of two promissory notes (the "Notes"): (1) "Note A" in the principal amount of $8.0 million, which is guaranteed by the U.S. Department of Agriculture; and (2) "Note B" in the principal amount of $2.0 million. The Notes mature on January 27, 2036 and bear interest at 6.0% per annum through January 2026 and at the prime rate plus 2.75% thereafter. The Company is required to make combined interest and principal payments monthly in the fixed amount of $0.1 million. Interest is computed and payable on the outstanding principal as of the end of the prior month and the balance of the fixed monthly payment amount is applied to the outstanding principal. The Notes carry a prepayment penalty of 3.0% of the outstanding principal if paid prior to January 27, 2024, 2.0% of the outstanding principal if paid prior to January 27, 2025 and 1.0% of the outstanding principal if paid prior to January 27, 2026. Thereafter, the Notes may be prepaid without penalty.
On June 2, 2023 (the "Amendment Date"), certain of the Arq Subsidiaries, which included Corbin Project LLC, Arq Projects Holding Company LLC, Arq St. Rose LLC, Arq Corbin LLC and Arq Corbin Land LLC (collectively, the "Borrowers") and CTB entered into a loan modification agreement (the "CTB Loan Modification Agreement") to the CTB Loan, as amended by that certain letter agreement by and among CTB and Borrowers dated January 21, 2022, and as otherwise amended, modified and/or extended by the parties from time to time (collectively, the "CTB Loan Agreement"). As consideration for CTB entering into the CTB Loan Modification Agreement, the Borrowers agreed to pay a fee of $50,000 plus additional fees incurred by CTB and were required to deposit an additional $0.7 million into a deposit account (the "Interest Reserve Account" as defined in the CTB Loan Agreement), where the Interest Reserve Account is held as collateral by CTB. The Borrowers may withdraw funds from the Interest Reserve Account beginning one year from the Amendment Date, subject to restrictions as stated in the CTB Loan Modification Agreement.
The CTB Loan Modification Agreement clarified and modified certain terms under the CTB Loan Agreement. The principal clarifications and modifications in effect are as follows:
•The Borrowers are not entitled to any further disbursements of proceeds under those promissory notes described in the CTB Loan Modification Agreement;
•CTB agreed to waive certain required financial covenants required as of December 31, 2023; and
•CTB is authorized to amend and/or amend and restate its then-current security instruments to include additional collateral represented by the Borrowers' acquisition of any equipment or other fixed and/or operating assets in which CTB does not then hold a lien or security interest.
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
The carrying values of both the CFG Loan and the CTB Loan approximate their fair values as both instruments bear interest at a rates indexed to market rates for similar instruments.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6 - Leases
The Company's operating and finance lease right-of-use ("ROU") assets and liabilities as of March 31, 2024 and December 31, 2023 consisted of the following items (in thousands):

	As of
Leases	March 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets, net of accumulated amortization (1)	$9,996	$10,592

Operating lease obligations, current	$1,823	$1,944
Long-term operating lease obligations	8,399	8,870
Total operating lease obligation	$10,222	$10,814

Finance Leases
Finance lease right-of-use assets, net of accumulated amortization (2)	$1,484	$1,694

Finance lease obligations, current	$2,007	$2,131
Long-term finance lease obligations	1,176	1,334
Total finance lease obligations	$3,183	$3,465
(1) Operating lease ROU assets are reported net of accumulated amortization of $3.0 million and $5.1 million as of March 31, 2024 and December 31, 2023, respectively.
(2) Finance lease ROU assets are reported net of accumulated amortization of $2.9 million and $2.7 million as of March 31, 2024 and December 31, 2023, respectively.
Operating leases
ROU assets under operating leases and operating lease liabilities are included in the "Other long-term assets" and "Other current liabilities" and "Other long-term liabilities" line items, respectively, in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.
Lease expense for operating leases for the three months ended March 31, 2024 was $1.4 million, of which $1.0 million is included in the "Cost of revenue, exclusive of depreciation and amortization" line item, and $0.4 million is included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations for those periods. Lease expense for operating leases for the three months ended March 31, 2023 was $1.4 million, of which $1.1 million is included in the "Cost of revenue, exclusive of depreciation and amortization" line item, and $0.3 million is included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations for those periods.
Finance leases
ROU assets under finance leases are included in the "Property, plant and equipment" line item in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. Interest expense related to finance lease obligations and amortization of ROU assets under finance leases are included in the "Interest expense" and "Depreciation, amortization, depletion and accretion" line items, respectively, in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Lease financial information as of and for the three months ended March 31, 2024 and 2023 is provided in the following table:

	Three Months Ended March 31,
(in thousands)	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$210	$223
Interest on lease liabilities	51	68
Operating lease cost	911	982
Short-term lease cost	336	409
Variable lease cost (1)	108	8
Total lease cost	$1,616	$1,690

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$51	$68
Operating cash flows for operating leases	$592	$787
Financing cash flows for finance leases	$280	$295
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Weighted-average remaining lease term - finance leases	1.6 years	2.5 years
Weighted-average remaining lease term - operating leases	7.6 years	7.7 years
Weighted-average discount rate - finance leases	5.9%	5.9%
Weighted-average discount rate - operating leases	11.5%	9.8%
(1) Primarily includes common area maintenance, property taxes and insurance payable to lessors.
Note 7 - Commitments and Contingencies
Surety Bonds and Restricted Cash
As the owner of the Five Forks Mine, the Company is required to post a surety bond with a regulatory commission related to performance requirements associated with the Five Forks Mine. As of March 31, 2024, the amount of this surety bond was $7.5 million.
The Company leases land adjacent to the Corbin Facility and is required to post surety bonds with a regulatory commission for reclamation. As of March 31, 2024, the amount of these surety bonds was $3.0 million.
The Company holds permits for an abandoned mine in West Virginia ("Mine 4") and is required to post a surety bond with a regulatory commission for reclamation. As of March 31, 2024, the amount of this surety bond was $0.7 million.
As of March 31, 2024 and December 31, 2023, the Company posted cash collateral of $8.5 million and $8.5 million, respectively, as required by the Company's surety bond providers, which is reported as long-term restricted cash in the Condensed Consolidated Balance Sheets. As of March 31, 2024, the Company holds a deposit of $0.4 million with a third party for collateral as required under a bonding arrangement for Mine 4. This deposit is included in "Other long-term assets, net" in the Condensed Consolidated Balance Sheet as of March 31, 2024.
The Company has a customer supply agreement that requires the Company to post a performance bond in an amount equal to the annual contract value of $3.7 million. As of March 31, 2024, the remaining commitment under this customer contract, which expires on December 31, 2024, was approximately $3.3 million.
Red River Plant Construction Contract
In January 2024, the Company executed a contract with a third-party contractor for the construction of a GAC facility at the Red River Plant, and immediately commenced construction operations. The Company expects to complete the GAC Facility by

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the end of 2024 and estimates that total construction costs will be in the range of $75.0 - $80.0 million.
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
As of March 31, 2024 and December 31, 2023, the Company has a contractual obligation (the "Tinuum Group Obligation") of $1.7 million for its share of certain contingent liabilities of Tinuum Group as required under the Distribution and Repayment Agreement (the "Repayment Agreement") that was executed in December 2022 by the Company and certain owners of Tinuum Group. The Tinuum Group Obligation is included in the "Other current liabilities" line item in the Consolidated Balance Sheet.
Legal Proceedings
The Company is from time to time subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes, the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements and judgments where management has assessed that a loss is probable and an amount can be reasonably estimated. As of March 31, 2024, there were no material pending legal proceedings to which the Company is a party.
Note 8 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of Prepaid expenses and other current assets, and Other long-term assets, net as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Prepaid expenses and other current assets:
Prepaid expenses	$1,436	$2,430
Prepaid income taxes and income tax refunds	186	349
Other	2,579	2,436
Total prepaid expenses and other current assets	$4,201	$5,215

Other long-term assets, net:
Right of use assets, operating leases, net	$9,996	$10,592
Spare parts, net	9,909	9,147
Intangible assets, net	7,793	7,899
Mine development costs, net	7,280	7,377
Upfront Customer Consideration (1)	5,840	5,967
Mine reclamation asset, net	1,922	1,955
Other	2,583	2,663
Total other long-term assets, net	$45,323	$45,600
(1) Represents remaining balance on consideration paid to a customer under a long-term supply contract executed in 2020. This asset is being amortized as a reduction to revenue on a straight-line basis over the expected 15-year contractual period of the contract.
Spare parts include critical spares required to support plant operations. Parts and supply costs are determined using the lower of cost or estimated replacement cost. Parts are recorded as maintenance expenses in the period in which they are consumed or are capitalized if applicable.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Mine development costs include acquisition costs, the cost of other development work and mitigation costs related to the Five Forks Mine and are depleted over the estimated life of the related mine reserves.
Mine reclamation asset, net represents an asset retirement obligation ("ARO") asset related to the Five Forks Mine and is depreciated over its estimated life.
As of March 31, 2024 and December 31, 2023, Other includes the Highview Investment in the amount of $0.6 million that is carried at cost, less impairment, plus or minus observable changes in price for identical or similar investments of the same issuer. Fair value measurements, if any, represent Level 2 measurements.
The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Other current liabilities:
Current portion of operating lease obligations	$1,823	$1,944
Sales, use and other taxes payable	1,133	948
Current portion of asset retirement obligations	1,168	182
Other(1)	2,770	2,718
Total other current liabilities	$6,894	$5,792

Other long-term liabilities:
Operating lease obligations, long-term	$8,399	$8,870
Asset retirement obligations	5,148	5,981
Other	993	929
Total other long-term liabilities	$14,540	$15,780
(1) Included in Other current liabilities is $1.7 million related to the Repayment Agreement as discussed in Note 7.
As of March 31, 2024 and December 31, 2023, the ARO related to the Five Forks Mine is included in Other long-term liabilities.
The Mine reclamation liabilities represent AROs. Changes in the AROs were as follows:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Asset retirement obligations, beginning of period	$6,163	$8,533
Asset retirement obligations assumed(1)	—	1,500
Accretion	162	582
Liabilities settled(2)	(9)	(4,866)
Changes due to scope and timing of reclamation	—	414
Asset retirement obligations, end of period	6,316	6,163
Less current portion	1,168	182
Asset retirement obligations, long-term	$5,148	$5,981
(1) Represents the Corbin ARO and Mine 4 ARO in the amounts of $0.5 million and $1.0 million, respectively.
(2) Represents the removal of the ARO associated with Marshall Mine, LLC as a result of the sale of Marshall Mine, LLC in March 2023.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental Income Statement Information
Tinuum Group, LLC
As of March 31, 2024 and December 31, 2023, the Company's ownership interest in Tinuum Group, an equity method investment, was 42.5%. For the three months ended March 31, 2023, the Company recognized earnings from Tinuum Group of $0.6 million. Tinuum Group, LLC commenced winding down their operations as of December 31, 2021. For the three months ended March 31, 2024 and 2023, the Company recognized expense of $0.2 million and $0.2 million, respectively, in Cost of revenue, exclusive of depreciation and amortization, related to royalties owed to Tinuum Group under an agreement for certain of our sales of M-ProveTM products.
Note 9 - Stockholders' Equity
Stock Repurchase Program
As of March 31, 2024, the Company had $7.0 million remaining under a stock repurchase program, which will remain in effect until all amounts are utilized or is otherwise modified by the Board. The Company did not repurchase any shares during the three months ended March 31, 2024 or 2023.
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
On April 12, 2024, the Board approved the Seventh Amendment to the TAPP (the "Seventh Amendment"), which amends the TAPP, as previously amended by the First, Second, Third, Fourth, Fifth and Sixth Amendments that were approved the Board on April 6, 2018, April 5, 2019, April 9, 2020, April 9, 2021, March 15, 2022, and April 13, 2023, respectively. The Seventh Amendment amends the definition of "Final Expiration Date" under the TAPP to extend the duration of the TAPP and makes associated changes in connection therewith. Pursuant to the Seventh Amendment, the Final Expiration Date shall be the close of business on the earlier of (i) December 31, 2025 or (ii) December 31, 2024 if stockholder approval of the Seventh Amendment has not been obtained prior to such date.
Note 10 - Stock-Based Compensation
The Company grants equity-based awards to employees, non-employee directors and consultants that may include, but are not limited to, RSAs, PSUs, restricted stock units and stock options. Stock-based compensation expense related to manufacturing employees and administrative employees is included in the "Cost of revenue" and "Selling, general and administrative" line items, respectively, in the Condensed Consolidated Statements of Operations. Stock-based compensation expense related to non-employee directors and consultants is included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations.
Total stock-based compensation expense for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
RSA expense	$446	$488
PSU expense	276	75
Stock option expense	60	—
Total stock-based compensation expense	$782	$563

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The amount of unrecognized compensation cost as of March 31, 2024, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of March 31, 2024
(in thousands, expect years)	Unrecognized Compensation Cost	Expected Weighted- Average Period of Recognition (in years)
RSA expense	$1,193	1.37
PSU expense	717	1.19
Stock option expense	557	2.30
Total unrecognized stock-based compensation expense	$2,467	1.53
Restricted Stock Awards
RSAs are typically granted with vesting terms of three years. The fair value of RSAs is determined based on the closing price of the Company's common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for RSAs is generally recognized on a straight-line basis over the entire vesting period.
A summary of RSA activity under the Company's various stock compensation plans for the three months ended March 31, 2024 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2024	790,005	$3.10
Granted	91,892	$2.85
Vested	(367,029)	$3.49
Forfeited	(10,639)	$3.41
Non-vested at March 31, 2024	504,229	$2.79
Performance Share Units
Compensation expense for PSUs is recognized on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant. The estimated fair value at the date of grant is determined using a Monte Carlo simulation model for those PSUs with market-based performance conditions. A summary of PSU activity for the three months ended March 31, 2024 is presented below:

	Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
PSUs outstanding, January 1, 2024	968,918	$2.06
Granted	—	—
Vested / Settled(1)	—	—
Forfeited / Canceled	(42,825)	7.09
PSUs outstanding, March 31, 2024	926,093	$1.82	$6,001	1.19
(1) The number of units shown in the table above are based on target performance. The final number of shares of common stock issued may vary depending on the achievement of market conditions established within the awards, which could result in the actual number of shares issued ranging from zero to a maximum of two times the number of units shown in the above table. For the three months ended March 31, 2024, no shares of common stock were issued upon vesting of PSUs.

Arq, Inc. and Subsidiaries
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
Risk-free interest rate - The risk-free interest rate for stock options granted was determined by using a zero-coupon U.S. Treasury rate for the periods that coincided with the expected term of the options.
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
The Company did not grant any stock options during the three months ended March 31, 2024 and 2023. A summary of stock option activity for the three months ended March 31, 2024 is presented below:

	Number of Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)

Options outstanding, January 1, 2024	1,000,000	$3.00
Options granted	—	—
Options exercised	—	—
Options expired / forfeited	—	—
Options outstanding, March 31, 2024	1,000,000	$3.00	$3,480	9.30
Options vested and exercisable, March 31, 2024	—	$—	$—	0.00
Note 11 - Income Taxes
For the three months ended March 31, 2024 and 2023, the Company's income tax benefit and effective tax rates were:

	Three Months Ended March 31,
(in thousands, except for rate)	2024	2023
Income tax benefit	$—	$33
Effective tax rate	—%	—%
The Company incurred pretax loss for the three months ended March 31, 2024 and expects to incur pretax loss for the year ending December 31, 2024. As a result, the effective rate for the three months ended March 31, 2024 was zero as the resultant tax benefit was offset by a valuation allowance recorded as of March 31, 2024.
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
Note 12 - Marshall Mine
On March 27, 2023, (the "MM Closing Date"), the Company completed the sale of all of its membership interests in Marshall Mine, LLC to a third party (the "Buyer") in exchange for a cash payment of $2.2 million (the "MM Purchase Price") made by

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the Company to the Buyer and the assumption by the Buyer of certain liabilities of Marshall Mine, LLC. As of the MM Closing Date, Marshall Mine, LLC had outstanding liabilities of approximately $4.9 million that were discharged upon payment of the MM Purchase Price by the Company, and the Company recognized a gain of approximately $2.7 million in the Statement of Operations for the three months ended March 31, 2024.
Note 13 - Subsequent Events
Unless disclosed elsewhere in the notes to the Condensed Consolidated Financial Statements, there were no significant matters that occurred subsequent to March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read together with the unaudited Condensed Consolidated Financial Statements and notes of Arq, Inc. ("Arq" or the "Company") included elsewhere in Item 1 of Part I ("Item 1") of this Quarterly Report and with the audited consolidated financial statements and the related notes of Arq included in the 2023 Form 10-K.
The results of operations discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are those of Arq, Inc. and its consolidated subsidiaries, collectively, the "Company," "we," "our" or "us."
Overview
We are an environmental technology company and are principally engaged in the sale of consumable air and water treatment solutions primarily based on Activated Carbon ("AC"). Our proprietary AC products enable customers to reduce air, soil, and water contaminants, including mercury, per - and polyfluoroalkyl substances ("PFAS") and other pollutants, to help our customers maximize effectiveness and to improve operating efficiencies to meet the challenges of existing and pending air quality, soil, and water regulations. We manufacture and sell AC and other chemicals used to capture and remove contaminants for coal-fired power generation, industrial and water treatment markets, which we collectively refer to as the advanced purification technologies ("APT") market.
Our primary products are comprised of AC, which is produced from a variety of carbonaceous raw materials. Our AC products include both powdered activated carbon ("PAC") and granular activated carbon ("GAC"). Additionally, we own the Five Forks Mine, a lignite mine that currently supplies the primary raw material for the manufacturing of our products.
In February 2023, we acquired 100% of the equity of the subsidiaries of Arq Limited (hereafter the Arq Limited subsidiaries referred to as "Legacy Arq", and the acquisition itself referred to as the "Arq Acquisition") to secure access to a feedstock, a manufacturing facility and certain patented processes as a means to manufacture additional GAC products for sale into the APT and other markets. With the Arq Acquisition, we now control bituminous coal waste reserves and own a manufacturing facility, both located in Corbin, Kentucky (the "Corbin Facility"), and a process to recover and purify the bituminous coal fines for sale or further conversion to GAC products. Under this manufacturing process, we convert coal waste into a purified, microfine carbon powder known as Arq powderTM ("Arq Powder"). We expect to begin using Arq Powder as a feedstock to manufacture high-quality GAC products for sale in the APT and other markets by the end of 2024.
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
In February 2024, as part of a larger rebranding, we changed our name to Arq, Inc., and on February 1, 2024, our common stock commenced trading under the ticker symbol, "ARQ".
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
For the three months ended March 31, 2024, we experienced a decrease in demand for our products from certain coal-fired dispatch and electricity power generation customers. This was primarily due to lower than anticipated natural gas prices, resulting in several large utility customers opting to use natural gas versus coal as a primary source for power generation, and mild temperatures during the winter and spring seasons, resulting in lower demand for power generation compared to 2023. We expect that natural gas prices will remain relatively consistent through 2024 due to surplus natural gas reserves in storage, which, we expect, will negatively impact sales of our products even with higher than average summer temperatures.
On April 10, 2024, the United States Environmental Protection Agency ("EPA") issued its first nationally enforceable PFAS National Primary Drinking Water Regulation, confirming a material tightening to an existing framework of guidance and regulations relating to the control and limitation of PFAS in municipal water. The regulatory changes are anticipated to phase in over an approximate five-year period. We expect the implementation of the announced regulations will drive a material increase in GAC demand in the water purification market.

Results of Operations
For the three months ended March 31, 2024, we recognized net loss of $3.4 million compared to net loss of $7.5 million for the three months ended March 31, 2023. The most significant factors impacting results for the comparable prior year period were expenses related to the Arq Acquisition during 2023 that did not occur in 2024, and higher revenues as a result of increased average selling price, partially offset by a decrease in demand for our AC and chemical products with power generation customers, primarily due to continued low prices of alternative energy sources for power generation.
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
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue and Cost of revenue
A summary of the components of our Revenue and Cost of revenue for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Revenue	$21,740	$20,805	$935	4%
Cost of revenue, exclusive of depreciation and amortization	$13,713	$17,175	$(3,462)	(20)%
* Percent change in excess of 100% not considered meaningful.
Revenue and Cost of revenue
For the three months ended March 31, 2024, revenue increased from the comparable quarter in 2023 primarily driven by overall higher pricing and favorable product mix of approximately $1.3 million and $1.3 million, respectively. Offsetting these increases to revenue were approximately $1.7 million attributable to lower volumes sold. Product volumes were lower among power generation customers primarily due to low natural gas prices compared to the same quarter in 2023, which contributed to decreased utilization of coal-fired generation and decreased demand for our products. The average Henry Hub natural gas spot prices ($/MMBtu) for the three months ended March 31, 2024 and 2023 were $2.13 and $2.65, respectively.
Gross margin, exclusive of depreciation and amortization, increased for the three months ended March 31, 2024 compared to the corresponding quarter in 2023. Driving the increase in gross margin was a decrease in the price of our feedstock and additives, primarily as a result of decreased production volumes for the three months ended March 31, 2024 from the corresponding quarter in 2023 and lower raw material input costs. Offsetting the overall increase in gross margin for the three months ended March 31, 2024 from the corresponding quarter in 2023 were higher fixed costs as a percentage of total cost of revenue primarily due to lower production volumes for the three months ended March 31, 2024 from the corresponding quarter in 2023.
We expect that revenue and gross margin will continue to be positively impacted by our product price increases and our efforts to move our product mix to higher margin products. We anticipate that the product price increases will help offset decreases in volumes due to prices of alternative energy sources impacting the demand for our AC and chemical products related to power generation. However, there is risk to our gross margin outlook driven by inflationary pressures that may increase our overall operating costs for our manufacturing operations.
Revenue continues to be affected by electricity demand driven by seasonal weather and related power generation needs, as well as competitor prices related to alternative power generation sources such as natural gas and renewables.

Operating Expenses
A summary of the components of our operating expenses for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Operating expenses:
Selling, general and administrative	$7,666	$11,283	$(3,617)	(32)%
Research and development	1,625	732	893	*
Depreciation, amortization, depletion and accretion	1,716	2,137	(421)	(20)%
Gain on sale of Marshall Mine, LLC	—	(2,695)	2,695	*
	$11,007	$11,457	$(450)	(4)%
* Percent change in excess of 100% not considered meaningful.
Selling, General and Administrative
A summary of the components of selling, general and administrative expenses for the three months ended March 31, 2024 and 2023, exclusive of cost of revenue items (presented above), is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Payroll and benefits	$2,649	$4,329	$(1,680)	(39)%
Legal and professional fees	1,633	4,465	(2,832)	(63)%
General and administrative	3,384	2,489	895	36%
Total Selling, general and administrative	$7,666	$11,283	$(3,617)	(32)%
Payroll and benefits
Payroll and benefits, which represent costs related to selling, general and administrative personnel, decreased for the three months ended March 31, 2024 compared to the corresponding quarter in 2023 primarily due to $1.3 million related to severance expense of former executives of Arq, Limited incurred during the three months ended March 31, 2023.
Legal and professional fees
Legal and professional fees decreased for the three months ended March 31, 2024 compared to the corresponding quarter in 2023 primarily from a decrease in legal and consulting costs incurred related to the Arq Acquisition.
General and administrative
General and administrative expenses increased for the three months ended March 31, 2024 compared to the corresponding quarter in 2023 by approximately $0.9 million quarter over quarter, primarily related to increases in rent and occupancy expense, franchise tax, travel, and Board compensation, as three new directors were added to the Board in connection with the Arq Acquisition.
Research and development
Research and development expense increased for the three months ended March 31, 2024 compared to the corresponding quarter in 2023, primarily due to conducting product qualification testing in the first quarter of 2024 with potential lead-adopters as part of our ongoing GAC contracting process.
Depreciation, amortization, depletion and accretion
Depreciation, amortization depletion and accretion expense decreased by approximately $0.4 million for the three months ended March 31, 2024 compared to the corresponding quarter in 2023, primarily due to increased absorption in inventory, partially offset by increased depreciation related to Legacy Arq assets purchased in Q1 2023.
Gain on sale of Marshall Mine, LLC
As discussed above, for the three months ended March 31, 2023, we recognized a gain of $2.7 million on the sale of Marshall Mine, LLC.

Other Income (Expense), net
A summary of the components of other income (expense), net for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Other income (expense):
Earnings from equity method investments	$—	$638	$(638)	(100)%
Interest expense	(791)	(534)	(257)	48%
Other	352	182	170	93%
Total other (expense) income	$(439)	$286	$(725)	*
* Percent change in excess of 100% not considered meaningful.
Earnings from equity method investments
Earnings from equity method investments for the three months ended March 31, 2023 represented cash distributions from Tinuum Group and Tinuum Services. Tinuum Group and Tinuum Services began winding down their services in 2023.
Additional information related to equity method investments is included in Note 8 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.
Interest expense
Interest expense increased for the three months ended March 31, 2024 compared to the corresponding quarter in 2023 primarily due to interest expense incurred for the three months ended March 31, 2024 of $0.6 million related to the CFG Term Loan, which was entered into on February 1, 2023 in connection with the Arq Acquisition, and $0.1 million related to the CTB Loan, which we assumed in the Arq Acquisition.
Other
The increase in Other for the three months ended March 31, 2024 is primarily driven by interest income of $0.4 million generated from the use of cash sweep accounts during the quarter.
Income tax expense
For three months ended March 31, 2024, we had pretax loss of $3.4 million and recorded no income tax benefit for the pretax loss due to the recording of a full valuation allowance based on our forecast of pretax loss for the year ending December 31, 2024. For the three months ended March 31, 2023, we had pretax loss of $7.5 million and recorded no income tax benefit for the pretax loss due to the recording of a full valuation allowance based on our forecast of pretax loss for the year ended December 31, 2023.

Non-GAAP Financial Measures
To supplement our financial information presented in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), we provide certain supplemental financial measures, including EBITDA and Adjusted EBITDA, which are measurements that are not calculated in accordance with U.S. GAAP. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and Adjusted EBITDA is defined as EBITDA reduced by the non-cash impact of equity earnings from equity method investments and other non-cash gains, increased by cash distributions from equity method investments and other non-cash losses. EBITDA and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income (loss) in accordance with U.S. GAAP as a measure of performance. See below for a reconciliation from net loss, the nearest U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA.
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
EBITDA and Adjusted EBITDA:
The following table reconciles net loss, our most directly comparable as-reported financial measure calculated in accordance with U.S. GAAP, to EBITDA loss and Adjusted EBITDA loss.

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss (1)	$(3,419)	$(7,508)
Depreciation, amortization, depletion and accretion	1,716	2,137
Amortization of Upfront Customer Consideration	127	127
Interest expense, net	432	289
Income tax benefit	—	(33)
EBITDA loss	(1,144)	(4,988)
Cash distributions from equity method investees	—	638
Equity earnings	—	(638)
Gain on sale of Marshall Mine, LLC	—	(2,695)
Adjusted EBITDA loss	$(1,144)	$(7,683)
(1) Included in Net loss for the three months ended March 31, 2023 are $4.4 million of transaction and integration costs incurred related to the Arq Acquisition. Additionally, for the three months ended March 31, 2023, Net loss included $0.9 million of Legacy Arq payroll and benefit costs.

Liquidity and Capital Resources
Current Resources and Factors Affecting Our Liquidity
As of March 31, 2024, our principal sources of liquidity included:
•cash on hand of $35.2 million, excluding $8.8 million of restricted cash; and
•our operations.
As of March 31, 2024, our principal uses of liquidity included:
•our business operating expenses;
•capital expenditures, including those related to our Red River Plant expansion and commissioning of the Corbin Facility, and spare parts expenditures;
•payments on our lease obligations; and
•payments on our debt obligations.
Cash Flows
Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023
Cash and restricted cash decreased from $54.2 million as of December 31, 2023 to $44.0 million as of March 31, 2024. The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Cash and restricted cash provided by (used in):
Operating activities	$526	$(17,705)	$18,231
Investing activities	(9,647)	(2,897)	(6,750)
Financing activities	(1,013)	23,260	(24,273)
Net change in cash and restricted cash	$(10,134)	$2,658	$(12,792)
Cash flow from operating activities
Cash flows provided by (used in) operating activities for the three months ended March 31, 2024 increased by $18.2 million compared to the three months ended March 31, 2023. The net increase was primarily attributable to a decrease in cash used in accounts payable and accrued expenses of $10.5 million, primarily from payments of Legacy Arq assumed liabilities, comprised of accrued employee-related compensation and accrued transaction costs related to the Arq Acquisition in 2023; net loss of $3.4 million recognized for the three months ended March 31, 2024 compared to net loss of $7.5 million recognized for the three months ended March 31, 2023; the add-back of a non-cash gain of $2.7 million recognized from the sale of Marshall Mine, LLC for the three months ended March 31, 2023; and an increase in non-cash net working capital, excluding accounts payable and accrued expenses, of $0.5 million.
Cash flow from investing activities
Cash flows used in investing activities increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 by $6.8 million primarily as a result of an increase in property, plant and equipment additions of $6.1 million from construction activities at our Red River Plant expansion; $2.2 million of cash acquired in the Arq Acquisition; and a decrease in distributions from equity earnings in excess of cumulative earnings of $0.6 million. Partially offsetting the net increase in cash flows used in investing activities was a cash payment of $2.2 million made in March 2023 required in the sale of Marshall Mine, LLC.
Cash flow from financing activities
Cash flows (used in) provided by financing activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 increased by $24.3 million primarily due to net proceeds from the PIPE Investment of $15.2 million and the net borrowings, net of debt issuance costs paid, of $8.5 million from the CFG Loan during the three months ended March 31, 2023.

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
We expect that our cash on hand as of March 31, 2024 and anticipated proceeds from additional debt financing will provide sufficient liquidity to fund operations for the next 12 months while maintaining the cadence of our capital expenditures.
Capital expenditures
We have targeted the end of 2024 for the completion of our Red River Plant expansion, which is necessary to commence production of our new GAC products. To meet this target, we need to incur substantial capital spend in excess of our originally forecasted amount for additional equipment, labor, and project costs. The Company anticipates financing the timely completion of the project funded with cash on hand, cash generation, ongoing cost reduction initiatives, potential customer prepayments for GAC contracts, and a planned refinancing and expansion of the CFG Loan. If we are not able to secure expanded or additional financing, the project timeline for our Red River Plant expansion will be delayed beyond the end of 2024.
During 2024, we expect to spend between $55 and $60 million on the Red River Plant expansion, depending on the pace of the project, as well as between $5 and $10 million to complete our commissioning of the Corbin Facility. Capital expenditures planned for 2024 are dependent on many factors, including the ability to raise additional funding, which may impact the timing and amount of capital expenditures.
Surety Bonds
As of March 31, 2024, we had outstanding surety bonds with regulatory commissions totaling $11.2 million primarily related to the Five Forks Mine and the Corbin Facility. As of March 31, 2024, and as required by our surety bond provider, we held restricted cash of $8.5 million pledged as collateral related to performance requirements required under a reclamation contract for the Five Forks Mine and the Corbin Facility. We expect that the obligations secured by these surety bonds will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related surety bonds may be released and collateral requirements may be reduced. However, in the event any surety bond is called, our indemnity obligations could require us to reimburse the surety bond provider.
Long Term Requirements
For a discussion of our long-term cash requirements, see Item 1. Note 5 of this Report.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates have not changed from those reported in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II in the 2023 Form 10-K.
Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for information regarding recently issued accounting standards applicable to us.
Forward-Looking Statements Found in this Quarterly Report
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve risks and uncertainties. In particular such forward-looking statements are found in this Item 2 of Part I above. Words or phrases such as "anticipates," "believes," "expects," "intends," "plans," "estimates," "predicts," the negative expressions of such words, or similar expressions are used in this Quarterly Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:
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
(n)the timing and amounts of, or changes in, future revenues, backlog, funding for our business and projects, margins, expenses, earnings, tax rates, cash flows, royalty payment obligations, working capital, liquidity and other financial and accounting measures;
(o)the amount and timing of future capital expenditures needed for our business plan;
(p)the amount, timing, and favorability of terms related to additional required financing
(q)awards of patents designed to protect our proprietary technologies both in the U.S. and other countries;
(r)the adoption and scope of regulations to control certain chemicals in drinking water and other environmental concerns;
(s)the impact of adverse global macroeconomic conditions, including rising interest rates, recession fears and inflationary pressures, and geopolitical events or conflicts;
(t)opportunities to effectively provide solutions to U.S. coal-related businesses to comply with regulations, improve efficiency, lower costs and maintain reliability; and;
(u)the impact of prices of competing power generation sources such as natural gas and renewable energy on demand for our products.
The forward-looking statements included in this Quarterly Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, timing of new and pending regulations and any legal challenges to or extensions of compliance dates of them; the U.S. government’s failure to promulgate regulations that benefit our business; changes in laws and regulations, accounting rules, prices, economic conditions and market demand; impact of competition; availability, cost of and demand for alternative energy sources and other technologies; technical, start up and operational difficulties; competition within the industries in which the Company operates; our inability to commercialize our products on favorable terms; our inability to effectively and efficiently commercialize new products; changes in construction costs or availability of construction materials; our inability to effectively manage construction and startup of the Red River GAC Facility or Corbin Facility; our inability to obtain required financing or financing on terms that are favorable to us; our inability to ramp up our operations to effectively address recent and expected growth in our business; loss of key personnel; ongoing effects of the inflation and macroeconomic uncertainty, including from the ongoing pandemic and armed conflicts around the world, and such uncertainty's effect on market demand and input costs; availability of materials and equipment for our business; intellectual property infringement claims from third parties; pending litigation; as well as other factors relating to our business strategy, goals and expectations concerning the Arq Acquisition (including future operations, future performance or results); our ability to maintain relationships with customers, suppliers and others with whom it does business and meet supply requirements, or its results of operations and business generally; risks related to diverting management's attention from our ongoing business operations; costs related to the Arq Acquisition; opportunities for additional sales of our AC products and end-market diversification; the timing and scope of new and pending regulations and any legal challenges to or extensions of compliance dates of them; our ability to meet customer supply requirements; the rate of coal-fired power generation in the U.S., the timing and cost of capital expenditures and the resultant impact to our liquidity and cash flows as described in our filings with the SEC, with particular emphasis on the risk factor disclosures contained in those filings. You are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Quarterly Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information under this Item is not required to be provided by smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
On February 1, 2023, we acquired Legacy Arq and, as permitted by Securities and Exchange Commission Staff interpretative guidance for newly acquired businesses, management excluded Legacy Arq from our assessment of internal control over financial reporting as of December 31, 2023. We are in the process of documenting and testing Legacy Arq's internal controls over financial reporting and will incorporate Legacy Arq into our annual report on internal control over financial reporting for the year ending December 31, 2024.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation, claims and other proceedings related to the conduct of our business. Information with respect to this item may be found in Note 7 "Commitments and Contingencies" to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report.
Item 1A. Risk Factors
There have been no material updates to our risk factors as disclosed in the fiscal year 2023 annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 17, 2023, we entered into a Subscription Agreement (the "Subscription Agreement") with Mr. Robert "Bob" Rasmus and entities controlled by Mr. Rasmus, in connection with his appointment as our President and Chief Executive Officer. Pursuant to the Subscription Agreement, Mr. Rasmus subscribed for and agreed to purchase 950,000 shares of our common stock, par value $0.001 per share, from the Company for an aggregate purchase price of $1,800,000 (at a price per share of approximately $1.90). In September 2023, we received cash of $1.0 million and issued 527,779 shares of our common stock to Mr. Rasmus pursuant to the Subscription Agreement. On April 24, 2024, we received cash of $0.8 million and issued 422,221 shares of our common stock pursuant to the Subscription Agreement.
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
Share Repurchases
We maintain a program to repurchase up to $20.0 million of shares of our common stock under a stock repurchase program through open market transactions at prevailing market prices, of which $7.0 million remained available as of March 31, 2024. No repurchases were made during the three months ended March 31, 2024.
Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the first quarter of 2024 to satisfy their respective tax obligations related to stock-based awards.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2024	15,474	$2.71	N/A	N/A
February 1 to February 29, 2024	—	$—	N/A	N/A
March 1 to March 31, 2024	88,689	$6.28	N/A	N/A
Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Conformed Copy of the Bylaws of Arq, Inc., as amended*
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective February 1, 2024	8-K	001-37822	3.1	January 31, 2024
10.1	Contract for Construction, by and between ADA Carbon Solutions (Red River), LLC and The Wieland-Davco Corporation, dated as of January 19, 2024	8-K	001-37822	10.1	January 24, 2024
10.2	Amendment To Master Agreement For Supply Of Furnace Products, by and between Arq Solutions (Red River), LLC and Norit Americas, Inc., dated as of February 8, 2024	8-K	001-37822	10.1	February 13, 2024
10.3	Seventh Amendment to Tax Asset Protection Plan dated as of April 15, 2024, by and between the Company and Computershare Trust Company, N.A., as rights agent.	8-K	001-37822	4.1	April 16, 2024
31.1	Certification of Principal Executive Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Principal Financial Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Arq, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
95.1	Mine Safety Disclosure Exhibit*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
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

Arq, Inc.
(Registrant)

May 8, 2024	By:	/s/ Robert Rasmus
Robert Rasmus
Chief Executive Officer
(Principal Executive Officer)

May 8, 2024	By:	/s/ Stacia Hansen
Stacia Hansen
Chief Accounting Officer
(Principal Financial Officer)