Form 10-Q
period 2024-06-30
Arq, Inc.
filed 2024-08-12
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes  ☐    No  ☒
As of August 8, 2024, there were 36,513,855 outstanding shares of Arq, Inc. common stock, par value $0.001 per share.

Part I. – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Arq, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$28,478	$45,361
Receivables, net	15,812	16,192
Inventories, net	22,648	19,693
Prepaid expenses and other current assets	4,280	5,215
Total current assets	71,218	86,461
Restricted cash, long-term	8,719	8,792
Property, plant and equipment, net of accumulated depreciation of $23,233 and $19,293, respectively	123,407	94,649
Other long-term assets, net	45,238	45,600
Total Assets	$248,582	$235,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,795	$14,603
Current portion of debt obligations	2,419	2,653
Other current liabilities	7,393	5,792
Total current liabilities	26,607	23,048
Long-term debt obligations, net of current portion	17,978	18,274
Other long-term liabilities	14,397	15,780
Total Liabilities	58,982	57,102
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: par value of $0.001 per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock: par value of $0.001 per share, 100,000,000 shares authorized, 40,614,642 and 37,791,084 shares issued, and 35,996,496 and 33,172,938 shares outstanding at June 30, 2024 and December 31, 2023, respectively	41	38
Treasury stock, at cost: 4,618,146 and 4,618,146 shares as of June 30, 2024 and December 31, 2023, respectively	(47,692)	(47,692)
Additional paid-in capital	171,095	154,511
Retained earnings	66,156	71,543
Total Stockholders’ Equity	189,600	178,400
Total Liabilities and Stockholders’ Equity	$248,582	$235,502

See Notes to the Condensed Consolidated Financial Statements

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$25,405	$20,445	$47,145	$41,250

Cost of revenue, exclusive of depreciation and amortization	17,227	15,336	30,940	32,511

Operating expenses:
Selling, general and administrative	7,011	7,994	14,677	19,277
Research and development	929	774	2,554	1,506
Depreciation, amortization, depletion and accretion	1,658	2,428	3,374	4,565
Gain on sale of Marshall Mine, LLC	—	—	—	(2,695)
Total operating expenses	9,598	11,196	20,605	22,653
Operating loss	(1,420)	(6,087)	(4,400)	(13,914)
Other (expense) income:
Earnings from equity method investments	—	462	—	1,100
Interest expense	(829)	(834)	(1,620)	(1,368)
Other	311	603	663	785
Total other (expense) income	(518)	231	(957)	517
Loss before income taxes	(1,938)	(5,856)	(5,357)	(13,397)
Income tax (expense) benefit	(30)	—	(30)	33
Net loss	$(1,968)	$(5,856)	$(5,387)	$(13,364)
Loss per common share (Note 1):
Basic	$(0.06)	$(0.21)	$(0.16)	$(0.53)
Diluted	$(0.06)	$(0.21)	$(0.16)	$(0.53)
Weighted-average number of common shares outstanding:
Basic	34,356	27,360	33,229	25,739
Diluted	34,356	27,360	33,229	25,739

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2024	37,791,084	$38	(4,618,146)	$(47,692)	$154,511	$71,543	$178,400
Stock-based compensation	81,253	—	—	—	782	—	782
Repurchase of common shares to satisfy minimum tax withholdings	(104,163)	—	—	—	(599)	—	(599)
Exercise of warrant, net	324,955	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,419)	(3,419)
Balances, March 31, 2024	38,093,129	$38	(4,618,146)	$(47,692)	$154,694	$68,124	$175,164
Stock-based compensation	(43,566)	—	—	—	653	—	653
Issuance of common stock related to private placement transaction, net of offering costs	2,142,858	2	—	—	14,949	—	14,951
Issuance of common stock to related party	422,221	1	—	—	799	—	800
Net loss	—	—	—	—	—	(1,968)	(1,968)
Balances, June 30, 2024	40,614,642	$41	(4,618,146)	$(47,692)	$171,095	$66,156	$189,600

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2023	23,788,319	$24	(4,618,146)	$(47,692)	$103,698	$83,949	$139,979
Stock-based compensation	483,242	—	—	—	563	—	563
Issuance of common stock pursuant to Arq Acquisition, net of offering costs	3,814,864	4	—	—	12,433	—	12,437
Issuance of common stock related to private placement transaction, net of offering costs	3,842,315	4	—	—	15,216	—	15,220
Issuance of warrant	—	—	—	—	826	—	826
Repurchase of common shares to satisfy minimum tax withholdings	(74,104)	—	—	—	(146)	—	(146)
Preferred stock dividends declared on redeemable preferred stock	—	—	—	—	—	(157)	(157)
Net loss	—	—	—	—	—	(7,508)	(7,508)
Balances, March 31, 2023	31,854,636	$32	(4,618,146)	$(47,692)	$132,590	$76,284	$161,214
Stock-based compensation	(16,430)	—	—	—	545	—	545
Issuance of common stock upon conversion of preferred stock	5,362,926	5	—	—	18,921	—	18,926
Repurchase of common shares to satisfy minimum tax withholdings	(6,973)	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	(5,856)	(5,856)
Balances, June 30, 2023	37,194,159	$37	(4,618,146)	$(47,692)	$152,042	$70,428	$174,815

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(5,387)	$(13,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, depletion and accretion	3,374	4,565
Stock-based compensation expense	1,435	1,108
Operating lease expense	1,049	1,449
Amortization of debt discount and debt issuance costs	299	244
Gain on sale of Marshall Mine, LLC	—	(2,695)
Earnings from equity method investments	—	(1,100)
Other non-cash items, net	(55)	3
Changes in operating assets and liabilities:
Receivables and related party receivables	380	3,622
Prepaid expenses and other assets	1,036	2,213
Inventories, net	(1,493)	(4,946)
Other long-term assets, net	(1,089)	(2,886)
Accounts payable and accrued expenses	(1,821)	(10,114)
Other current liabilities	1,560	83
Operating lease liabilities	(786)	398
Other long-term liabilities	(926)	261
Net cash used in operating activities	(2,424)	(21,159)
Cash flows from investing activities
Acquisition of property, plant, equipment, and intangible assets, net	(28,766)	(10,383)
Acquisition of mine development costs	(85)	(1,247)
Cash and restricted cash acquired in business acquisition	—	2,225
Payment for disposal of Marshall Mine, LLC	—	(2,177)
Distributions from equity method investees in excess of cumulative earnings	—	1,100
Net cash used in investing activities	(28,851)	(10,482)
Cash flows from financing activities
Net proceeds from common stock issued in private placement transactions	14,951	15,220
Net proceeds from common stock issuance, related party	800	—
Repurchase of common stock to satisfy tax withholdings	(599)	(160)
Principal payments on finance lease obligations	(565)	(577)
Principal payments on CTB Loan	(268)	(213)
Net proceeds from CFG Loan, related party, net of discount and issuance costs	—	8,522
Net cash provided by financing activities	14,319	22,792
Decrease in Cash and Restricted Cash	(16,956)	(8,849)
Cash and Restricted Cash, beginning of period	54,153	76,432
Cash and Restricted Cash, end of period	$37,197	$67,583
Supplemental disclosure of non-cash investing and financing activities:
Change in accrued purchases for property and equipment	$4,013	$328
Equity issued as consideration for acquisition of business	$—	$31,206
Paid-in-kind dividend on Series A Preferred Stock	$—	$157
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
In February 2023, the Company acquired 100% of the equity of the subsidiaries of Arq Limited (the "Arq Acquisition," and hereafter the Arq Limited subsidiaries referred to as "Legacy Arq") to secure access to a feedstock, a manufacturing facility and certain patented processes as a means to manufacture additional granular activated carbon ("GAC") products for sale into the APT and other markets. With the Arq Acquisition, the Company now controls bituminous coal waste reserves and owns a manufacturing facility, both located in Corbin, Kentucky (the "Corbin Facility"), and a process to recover and purify the bituminous coal waste for sale or further conversion to GAC products. Under this manufacturing process, the Company expects to be able to convert bituminous coal waste into a purified, microfine carbon powder known as Arq powderTM ("Arq Powder"). See further discussion of the Arq Acquisition in Note 2.
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
For the three and six months ended June 30, 2024, potentially dilutive securities consist of unvested restricted stock awards ("RSAs"), stock options and contingent performance stock units ("PSUs"). For the three and six months ended June 30, 2023, potentially dilutive securities consisted of unvested RSAs and contingent PSUs.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the calculations of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net loss	$(1,968)	$(5,856)	$(5,387)	$(13,364)
Less: Dividends declared on redeemable preferred stock	—	—	—	157
Loss attributable to common stockholders	$(1,968)	$(5,856)	$(5,387)	$(13,521)

Basic weighted-average common shares outstanding	34,356	27,360	33,229	25,739
Add: dilutive effect of equity instruments	—	—	—	—
Diluted weighted-average shares outstanding	34,356	27,360	33,229	25,739
Loss per share - basic	$(0.06)	$(0.21)	$(0.16)	$(0.53)
Loss per share - diluted	$(0.06)	$(0.21)	$(0.16)	$(0.53)
For the three and six months ended June 30, 2024 and 2023, potentially dilutive securities of 2.3 million and 1.1 million and 2.5 million and 0.9 million shares of common stock, respectively, are outstanding but are not included in the calculation of diluted net loss per share because the effect would be anti-dilutive.
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
Of the total Preferred Shares issued in the Arq Acquisition, 833,914 were held in escrow (the "Escrow Shares") based on a contingent redemption feature. The fair value of the Preferred Shares issued was determined to be $3.46 per Preferred Share on the Acquisition Date plus the value of the contingent redemption feature related to the Escrow Shares. The Escrow Shares were converted into shares of Common Stock (the "Escrow Common Shares") on the Conversion Date, as defined below.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Unaudited Pro Forma Financial Information
The following represents the pro forma effects for the six months ended June 30, 2023 of the Arq Acquisition as if it had occurred on January 1, 2023. The pro forma net loss for the period presented has been calculated after applying the Company’s accounting policies in effect for that period. In addition, pro forma net loss includes: (1) a decrease in depreciation and amortization of $0.2 million resulting from fair value adjustments to Property, plant, equipment; (2) an increase in amortization of $0.1 million resulting from fair value adjustments to intangible assets; and (3) increases to interest expense of $0.2 million for: (a) the issuance of the CFG Term Loan (as defined below) including stated interest and the amortization of the CFG Term Loan's discount and issuance costs and (b) amortization of debt discount related to a fair value adjustment to the CTB Term Loan (as defined below), which was assumed by the Company on the Acquisition Date; together with the income tax effects on (1) through (3). Since Legacy Arq had no revenues for the six months ended June 30, 2023, pro forma revenues are the same as the Company's reported revenues for that period.

(in thousands)	Six Months Ended June 30, 2023
Revenues	$41,250
Net loss	$(9,925)
Note 3 - Revenue
For the three and six months ended June 30, 2024 and 2023, all material performance obligations related to revenues recognized were satisfied at a point in time. For the three and six months ended June 30, 2024, approximately 6% and 9%, respectively, of total revenue was generated in Canada, and all other revenues were generated in the U.S. For the three and six months ended June 30, 2023, 5% and 9%, respectively, of total revenue was generated in Canada, and all other revenues were generated in the U.S.
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
The following table shows the components of the Company's Receivables, net:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Trade and other receivables, net	$15,812	$11,330
Unbilled receivables	—	4,862
Receivables, net	$15,812	$16,192
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4 - Inventories, net
The following table summarizes the Company's inventories as of June 30, 2024 and December 31, 2023:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Product inventory, net	$13,199	$9,524
Raw material inventory	9,449	10,169
Total inventories, net	$22,648	$19,693
Note 5 - Debt Obligations

	As of
(in thousands)	June 30, 2024	December 31, 2023
CFG Loan due February 2027, related party	$10,000	$10,000
CTB Loan due January 2036	9,260	9,527
Finance lease obligations	2,903	3,465
	22,163	22,992
Unamortized debt discounts	(688)	(815)
Unamortized debt issuance costs	(1,078)	(1,250)
	20,397	20,927
Less: Current maturities	(2,419)	(2,653)
Total long-term debt obligations	$17,978	$18,274

CFG Loan
As required under the Purchase Agreement, and on February 1, 2023 (the "Closing Date"), the Company, as borrower, certain of its subsidiaries, as guarantors, and CF Global ("CFG"), a related party, as administrative agent and lender, entered into a term loan (the "CFG Loan") in the amount of $10.0 million, less original issue discount ("OID") of $0.2 million, upon execution of a Term Loan and Security Agreement (the "CFG Loan Agreement"). The Company received net cash proceeds of $8.5 million after deducting the OID and debt issuance costs of $1.3 million. One of the Company's directors is a principal with CFG.
The CFG Loan Agreement also required the issuance of a warrant (the "Warrant") to CFG to purchase 325,457 shares of Common Stock at an exercise price of $0.01 per share. The Warrant had a term of 7 years and contained a cashless exercise provision. On March 29, 2024, CFG exercised the warrant in full and the Company issued CFG 324,955 shares of Common Stock net of shares representing the exercise price of the warrant.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company allocated the cash proceeds of the CFG Loan to both the CFG Loan and the Warrant based on their relative fair values. The amount allocated to the Warrant was recorded as a debt discount and is amortized to interest expense over the term of the CFG Loan. The standalone fair value of the CFG Loan was based on a comparison of borrowings and associated credit ratings consistent with those of the Company. As the Warrant was exercisable for $0.01 per share, the fair value was deemed to be equal to the fair value of the underlying shares, and accordingly, the fair value of the Warrant was determined as the number of shares issuable from the exercise of the Warrant (based on 1.0% of post-transaction fully diluted share capital, as defined in the Purchase Agreement) multiplied by the closing share price of the Company's common stock on the Acquisition Date.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
assets of the Borrowers; (c) (i) net income plus interest, taxes, depreciation and amortization divided by (ii) interest expense plus current maturities on long-term debt greater than or equal to 1.25 to 1.
The carrying values of both the CFG Loan and the CTB Loan approximate their fair values as both instruments bear interest at rates indexed to market rates for similar instruments.
Note 6 - Leases
The Company's operating and finance lease right-of-use ("ROU") assets and liabilities as of June 30, 2024 and December 31, 2023 consisted of the following items (in thousands):

	As of
Leases	June 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets, net of accumulated amortization (1)	$9,800	$10,592

Operating lease obligations, current	$1,942	$1,944
Long-term operating lease obligations	8,086	8,870
Total operating lease obligation	$10,028	$10,814

Finance Leases
Finance lease right-of-use assets, net of accumulated amortization (2)	$1,274	$1,694

Finance lease obligations, current	$1,881	$2,131
Long-term finance lease obligations	1,022	1,334
Total finance lease obligations	$2,903	$3,465
(1) Operating lease ROU assets are reported net of accumulated amortization of $3.5 million and $5.1 million as of June 30, 2024 and December 31, 2023, respectively.
(2) Finance lease ROU assets are reported net of accumulated amortization of $3.1 million and $2.7 million as of June 30, 2024 and December 31, 2023, respectively.
Operating leases
ROU assets under operating leases and operating lease liabilities are included in the "Other long-term assets" and "Other current liabilities" and "Other long-term liabilities" line items, respectively, in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.
Lease expense for operating leases for the three and six months ended June 30, 2024 was $1.3 million and $2.7 million, respectively, of which $1.0 million and $2.0 million, respectively, is included in the "Cost of revenue, exclusive of depreciation and amortization" line item, and $0.3 million and $0.7 million, respectively, is included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations for those periods.
Lease expense for operating leases for the three and six months ended June 30, 2023 was $1.3 million and $2.7 million, respectively, of which $1.1 million and $2.2 million, respectively, is included in the "Cost of revenue, exclusive of depreciation and amortization" line item, and $0.2 million and $0.5 million, respectively, is included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations for those periods.
Finance leases
ROU assets under finance leases are included in the "Property, plant and equipment" line item in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023. Interest expense related to finance lease obligations and amortization of ROU assets under finance leases are included in the "Interest expense" and "Depreciation, amortization, depletion and accretion" line items, respectively, in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Lease financial information as of and for the three and six months ended June 30, 2024 and 2023 is provided in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$210	$223	$420	$446
Interest on lease liabilities	48	63	99	131
Operating lease cost	764	1,035	1,675	2,017
Short-term lease cost	447	242	783	651
Variable lease cost (1)	101	56	209	64
Total lease cost	$1,570	$1,619	$3,186	$3,309

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases			$99	$131
Operating cash flows for operating leases			$1,043	$1,483
Financing cash flows for finance leases			$565	$577
Right-of-use assets obtained in exchange for new finance lease liabilities			$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities			$257	$1,881
Weighted-average remaining lease term - finance leases			1.3 years	2.3 years
Weighted-average remaining lease term - operating leases			7.5 years	7.7 years
Weighted-average discount rate - finance leases			5.9%	5.9%
Weighted-average discount rate - operating leases			11.8%	11.0%
(1) Primarily includes common area maintenance, property taxes and insurance payable to lessors.
Note 7 - Commitments and Contingencies
Surety Bonds and Restricted Cash
As the owner of the Five Forks Mine, the Company is required to post a surety bond with a regulatory commission related to performance requirements associated with the Five Forks Mine. As of June 30, 2024, the amount of this surety bond was $7.5 million.
The Company leases land adjacent to the Corbin Facility and is required to post surety bonds with a regulatory commission for reclamation. As of June 30, 2024, the amount of these surety bonds was $3.0 million.
The Company holds permits for an abandoned mine in West Virginia ("Mine 4") and is required to post a surety bond with a regulatory commission for reclamation. As of June 30, 2024, the amount of this surety bond was $0.7 million.
As of June 30, 2024 and December 31, 2023, the Company posted cash collateral of $8.5 million and $8.5 million, respectively, as required by the Company's surety bond providers, which is reported as long-term restricted cash in the Condensed Consolidated Balance Sheets. As of June 30, 2024, the Company holds a deposit of $0.4 million with a third party for collateral as required under a bonding arrangement for Mine 4. This deposit is included in "Other long-term assets, net" in the Condensed Consolidated Balance Sheet as of June 30, 2024.
The Company has a customer supply agreement that requires the Company to post a performance bond in an amount equal to the annual contract value of $3.7 million. As of June 30, 2024, the remaining commitment under this customer contract, which expires on December 31, 2024, was approximately $2.6 million.
Red River Plant Construction Contract
In January 2024, the Company executed a contract with a third-party contractor for the construction of a GAC facility at the

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Red River Plant, and immediately commenced construction operations. The Company expects to complete its first deliveries in the first quarter of 2025 and estimates that total construction costs will be in the range of $75.0 - $80.0 million.
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
As of June 30, 2024 and December 31, 2023, the Company has a contractual obligation (the "Tinuum Group Obligation") of $1.7 million for its share of certain contingent liabilities of Tinuum Group as required under the Distribution and Repayment Agreement (the "Repayment Agreement") that was executed in December 2022 by the Company and certain owners of Tinuum Group. The Tinuum Group Obligation is included in the "Other current liabilities" line item in the Consolidated Balance Sheet.
Legal Proceedings
The Company is from time to time subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes, the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements and judgments where management has assessed that a loss is probable and an amount can be reasonably estimated. As of June 30, 2024, there were no material pending legal proceedings to which the Company is a party.
Note 8 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of Prepaid expenses and other current assets, and Other long-term assets, net as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Prepaid expenses and other current assets:
Prepaid expenses	$1,376	$2,430
Prepaid income taxes and income tax refunds	277	349
Other	2,627	2,436
Total prepaid expenses and other current assets	$4,280	$5,215

Other long-term assets, net:
Spare parts, net	$10,346	$9,147
Right of use assets, operating leases, net	9,800	10,592
Intangible assets, net	7,741	7,899
Mine development costs, net	7,199	7,377
Upfront Customer Consideration (1)	5,713	5,967
Mine reclamation asset, net	1,889	1,955
Other	2,550	2,663
Total other long-term assets, net	$45,238	$45,600
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
As of June 30, 2024 and December 31, 2023, Other includes the Highview Investment in the amount of $0.6 million that is carried at cost, less impairment, plus or minus observable changes in price for identical or similar investments of the same issuer. Fair value measurements, if any, represent Level 2 measurements.
The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Other current liabilities:
Current portion of operating lease obligations	$1,942	$1,944
Sales, use and other taxes payable	1,524	948
Current portion of asset retirement obligations	1,213	182
Other(1)	2,714	2,718
Total other current liabilities	$7,393	$5,792

Other long-term liabilities:
Operating lease obligations, long-term	$8,086	$8,870
Asset retirement obligations	5,253	5,981
Other	1,058	929
Total other long-term liabilities	$14,397	$15,780
(1) Included in Other current liabilities as of June 30, 2024 and December 31, 2023 is $1.7 million related to the Repayment Agreement as discussed in Note 7.
As of June 30, 2024 and December 31, 2023, the ARO related to the Five Forks Mine is included in Other long-term liabilities.
The Mine reclamation liabilities represent AROs. Changes in the AROs were as follows:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Asset retirement obligations, beginning of period	$6,163	$8,533
Asset retirement obligations assumed(1)	—	1,500
Accretion	328	582
Liabilities settled(2)	(25)	(4,866)
Changes due to scope and timing of reclamation	—	414
Asset retirement obligations, end of period	6,466	6,163
Less current portion	1,213	182
Asset retirement obligations, long-term	$5,253	$5,981
(1)     Represents the Corbin ARO and Mine 4 ARO in the amounts of $0.5 million and $1.0 million, respectively, assumed during the period ended December 31, 2023.
(2)     Included in liabilities settled during the period ended December 31, 2023 is $4.7 million related to the removal of the ARO associated with Marshall Mine, LLC as a result of the sale of Marshall Mine, LLC in March 2023.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental Income Statement Information
Tinuum Group, LLC
As of June 30, 2024 and December 31, 2023, the Company's ownership interest in Tinuum Group, an equity method investment, was 42.5%. For the three and six months ended June 30, 2023, the Company recognized earnings from Tinuum Group of $0.2 million and $0.9 million, respectively. Tinuum Group, LLC commenced winding down their operations as of December 31, 2021.
For the three and six months ended June 30, 2024, the Company recognized expense of $0.3 million and $0.5 million, respectively, in Cost of revenue, exclusive of depreciation and amortization, related to royalties owed to Tinuum Group under an agreement for certain of our sales of M-ProveTM products. For the three and six months ended June 30, 2023, the Company recognized expense of $0.3 million and $0.5 million, respectively, in Cost of revenue, exclusive of depreciation and amortization, related to royalties owed to Tinuum Group under an agreement for certain of our sales of M-ProveTM products.
Note 9 - Stockholders' Equity
Common Stock Transactions
In April 2024, the Company received $0.8 million in cash and issued 422,221 shares of its common stock pursuant to a subscription agreement between the Company and its CEO executed in July 2023.
In May 2024, the Company entered into a securities purchase agreement (the "SPA") with certain accredited investors for the sale of an aggregate of 2,142,858 shares of the Company’s common stock, at a selling price of $7.00 per share. After deducting offering expenses, the Company raised net cash proceeds of $15.0 million from the SPA.
Stock Repurchase Program
As of June 30, 2024, the Company had $7.0 million remaining under a stock repurchase program, which will remain in effect until all amounts are utilized or is otherwise modified by the Board. The Company did not repurchase any shares during the three and six months ended June 30, 2024 or 2023.
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
On April 12, 2024, the Board approved the Seventh Amendment to the TAPP (the "Seventh Amendment"), which amends the TAPP, as previously amended by the First, Second, Third, Fourth, Fifth and Sixth Amendments that were approved by the Board on April 6, 2018, April 5, 2019, April 9, 2020, April 9, 2021, March 15, 2022, and April 13, 2023, respectively. The Seventh Amendment amends the definition of "Final Expiration Date" under the TAPP to extend the duration of the TAPP and makes associated changes in connection therewith. Pursuant to the Seventh Amendment, the Final Expiration Date shall be the close of business on the earlier of (i) December 31, 2025 or (ii) December 31, 2024 if stockholder approval of the Seventh Amendment has not been obtained prior to such date. At the Company's 2024 Annual Meeting of Stockholders held on June 10, 2024, the Company's stockholders approved the Seventh Amendment, thus the final expiration date will be the close of business on December 31, 2025.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
items, respectively, in the Condensed Consolidated Statements of Operations. Stock-based compensation expense related to non-employee directors and consultants is included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations.
Total stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
RSA expense	$339	$416	$785	$904
PSU expense	253	129	529	204
Stock option expense	61	—	121	—
Total stock-based compensation expense	$653	$545	$1,435	$1,108
The amount of unrecognized compensation cost as of June 30, 2024, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of June 30, 2024
(in thousands, expect years)	Unrecognized Compensation Cost	Expected Weighted- Average Period of Recognition (in years)
RSA expense	$739	1.20
PSU expense	427	1.13
Stock option expense	497	2.05
Total unrecognized stock-based compensation expense	$1,663	1.44
Restricted Stock Awards
RSAs are typically granted with vesting terms of three years. The fair value of RSAs is determined based on the closing price of the Company's common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for RSAs is generally recognized on a straight-line basis over the entire vesting period.
A summary of RSA activity under the Company's various stock compensation plans for the six months ended June 30, 2024 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2024	790,005	$3.10
Granted	91,892	$2.85
Vested	(412,798)	$3.32
Forfeited	(54,205)	$2.80
Non-vested at June 30, 2024	414,894	$2.89
Performance Share Units
Compensation expense for PSUs is recognized on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant. The estimated fair value at the date of grant is

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
determined using a Monte Carlo simulation model for those PSUs with market-based performance conditions. A summary of PSU activity for the six months ended June 30, 2024 is presented below:

	Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
PSUs outstanding, January 1, 2024	968,918	$2.06
Granted	—	—
Vested / Settled(1)	—	—
Forfeited / Canceled	(57,750)	$5.90
PSUs outstanding, June 30, 2024	911,168	$1.81	$5,531	1.13
(1) The number of units shown in the table above are based on target performance. The final number of shares of common stock issued may vary depending on the achievement of market or performance conditions established within the awards, which could result in the actual number of shares issued ranging from zero to a maximum of two times the number of units shown in the above table. For the three and six months ended June 30, 2024, no shares of common stock were issued upon vesting of PSUs.
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
The Company did not grant any stock options during the three and six months ended June 30, 2024 and 2023. A summary of stock option activity for the six months ended June 30, 2024 is presented below:

	Number of Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)

Options outstanding, January 1, 2024	1,000,000	$3.00
Options granted	—	—
Options exercised	—	—
Options expired / forfeited	—	—
Options outstanding, June 30, 2024	1,000,000	$3.00	$3,070	9.05
Options vested and exercisable, June 30, 2024	—	$—	$—	0.00

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 11 - Income Taxes
For the three and six months ended June 30, 2024 and 2023, the Company's income tax (expense) benefit and effective tax rates are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for rate)	2024	2023	2024	2023
Income tax (expense) benefit	$(30)	$—	$(30)	$33
Effective tax rate	2%	—%	1%	—%
The Company incurred pretax loss for the six months ended June 30, 2024 and expects to incur pretax loss for the year ending December 31, 2024. As a result, the effective rate for the three and six months ended June 30, 2024 would be zero as the resultant tax benefit was offset by a valuation allowance recorded as of June 30, 2024, but the Company recorded out of period state income tax expense for the 2024 periods resulting in the effective tax rate of 2% and 1%, respectively for these periods.
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
Note 12 - Marshall Mine
On March 27, 2023, (the "MM Closing Date"), the Company completed the sale of all of its membership interests in Marshall Mine, LLC to a third party (the "Buyer") in exchange for a cash payment of $2.2 million (the "MM Purchase Price") made by the Company to the Buyer and the assumption by the Buyer of certain liabilities of Marshall Mine, LLC. As of the MM Closing Date, Marshall Mine, LLC had outstanding liabilities of approximately $4.9 million that were discharged upon payment of the MM Purchase Price by the Company, and the Company recognized a gain of approximately $2.7 million in the Statement of Operations for the six months ended June 30, 2023.
Note 13 - Subsequent Events
Unless disclosed elsewhere in the notes to the Condensed Consolidated Financial Statements, there were no significant matters that occurred subsequent to June 30, 2024.

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
In February 2023, we acquired 100% of the equity of the subsidiaries of Arq Limited (hereafter the Arq Limited subsidiaries referred to as "Legacy Arq", and the acquisition itself referred to as the "Arq Acquisition") to secure access to a feedstock, a manufacturing facility and certain patented processes as a means to manufacture additional GAC products for sale into the APT market and other markets. With the Arq Acquisition, we now control bituminous coal waste reserves and own a manufacturing facility, both located in Corbin, Kentucky (the "Corbin Facility"), and a process to recover and purify the bituminous coal fines for sale or further conversion to GAC products. Under this manufacturing process, we convert coal waste into a purified, microfine carbon powder known as Arq powderTM ("Arq Powder"). We expect to begin using Arq Powder as a feedstock to manufacture high-quality GAC products for sale in the APT and other markets by the end of 2024.
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
For the three and six months ended June 30, 2024, we experienced a decrease in demand for our products from certain coal-fired dispatch and electricity power generation customers. This was primarily due to lower natural gas prices, resulting in several large utility customers opting to use natural gas versus coal as a primary source for power generation, and mild temperatures during the winter and spring seasons, resulting in lower demand for power generation compared to 2023. We expect that natural gas prices will remain relatively consistent through 2024 due to surplus natural gas reserves in storage, which, we expect, will negatively impact sales of our products even with higher than average summer temperatures.
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

Results of Operations
For the three and six months ended June 30, 2024, we recognized net loss of $2.0 million and $5.4 million compared to net loss of $5.9 million and $13.4 million for the three and six months ended June 30, 2023. The most significant factors impacting results for the comparable prior year period were expenses related to the Arq Acquisition during 2023 that did not occur in 2024, and higher revenue as a result of increased average selling price, partially offset by a decrease in demand for our AC and chemical products with power generation customers, primarily due to continued low prices of alternative energy sources for power generation.
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
Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue and Cost of revenue
A summary of the components of our Revenue and Cost of revenue for the three months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Revenue	$25,405	$20,445	$4,960	24%
Cost of revenue, exclusive of depreciation and amortization	$17,227	$15,336	$1,891	12%
Revenue and Cost of revenue
For the three months ended June 30, 2024, revenue increased from the comparable quarter in 2023 primarily driven by overall favorable product mix, higher pricing, and increased volumes of approximately $1.5 million, $1.2 million and $0.8 million, respectively. Product volumes increased most notably from a large non-power generation customer and from municipal water customers, partially offset by lower volumes among power generation customers primarily due to low natural gas prices compared to the same quarter in 2023, which contributed to decreased utilization of coal-fired generation and decreased demand for our products. The average Henry Hub natural gas spot prices ($/MMBtu) for the three months ended June 30, 2024 and 2023 were $2.08 and $2.16, respectively.
Gross margin, exclusive of depreciation and amortization, increased for the three months ended June 30, 2024 compared to the corresponding quarter in 2023. Driving the increase in gross margin was a decrease in the price of our feedstock and additives, primarily as a result of lower raw material input costs and lower fixed costs as a percentage of total cost of revenue primarily due to higher production volumes for the three months ended June 30, 2024 compared to the corresponding quarter in 2023.
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
Operating Expenses
A summary of the components of our operating expenses for the three months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Operating expenses:
Selling, general and administrative	$7,011	$7,994	$(983)	(12)%
Research and development	929	774	155	20%
Depreciation, amortization, depletion and accretion	1,658	2,428	(770)	(32)%
	$9,598	$11,196	$(1,598)	(14)%

Selling, General and Administrative
A summary of the components of selling, general and administrative expenses for the three months ended June 30, 2024 and 2023, exclusive of cost of revenue items (presented above), is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Payroll and benefits	$2,679	$3,073	$(394)	(13)%
Legal and professional fees	1,373	1,854	(481)	(26)%
General and administrative	2,959	3,067	(108)	(4)%
Total Selling, general and administrative	$7,011	$7,994	$(983)	(12)%
Payroll and benefits
Payroll and benefits, which represent costs related to selling, general and administrative personnel, decreased for the three months ended June 30, 2024 compared to the corresponding quarter in 2023 primarily due to decreased salaries and wages in the current year primarily from lower executive compensation, which was a result of personnel changes between periods.
Legal and professional fees
Legal and professional fees decreased for the three months ended June 30, 2024 compared to the corresponding quarter in 2023 primarily from consulting and accounting costs incurred related to the Arq Acquisition during the period ended June 30, 2023.
General and administrative
General and administrative expenses decreased for the three months ended June 30, 2024 compared to the corresponding quarter in 2023 by approximately $0.1 million, primarily related to decreases in banking costs, franchise tax, and travel, which were partially offset by increases in rent and occupancy expense.
Research and development
Research and development expense increased for the three months ended June 30, 2024 compared to the corresponding quarter in 2023, primarily due to conducting product qualification testing with potential lead-adopters as part of our ongoing GAC contracting process.
Depreciation, amortization, depletion and accretion
Depreciation, amortization depletion and accretion expense decreased by approximately $0.8 million for the three months ended June 30, 2024 compared to the corresponding quarter in 2023, primarily due to increase in absorption in inventory of approximately $0.5 million, decreased amortization of leasehold improvements, customer relationships and developed technology of $0.2 million, and decreased depletion of approximately $0.1 million, partially offset by increased depreciation related to Legacy Arq assets purchased in February 2023.
Other Income (Expense), net
A summary of the components of other income (expense), net for the three months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Other (expense) income:
Earnings from equity method investments	$—	$462	$(462)	(100)%
Interest expense	(829)	(834)	5	(1)%
Other	311	603	(292)	(48)%
Total other (expense) income	$(518)	$231	$(749)	*
* Percent change in excess of 100% not considered meaningful.
Earnings from equity method investments
Earnings from equity method investments for the three months ended June 30, 2023 represented cash distributions from Tinuum Group and Tinuum Services. Tinuum Group and Tinuum Services continue to wind down their services into 2024, and we have not received any cash distributions from either entity during the three months ended June 30, 2024.

Interest expense
Interest expense remained flat for the three months ended June 30, 2024 compared to the corresponding quarter in 2023.
Other
The decrease in Other for the three months ended June 30, 2024 is primarily driven by a decrease in interest income of $0.3 million due to lower balances in the Company's cash sweep accounts during the current quarter compared to the prior quarter.
Income tax expense
For the three months ended June 30, 2024 and 2023, we had pretax loss of $1.9 million and $5.9 million, respectively, and recorded no income tax benefit for the pretax loss due to the recording of a full valuation allowance based on our forecast of pretax loss for the years ending December 31, 2024 and 2023. For the three months ended June 30, 2024, we recorded out of period state income tax expense related to an assessment.
Comparison of the Six Months Ended June 30, 2024 and 2023
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Revenue	$47,145	$41,250	$5,895	14%
Cost of revenue, exclusive of depreciation and amortization	$30,940	$32,511	$(1,571)	(5)%
Revenue and Cost of revenue
For the six months ended June 30, 2024, revenue increased from the comparable quarter in 2023 primarily driven by overall favorable product mix and higher pricing of approximately $2.8 million and $2.7 million, respectively. Offsetting these increases to revenue were approximately $1.0 million attributable to lower volumes sold. Product volumes were lower among power generation customers primarily due to low natural gas prices compared to the same period in 2023, which contributed to decreased utilization of coal-fired generation and decreased demand for our products. The average Henry Hub natural gas spot prices ($/MMBtu) for the six months ended June 30, 2024 and 2023 were $2.11 and $2.41, respectively.
Gross margin, exclusive of depreciation and amortization, increased for the six months ended June 30, 2024 compared to the corresponding period in 2023. Driving the increase in gross margin was a decrease in the price of our feedstock and additives, primarily as a result of decreased production volumes for the six months ended June 30, 2024 from the corresponding period in 2023 and lower raw material input costs. Offsetting the overall increase in gross margin for the six months ended June 30, 2024 from the corresponding period in 2023 were higher fixed costs as a percentage of total cost of revenue primarily due to lower production volumes for the six months ended June 30, 2024 from the corresponding period in 2023.
Operating Expenses
A summary of the components of our operating expense for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Operating expenses:
Selling, general and administrative	$14,677	$19,277	$(4,600)	(24)%
Research and development	2,554	1,506	1,048	70%
Depreciation, amortization, depletion and accretion	3,374	4,565	(1,191)	(26)%
Gain on sale of Marshall Mine, LLC	—	(2,695)	2,695	*
	$20,605	$22,653	$(2,048)	(9)%
* Percent change in excess of 100% not considered meaningful.

Selling, General and Administrative
A summary of the components of selling, general and administrative expenses for the six months ended June 30, 2024 and 2023, exclusive of cost of revenue items (presented above), is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Payroll and benefits	$5,328	$7,402	$(2,074)	(28)%
Legal and professional fees	3,006	6,319	(3,313)	(52)%
General and administrative	6,343	5,556	787	14%
Total Selling, general and administrative	$14,677	$19,277	$(4,600)	(24)%
Payroll and benefits
Payroll and benefits decreased for the six months ended June 30, 2024 compared to the corresponding period in 2023 primarily due to $1.3 million related to severance expense of former executives of Arq, Limited incurred during the six months ended June 30, 2023, and decreased salaries and wages primarily from reduced executive salaries and lower headcount, as well as lower benefits and insurance costs in the current year.
Legal and professional fees
Legal and professional fees decreased for the six months ended June 30, 2024 compared to the corresponding period in 2023 primarily from consulting, legal, and accounting costs incurred related to the Arq Acquisition during the six months ended June 30, 2023.
General and administrative
General and administrative expenses increased for the six months ended June 30, 2024 compared to the corresponding period in 2023 by approximately $0.8 million, primarily related to increases in rent and occupancy expense, license and fee expense, franchise tax, and advertising costs.
Research and development
Research and development expense increased for the six months ended June 30, 2024 compared to the corresponding period in 2023, primarily due to conducting product qualification testing with potential lead-adopters as part of our ongoing GAC contracting process.
Depreciation, amortization, depletion and accretion
Depreciation, amortization depletion and accretion expense decreased by approximately $1.2 million for the six months ended June 30, 2024 compared to the corresponding period in 2023, primarily due to increased absorption in inventory of $1.2 million, decreased amortization of leasehold improvements, customer relationships and developed technology of $0.4 million, and decreased depletion of $0.2 million, partially offset by increased depreciation, primarily related to Legacy Arq assets purchased in February 2023.
Gain on sale of Marshall Mine, LLC
On March 27, 2023, the Company completed the sale of all of its membership interests in Marshall Mine, LLC to a third party. During the six months ended June 30, 2023, we recognized a gain of $2.7 million on the sale of Marshall Mine, LLC.

Other Income (Expense), net
A summary of the components of other income (expense), net for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Other (expense) income:
Earnings from equity method investments	$—	$1,100	$(1,100)	*
Interest expense	(1,620)	(1,368)	(252)	18%
Other	663	785	(122)	(16)%
Total other (expense) income	$(957)	$517	$(1,474)	*
* Percent change of 100% or greater not considered meaningful.
Earnings from equity method investments
Earnings from equity method investments for the six months ended June 30, 2024 and 2023 represented cash distributions from Tinuum Group and Tinuum Services. Tinuum Group and Tinuum Services continue to wind down their services into 2024, and we have not received any cash distributions from either entity in 2024.
Interest expense
Interest expense increased for the six months ended June 30, 2024 compared to the corresponding period in 2023 primarily due to interest expense incurred for the six months ended June 30, 2024 of $1.1 million related to the CFG Term Loan, which was entered into on February 1, 2023 in connection with the Arq Acquisition, and $0.3 million related to the CTB Loan, which we assumed in the Arq Acquisition.
Other
The decrease in Other for the six months ended June 30, 2024 is primarily driven by a decrease in interest income of $0.2 million due to lower balances in the Company's cash sweep accounts during the current period compared to the prior period.
Income tax expense
For the six months ended June 30, 2024 and 2023, we had pretax loss of $5.4 million and $13.4 million, respectively, and recorded no income tax benefit for the pretax loss due to the recording of a full valuation allowance based on our forecast of pretax loss for the years ending December 31, 2024 and 2023. For the six months ended June 30, 2024, we recorded out of period state income tax expense related to a state assessment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net loss (1)	$(1,968)	$(5,856)	$(5,387)	$(13,364)
Depreciation, amortization, depletion and accretion	1,658	2,428	3,374	4,565
Amortization of Upfront Customer Consideration	127	127	254	254
Interest expense, net	606	308	1,038	598
Income tax expense (benefit)	30	—	30	(33)
EBITDA (loss)	453	(2,993)	(691)	(7,980)
Cash distributions from equity method investees	—	462	—	1,100
Equity earnings	—	(462)	—	(1,100)
Gain on sale of Marshall Mine, LLC	—	—	—	(2,695)
Adjusted EBITDA (loss)	$453	$(2,993)	$(691)	$(10,675)
(1) Included in Net loss for the three and six months ended June 30, 2023 are $0.6 million and $4.9 million, respectively of transaction and integration costs incurred related to the Arq Acquisition. Additionally, for the three and six months ended June 30, 2023, Net loss included $0.8 million and $1.7 million of Legacy Arq payroll and benefit costs.

Liquidity and Capital Resources
Current Resources and Factors Affecting Our Liquidity
As of June 30, 2024, our principal sources of liquidity included:
•cash on hand of $28.5 million, excluding $8.7 million of restricted cash; and
•our operations.
As of June 30, 2024, our principal uses of liquidity included:
•our business operating expenses;
•capital expenditures, including those related to the Red River Plant expansion and commissioning of the Corbin Facility;
•payments on our lease obligations; and
•payments on our debt obligations.
Cash Flows
Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023
Cash and restricted cash decreased from $54.2 million as of December 31, 2023 to $37.2 million as of June 30, 2024. The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Cash and restricted cash provided by (used in):
Operating activities	$(2,424)	$(21,159)	$18,735
Investing activities	(28,851)	(10,482)	(18,369)
Financing activities	14,319	22,792	(8,473)
Net change in cash and restricted cash	$(16,956)	$(8,849)	$(8,107)
Cash flow from operating activities
Cash flows used in operating activities for the six months ended June 30, 2024 decreased by $18.7 million compared to the six months ended June 30, 2023. The net decrease was primarily attributable to a decrease in cash used in accounts payable and accrued expenses of $8.3 million, primarily from payments of Legacy Arq assumed liabilities, comprised of accrued employee-related compensation and accrued transaction costs related to the Arq Acquisition in 2023; net loss of $5.4 million recognized for the six months ended June 30, 2024 compared to net loss of $13.4 million recognized for the six months ended June 30, 2023; and the add-back of a non-cash gain of $2.7 million recognized from the sale of Marshall Mine, LLC for the six months ended June 30, 2023.
Cash flow from investing activities
Cash flows used in investing activities increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 by $18.4 million primarily as a result of an increase in property, plant and equipment additions of $18.4 million from construction activities at our Red River Plant expansion; $2.2 million of cash acquired in the Arq Acquisition during the prior year; and a decrease in distributions from equity earnings in excess of cumulative earnings of $1.1 million. Partially offsetting the net increase in cash flows used in investing activities was a cash payment of $2.2 million made during the six months ended June 30, 2023 required in the sale of Marshall Mine, LLC.
Cash flow from financing activities
Cash flows provided by financing activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 decreased by $8.5 million primarily due to the proceeds from the CFG Loan of $8.5 million, net of debt issuance costs paid, which were received during the six months ended June 30, 2023. During the six months ended June 30, 2024, we received proceeds of $15.0 million, net of offering costs, related to issuance of our common stock pursuant to a securities purchase agreement with certain accredited investors. During the six months ended June 30, 2023, cash flows from financing activities included the receipt of proceeds of $15.2 million, net, from issuance of our common stock pursuant to subscription agreements with certain individuals, including existing shareholders of Arq Ltd. These decreases were partially offset by an increase of $0.8 million pursuant to a subscription agreement between the Company and its CEO executed in July 2023, whose shares were issued during the second quarter of 2024.

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
We expect that our cash on hand as of June 30, 2024 and anticipated proceeds from additional debt financing will provide sufficient liquidity to fund operations for the next 12 months while maintaining the cadence of our capital expenditures.
Capital expenditures
We have targeted the first quarter of 2025 for our first GAC deliveries. To meet this target, we need to incur substantial capital spend for additional equipment, labor, and project costs. The Company anticipates financing the timely completion of the project funded with cash on hand, cash generation, ongoing cost reduction initiatives, potential customer prepayments for GAC contracts, and a planned refinancing and expansion of the CFG Loan. If we are not able to secure expanded or additional financing, the project timeline for our Red River Plant expansion will be delayed beyond the end of 2024.
During 2024, we expect to spend between $55 and $60 million on the Red River Plant expansion, depending on the pace of the project, as well as between $5 and $10 million to complete our commissioning of the Corbin Facility. Capital expenditures planned for 2024 are dependent on many factors, including our ability to raise additional funding, which may impact the timing and amount of capital expenditures.
Surety Bonds
As of June 30, 2024, we had outstanding surety bonds with regulatory commissions totaling $11.2 million primarily related to the Five Forks Mine and the Corbin Facility. As of June 30, 2024, and as required by our surety bond provider, we held restricted cash of $8.5 million pledged as collateral related to performance requirements required under a reclamation contract for the Five Forks Mine and the Corbin Facility. We expect that the obligations secured by these surety bonds will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related surety bonds may be released and collateral requirements may be reduced. However, in the event any surety bond is called, our indemnity obligations could require us to reimburse the surety bond provider.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Subscription Agreement with CEO
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
Private Placement
On May 15, 2024, we entered into a securities purchase agreement with certain accredited investors (the "Purchasers") for the private placement (the "Private Placement") of an aggregate of 2,142,858 shares (the "Shares") of our common stock, par value $0.001 per share, at a purchase price of $7.00 per share. The net cash proceeds were $15.0 million, which the Company received on May 17, 2024.
The Private Placement was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. The Purchasers represented that they were accredited investors within the meaning of Rule 501(a) of Regulation D and were acquiring the Shares as principal for their own accounts and not with a view to or for distributing or reselling the Shares. The Shares sold and issued in the Private Placement were registered on Form S-3 under the Securities Act of 1933, as amended, which was declared effective on June 6, 2024.
Share Repurchases
We maintain a program to repurchase up to $20.0 million of shares of our common stock under a stock repurchase program through open market transactions at prevailing market prices, of which $7.0 million remained available as of June 30, 2024. No repurchases were made during the three months ended June 30, 2024.

Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the second quarter of 2024 to satisfy their respective tax obligations related to stock-based awards.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2024	—	$—	N/A	N/A
May 1 to May 31, 2024	—	$—	N/A	N/A
June 1 to June 30, 2024	—	$—	N/A	N/A
Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Conformed Copy of the Bylaws of Arq, Inc., as amended	10-Q	001-37822	3.1	May 8, 2024
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective February 1, 2024	8-K	001-37822	3.1	January 31, 2024
10.1	Arq, Inc. 2024 Omnibus Incentive Plan	8-K	001-37822	10.1	June 13, 2024
10.2	Seventh Amendment to Tax Asset Protection Plan dated as of April 15, 2024, by and between the Company and Computershare Trust Company, N.A., as rights agent.	8-K	001-37822	4.1	April 16, 2024
10.3	Securities Purchase Agreement dated as of May 15, 2024, by and among the Company and the Purchasers named therein.	8-K	001-37822	10.1	May 16, 2024
10.4	Registration Rights Agreement dated as of May 15, 2024, by and among the Company and the Purchasers named therein.	8-K	001-37822	10.2	May 16, 2024
31.1	Certification of Principal Executive Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Principal Financial Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Arq, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
95.1	Mine Safety Disclosure Exhibit*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
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

Arq, Inc.
(Registrant)

August 12, 2024	By:	/s/ Robert Rasmus
Robert Rasmus
Chief Executive Officer
(Principal Executive Officer)

August 12, 2024	By:	/s/ Stacia Hansen
Stacia Hansen
Chief Accounting Officer
(Principal Financial Officer)