Form 10-Q
period 2024-09-30
Arq, Inc.
filed 2024-11-07
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	ARQ	Nasdaq Global Market
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
Yes  ☐    No  ☒
As of November 5, 2024, there were 42,032,086 outstanding shares of Arq, Inc. common stock, par value $0.001 per share.

Part I. – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Arq, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$48,662	$45,361
Receivables, net	16,590	16,192
Inventories, net	18,487	19,693
Prepaid expenses and other current assets	3,530	5,215
Total current assets	87,269	86,461
Restricted cash, long-term	8,718	8,792
Property, plant and equipment, net of accumulated depreciation of $25,146 and $19,293, respectively	139,137	94,649
Other long-term assets, net	44,841	45,600
Total Assets	$279,965	$235,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,191	$14,603
Current portion of debt obligations	2,324	2,653
Other current liabilities	7,671	5,792
Total current liabilities	30,186	23,048
Long-term debt obligations, net of current portion	17,634	18,274
Other long-term liabilities	14,029	15,780
Total Liabilities	61,849	57,102
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: par value of $0.001 per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock: par value of $0.001 per share, 100,000,000 shares authorized, 46,652,061 and 37,791,084 shares issued, and 42,033,915 and 33,172,938 shares outstanding at September 30, 2024 and December 31, 2023, respectively	47	38
Treasury stock, at cost: 4,618,146 and 4,618,146 shares as of September 30, 2024 and December 31, 2023, respectively	(47,692)	(47,692)
Additional paid-in capital	197,988	154,511
Retained earnings	67,773	71,543
Total Stockholders’ Equity	218,116	178,400
Total Liabilities and Stockholders’ Equity	$279,965	$235,502

See Notes to the Condensed Consolidated Financial Statements

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$34,774	$29,829	$81,919	$71,079

Cost of revenue, exclusive of depreciation and amortization	21,339	20,707	52,279	53,218

Operating expenses:
Selling, general and administrative	8,058	8,297	22,735	27,574
Research and development	787	639	3,341	2,145
Depreciation, amortization, depletion and accretion	2,716	2,711	6,090	7,276
Gain on sale of assets	(154)	—	(154)	(2,695)
Total operating expenses	11,407	11,647	32,012	34,300
Operating income (loss)	2,028	(2,525)	(2,372)	(16,439)
Other (expense) income:
Earnings from equity method investments	127	412	127	1,512
Interest expense	(806)	(787)	(2,426)	(2,155)
Other	268	725	931	1,510
Total other (expense) income	(411)	350	(1,368)	867
Income (loss) before income taxes	1,617	(2,175)	(3,740)	(15,572)
Income tax (expense) benefit	—	—	(30)	33
Net income (loss)	$1,617	$(2,175)	$(3,770)	$(15,539)
Income (loss) per common share (Note 1):
Basic	$0.04	$(0.07)	$(0.11)	$(0.56)
Diluted	$0.04	$(0.07)	$(0.11)	$(0.56)
Weighted-average number of common shares outstanding:
Basic	36,124	31,807	34,085	27,894
Diluted	37,442	31,807	34,085	27,894

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2024	37,791,084	$38	(4,618,146)	$(47,692)	$154,511	$71,543	$178,400
Stock-based compensation	81,253	—	—	—	782	—	782
Repurchase of common shares to satisfy minimum tax withholdings	(104,163)	—	—	—	(599)	—	(599)
Exercise of warrant, net	324,955	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,419)	(3,419)
Balances, March 31, 2024	38,093,129	$38	(4,618,146)	$(47,692)	$154,694	$68,124	$175,164
Stock-based compensation	(43,566)	—	—	—	653	—	653
Issuance of common stock related to private placement transaction, net of offering costs	2,142,858	2	—	—	14,949	—	14,951
Issuance of common stock to related party	422,221	1	—	—	799	—	800
Net loss	—	—	—	—	—	(1,968)	(1,968)
Balances, June 30, 2024	40,614,642	$41	(4,618,146)	$(47,692)	$171,095	$66,156	$189,600
Stock-based compensation	580,826	1	—	—	749	—	750
Issuance of common stock in public offering, net of offering costs	5,485,500	5	—	—	26,654	—	26,659
Repurchase of common shares to satisfy minimum tax withholdings	(28,907)	—	—	—	(510)	—	(510)
Net income	—	—	—	—	—	1,617	1,617
Balances, September 30, 2024	46,652,061	$47	(4,618,146)	$(47,692)	$197,988	$67,773	$218,116

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2023	23,788,319	$24	(4,618,146)	$(47,692)	$103,698	$83,949	$139,979
Stock-based compensation	483,242	—	—	—	563	—	563
Issuance of common stock pursuant to Arq Acquisition, net of offering costs	3,814,864	4	—	—	12,433	—	12,437
Issuance of common stock related to private placement transaction, net of offering costs	3,842,315	4	—	—	15,216	—	15,220
Issuance of warrant	—	—	—	—	826	—	826
Repurchase of common shares to satisfy minimum tax withholdings	(74,104)	—	—	—	(146)	—	(146)
Preferred stock dividends declared on redeemable preferred stock	—	—	—	—	—	(157)	(157)
Net loss	—	—	—	—	—	(7,508)	(7,508)
Balances, March 31, 2023	31,854,636	$32	(4,618,146)	$(47,692)	$132,590	$76,284	$161,214
Stock-based compensation	(16,430)	—	—	—	545	—	545
Issuance of common stock upon conversion of preferred stock	5,362,926	5	—	—	18,921	—	18,926
Repurchase of common shares to satisfy minimum tax withholdings	(6,973)	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	(5,856)	(5,856)
Balances, June 30, 2023	37,194,159	$37	(4,618,146)	$(47,692)	$152,042	$70,428	$174,815
Stock-based compensation	105,244	—	—	—	702	—	702
Issuance of common stock to related party	527,779	1	—	—	999	—	1,000
Repurchase of common shares to satisfy minimum tax withholdings	(28,129)	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	—	(2,175)	(2,175)
Balances, September 30, 2023	37,799,053	$38	(4,618,146)	$(47,692)	$153,695	$68,253	$174,294

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(3,770)	$(15,539)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, depletion and accretion	6,090	7,276
Stock-based compensation expense	2,185	1,810
Operating lease expense	1,518	2,061
Amortization of debt discount and debt issuance costs	450	395
Gain on sale of assets	(154)	(2,695)
Earnings from equity method investments	(127)	(1,512)
Other non-cash items, net	(113)	—
Changes in operating assets and liabilities:
Receivables and related party receivables	(399)	(359)
Prepaid expenses and other assets	1,812	3,595
Inventories, net	2,486	(811)
Other long-term assets, net	(1,366)	(3,646)
Accounts payable and accrued expenses	(2,611)	(12,033)
Other current liabilities	1,467	148
Operating lease liabilities	(1,255)	(140)
Other long-term liabilities	(945)	305
Net cash provided by (used in) operating activities	5,268	(21,145)
Cash flows from investing activities
Acquisition of property, plant, equipment, and intangible assets, net	(42,210)	(17,008)
Acquisition of mine development costs	(167)	(1,856)
Proceeds from sale of property and equipment	150	—
Distributions from equity method investees in excess of cumulative earnings	127	1,512
Cash and restricted cash acquired in business acquisition	—	2,225
Payment for disposal of Marshall Mine, LLC	—	(2,177)
Net cash used in investing activities	(42,100)	(17,304)
Cash flows from financing activities
Net proceeds from common stock issued in public offering	26,659	—
Net proceeds from common stock issued in private placement transactions	14,951	15,220
Repurchase of common stock to satisfy tax withholdings	(1,109)	(208)
Principal payments on finance lease obligations	(838)	(855)
Net proceeds from common stock issued to related party	800	1,000
Principal payments on notes payable	(404)	(341)
Net proceeds from CFG Loan, related party, net of discount and issuance costs	—	8,522
Net cash provided by financing activities	40,059	23,338
Increase (decrease) in Cash and Restricted Cash	3,227	(15,111)
Cash and Restricted Cash, beginning of period	54,153	76,432
Cash and Restricted Cash, end of period	$57,380	$61,321
Supplemental disclosure of non-cash investing and financing activities:
Change in accrued purchases for property and equipment	$8,199	$255
Purchase of property and equipment through note payable	$258	$—
Equity issued as consideration for acquisition of business	$—	$31,206
Paid-in-kind dividend on Series A Preferred Stock	$—	$157
See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Basis of Presentation
Arq, Inc. ("Arq" or the "Company"), is an environmental technology company that is principally engaged in the sale of consumable air, water, and soil treatment solutions including activated carbon ("AC") and chemical technologies. The Company's proprietary AC products enable customers to reduce air, water, and soil contaminants, including mercury, per and polyfluoroalkyl substances ("PFAS") and other pollutants, to help our customers meet the challenges of existing and pending air quality and water regulations. The Company manufactures and sells AC and other chemicals used to capture and remove contaminants for coal-fired power generation, industrial, municipal water and air, water, and soil treatment and remediation markets (collectively, the advanced purification technologies or "APT" market).
The Company’s primary products are comprised of AC, which is produced from a variety of carbonaceous raw materials. The Company’s AC products include both powdered activated carbon ("PAC") and granular activated carbon ("GAC"). Additionally, the Company owns the Five Forks Mine, a lignite mine that currently supplies the primary raw material for the manufacturing of the Company’s products.
The Company, formerly known as Advanced Emissions Solutions, Inc., is a Delaware corporation with its principal office located in Greenwood Village, Colorado, manufacturing, mining and logistics operations located in Louisiana and coal waste recovery and manufacturing operations located in Kentucky.
In February 2023, the Company acquired 100% of the equity of the subsidiaries of Arq Limited (the "Arq Acquisition," and hereafter the Arq Limited subsidiaries are referred to as "Legacy Arq") to secure access to a feedstock, a manufacturing facility and certain patented processes as a means to manufacture additional GAC products for sale into the APT and other markets. With the Arq Acquisition, the Company now controls bituminous coal waste reserves and owns a manufacturing facility, both located in Corbin, Kentucky (the "Corbin Facility"), and a process to recover and purify the bituminous coal waste for sale or further conversion to GAC products. Using the Corbin Facility's manufacturing process, the Company is converting bituminous coal waste into a purified, microfine carbon powder known as Arq powderTM ("Arq Powder"). See further discussion of the Arq Acquisition in Note 2.
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
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed using the weighted-average number of shares of the Company's common stock outstanding during the reporting period. Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings per share, while considering other potentially dilutive securities.
For the three and nine months ended September 30, 2024 and September 30, 2023, potentially dilutive securities consist of unvested restricted stock awards ("RSAs"), stock options and contingent performance stock units ("PSUs").

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the calculations of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income (loss)	$1,617	$(2,175)	$(3,770)	$(15,539)
Less: Dividends declared on redeemable preferred stock	—	—	—	157
Income (loss) attributable to common stockholders	$1,617	$(2,175)	$(3,770)	$(15,696)

Basic weighted-average common shares outstanding	36,124	31,807	34,085	27,894
Add: dilutive effect of equity instruments	1,318	—	—	—
Diluted weighted-average shares outstanding	37,442	31,807	34,085	27,894
Earnings (loss) per share - basic	$0.04	$(0.07)	$(0.11)	$(0.56)
Earnings (loss) per share - diluted	$0.04	$(0.07)	$(0.11)	$(0.56)
For the three and nine months ended September 30, 2024 and 2023, potentially dilutive securities of 0.3 million and 2.3 million and 2.5 million and 1.4 million shares of common stock, respectively, are outstanding but are not included in the calculation of diluted net loss per share because the effect would be anti-dilutive.
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
Seasonality
The timing of the sale of consumable products is dependent upon several factors. Power generation is weather dependent, with electricity and steam production varying in response to heating and cooling demands. As a result, the Company's revenue is generally higher in our first and third fiscal quarters during the warmer and colder months of the year, respectively. Abnormally high and low temperatures during the summer and winter months, respectively, may significantly increase coal consumption for electricity generation and cause increased impurities within various municipalities' water sources, and thus increase the demand for the Company's products. Additionally, power generating units routinely schedule maintenance outages in the spring and/or fall depending on the operation of their boilers. During the period in which an outage may occur, which may range from one week to over a month, the Company's product sales may decrease.
Also, the Company's revenue and sales volumes are highly dependent upon the level of coal consumption at coal-fired power plants, which in turn is significantly affected by the prices of competing power generation sources, such as natural gas and renewables. During periods of low natural gas prices, natural gas provides a competitive alternative to coal-fired power generation and therefore, coal consumption for power generation may be reduced, which in turn reduces the demand for the Company's products. In contrast, during periods of higher prices for competing power generation sources, coal consumption generally increases, which generally increases demand for the Company's products.
In the sale of water purification products, demand is driven largely from municipal water treatment facilities. Depending on weather conditions and other environmental factors, the summer months historically have the highest demand for the Company's products used in water treatment. One of the major uses for PAC is for the treatment of taste and odor episodes caused by increased degradation of organic contaminants and natural materials in water that occurs during the summer months. Additionally, the rainy season generally results in more demand from water municipalities due to rain run-offs and contaminant dilution.
Reclassifications
Certain balances have been reclassified from the prior year to conform to the current year presentation. Such reclassifications had no effect on the Company’s results of operations or financial position in any of the periods presented.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
New Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 is intended to improve reportable segment disclosures and to enhance disclosures of reportable segment expenses. This ASU is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is required to be applied retrospectively to all prior periods presented in the financial statements. Because the amendments do not change the methodology for the identification of operating segments, the aggregation of those operating segments or the application of the quantitative thresholds to determine reportable segments, we do not expect the guidance to have a material effect on our financial position or results of operations.
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
Note 2 - Arq Acquisition
On February 1, 2023 (the "Acquisition Date"), the Company entered into a securities purchase agreement (the "Purchase Agreement") with Arq Limited ("Arq Ltd.") to acquire 100% of the equity of Legacy Arq in exchange for consideration (the "Purchase Consideration") totaling $31.2 million, and consisting of (i) 3,814,864 shares of the Company's common stock and (ii) 5,294,462 shares of the Company's Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock" or the "Preferred Shares").
The Company accounted for the Arq Acquisition as an acquisition of a business, and the total Purchase Consideration of $31.2 million was allocated to the acquired assets and assumed liabilities of Legacy Arq based on their estimated fair values as of the Acquisition Date. The Purchase Consideration was comprised of the fair values as of the Acquisition Date of 3,814,864 shares of the Company's common stock, valued at $12.4 million, and 5,294,462 Preferred Shares, valued at $18.8 million. The Company also incurred $8.7 million in acquisition-related costs, which were expensed as incurred during fiscal years 2022 and 2023 and included in the "Selling, general and administrative" line item in the Statements of Operations for those years.
Legacy Arq's principal location is in Corbin, Kentucky where it operates the Corbin Facility, which processes bituminous coal waste into Arq Powder. Arq Powder can be used in high value applications, such as for a raw material to produce GAC products or as an additive in other applications. With the completion of the Arq Acquisition, the Company intends to use Arq Powder as a feedstock to produce high-quality AC for use in water and air purification markets. The Company expects to begin using Arq Powder to produce GAC products during the first quarter of 2025.

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
Of the total Preferred Shares issued in the Arq Acquisition, 833,914 were held in escrow (the "Escrow Shares") based on a contingent redemption feature. The fair value of the Preferred Shares issued was determined to be $3.46 per Preferred Share on the Acquisition Date plus the value of the contingent redemption feature related to the Escrow Shares. The Escrow Shares were converted into shares of the Company's common stock (the "Escrow Common Shares") on the Conversion Date, as defined below.
Pursuant to the terms of the Series A Preferred Stock, on March 31, 2023, the Company declared a dividend of 68,464 Series A paid-in kind shares (the "PIK Dividend") with respect to the accrued dividends on the Preferred Shares for the first quarter of 2023. The PIK Dividend was recorded at the estimated fair value of $0.2 million as of March 31, 2023 and was paid on April 21, 2023.
On June 13, 2023 (the "Conversion Date"), the Company's stockholders approved the conversion of all of the outstanding shares of Series A Preferred Stock, including the Escrow Shares, and the corresponding issuance of shares of the Company's common stock. Upon such approval, each outstanding share of Series A Preferred Stock was automatically converted into the number of shares of the Company's common stock described below. Each share of Series A Preferred Stock was deemed to have an original issue price of $4.00 per share (the "Original Issue Amount"). The number of shares of the Company's common stock issued upon conversion of each share of Series A Preferred Stock was equal to the product of (i) the sum of (A) the Original Issue Amount plus (B) an amount equal to the cumulative amount of the accrued and unpaid dividends on such share at such time divided by (ii) the Original Issue Amount, subject to adjustment.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Equity Financing
On February 1, 2023, and pursuant to the Arq Acquisition, the Company entered into Subscription Agreements (the "Subscription Agreements") with certain persons (the "Subscribers"), which included existing shareholders of Arq Ltd., three of which were appointed to the Company's Board of Directors (the "Board"), pursuant to which the Subscribers subscribed for and purchased shares of the Company's common stock for an aggregate purchase price of $15.4 million and at a price per share of $4.00 (such transaction, the "PIPE Investment").
Unaudited Pro Forma Financial Information
The following represents the pro forma effects for the nine months ended September 30, 2023 of the Arq Acquisition as if it had occurred on January 1, 2023. The pro forma net loss for the period presented has been calculated after applying the Company’s accounting policies in effect for that period. In addition, pro forma net loss includes: (1) a decrease in depreciation and amortization of $0.2 million resulting from fair value adjustments to Property, plant, equipment; (2) an increase in amortization of $0.1 million resulting from fair value adjustments to intangible assets; and (3) increases to interest expense of $0.2 million for: (a) the issuance of the CFG Loan (as defined below) including stated interest and the amortization of the CFG Loan's discount and issuance costs and (b) amortization of debt discount related to a fair value adjustment to the CTB Loan (as defined below), which was assumed by the Company on the Acquisition Date; together with the income tax effects on (1) through (3). Since Legacy Arq had no revenues for the nine months ended September 30, 2023, pro forma revenues are the same as the Company's reported revenues for that period.

(in thousands)	Nine Months Ended September 30, 2023
Revenues	$71,079
Net loss	$(12,100)
Note 3 - Revenue
For the three and nine months ended September 30, 2024 and 2023, all material performance obligations related to revenue recognized were satisfied at a point in time. For the three and nine months ended September 30, 2024, approximately 5% and 7%, respectively, of total revenue was generated in Canada, and all other revenues were generated in the U.S. For the three and nine months ended September 30, 2023, 7% and 8%, respectively, of total revenue was generated in Canada, and all other revenues were generated in the U.S.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table shows the components of the Company's Receivables, net:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Trade and other receivables, net	$16,465	$11,330
Unbilled receivables	125	4,862
Receivables, net	$16,590	$16,192
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
Note 4 - Inventories, net
The following table summarizes the Company's inventories as of September 30, 2024 and December 31, 2023:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Product inventory, net	$11,498	$9,524
Raw material inventory	6,989	10,169
Total inventories, net	$18,487	$19,693
Note 5 - Debt Obligations

	As of
(in thousands)	September 30, 2024	December 31, 2023
CFG Loan due February 2027, related party	$10,000	$10,000
CTB Loan due January 2036	9,123	9,527
Finance lease obligations	2,192	3,465
Other	258	—
	21,573	22,992
Unamortized debt discounts	(623)	(815)
Unamortized debt issuance costs	(992)	(1,250)
	19,958	20,927
Less: Current maturities	(2,324)	(2,653)
Total long-term debt obligations	$17,634	$18,274

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
The CFG Loan Agreement also required the issuance of a warrant (the "Warrant") to CFG to purchase 325,457 shares of the Company's common stock at an exercise price of $0.01 per share. The Warrant had a term of 7 years and contained a cashless exercise provision. On March 29, 2024, CFG exercised the warrant in full and the Company issued CFG 324,955 shares of its common stock, net of shares representing the exercise price of the warrant.
The CFG Loan matures on February 1, 2027 and bears interest at a rate equal to either (a) Adjusted Term SOFR (subject to a 1.00% floor and a cap of 2.00%) plus a margin of 9.00% paid in cash and 5.00% paid in kind or (b) Base Rate (as defined in the CFG Loan Agreement) plus a margin of 8.00% paid in cash and 5.00% paid in kind, which interest on the CFG Loan in each case shall be payable (or capitalized, in the case of in kind interest) quarterly in arrears.

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
The CFG Loan is secured by substantially all of the assets of the Company and its subsidiaries (including those acquired in the Acquisition, but excluding those pledged as collateral (the "CTB Loan Assets") under the CTB Loan, as defined and described below), subject to customary exceptions. The CFG Loan Agreement includes, among others, the following covenants: (1) a minimum unrestricted balance of $5.0 million as of the end of each fiscal quarter; (2) (x) as of December 31, 2024, for the fiscal year then ended, the Company must have a minimum annual revenue, on a consolidated basis, of $85.0 million and (y) for any fiscal year thereafter, the Company must have a minimum annual revenue, on a consolidated basis, of $100.0 million; (3) (x) as of December 31, 2024, for the fiscal year then ended, the Company must have a minimum Consolidated EBITDA of $3.0 million and (y) for any fiscal year thereafter, the Company must have a minimum Consolidated EBITDA of $16.0 million; and (4) during a period including a LTV Trigger Event (as defined in the CFG Loan Agreement), the Company must not exceed a loan to value ratio of 0.40:1.00 (based on the consolidated total assets of the Company and its subsidiaries, but excluding the CTB Loan Assets).
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Note 6 - Leases
The Company's operating and finance lease right-of-use ("ROU") assets and liabilities as of September 30, 2024 and December 31, 2023 consisted of the following items (in thousands):

	As of
Leases	September 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets, net of accumulated amortization (1)	$9,331	$10,592

Operating lease obligations, current	$1,991	$1,944
Long-term operating lease obligations	7,569	8,870
Total operating lease obligation	$9,560	$10,814

Finance Leases
Finance lease right-of-use assets, net of accumulated amortization (2)	$975	$1,694

Finance lease obligations, current	$1,699	$2,131
Long-term finance lease obligations	493	1,334
Total finance lease obligations	$2,192	$3,465
(1) Operating lease ROU assets are reported net of accumulated amortization of $4.0 million and $5.1 million as of September 30, 2024 and December 31, 2023, respectively.
(2) Finance lease ROU assets are reported net of accumulated amortization of $3.0 million and $2.7 million as of September 30, 2024 and December 31, 2023, respectively.
Operating leases
ROU assets under operating leases and operating lease liabilities are included in the "Other long-term assets" and "Other current liabilities" and "Other long-term liabilities" line items, respectively, in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.
Lease expense for operating leases for the three and nine months ended September 30, 2024 was $1.3 million and $4.0 million, respectively, of which $0.9 million and $2.9 million, respectively, is included in the "Cost of revenue, exclusive of depreciation and amortization" line item, and $0.4 million and $1.1 million, respectively, is included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations for those periods.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Lease expense for operating leases for the three and nine months ended September 30, 2023 was $1.6 million and $4.3 million, respectively, of which $1.2 million and $3.4 million, respectively, is included in the "Cost of revenue, exclusive of depreciation and amortization" line item, and $0.4 million and $0.9 million, respectively, is included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations for those periods.
Finance leases
ROU assets under finance leases are included in the "Property, plant and equipment" line item in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023. Interest expense related to finance lease obligations and amortization of ROU assets under finance leases are included in the "Interest expense" and "Depreciation, amortization, depletion and accretion" line items, respectively, in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023.
Lease financial information as of and for the three and nine months ended September 30, 2024 and 2023 is provided in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$46	$215	$466	$661
Interest on lease liabilities	50	59	149	190
Operating lease cost	773	1,000	2,448	3,017
Short-term lease cost	437	481	1,220	1,132
Variable lease cost (1)	104	81	313	145
Total lease cost	$1,410	$1,836	$4,596	$5,145

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases			$149	$190
Operating cash flows for operating leases			$1,512	$2,087
Financing cash flows for finance leases			$838	$855
Right-of-use assets obtained in exchange for new finance lease liabilities			$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities			$257	$1,947
Weighted-average remaining lease term - finance leases			1.2 years	2.1 years
Weighted-average remaining lease term - operating leases			7.4 years	7.8 years
Weighted-average discount rate - finance leases			6.4%	5.9%
Weighted-average discount rate - operating leases			12.4%	12.7%
(1) Primarily includes common area maintenance, property taxes and insurance payable to lessors.
Note 7 - Commitments and Contingencies
Surety Bonds and Restricted Cash
As the owner of the Five Forks Mine, the Company is required to post a surety bond with a regulatory commission related to performance requirements associated with the Five Forks Mine. As of September 30, 2024, the amount of this surety bond was $7.5 million.
The Company leases land adjacent to the Corbin Facility and is required to post surety bonds with a regulatory commission for reclamation. As of September 30, 2024, the amount of these surety bonds was $3.0 million.
The Company holds permits for an abandoned mine in West Virginia ("Mine 4") and is required to post a surety bond with a regulatory commission for reclamation. As of September 30, 2024, the amount of this surety bond was $0.7 million.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2024 and December 31, 2023, the Company posted cash collateral of $8.5 million and $8.5 million, respectively, as required by the Company's surety bond providers, which is reported as long-term restricted cash in the Condensed Consolidated Balance Sheets. As of September 30, 2024, the Company holds a deposit of $0.4 million with a third party for collateral as required under a bonding arrangement for Mine 4. This deposit is included in "Other long-term assets, net" in the Condensed Consolidated Balance Sheet as of September 30, 2024.
The Company has a customer supply agreement that requires the Company to post a performance bond in an amount equal to the annual contract value of $3.7 million. As of September 30, 2024, the remaining commitment under this customer contract, which expires on December 31, 2024, was approximately $1.3 million.
Red River Plant Construction Contract
In January 2024, the Company executed a contract with a third-party contractor for the construction of a GAC facility at the Red River Plant, and immediately commenced construction operations. The Company terminated the contract in September 2024, and anticipates completing construction and commissioning with internal resources fulfilling the role of the third-party contractor. The Company expects to complete its first deliveries in the first quarter of 2025 and estimates that total construction costs will be in the range of $75.0 - $80.0 million.
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
As of September 30, 2024 and December 31, 2023, the Company has a contractual obligation (the "Tinuum Group Obligation") of $1.7 million for its share of certain contingent liabilities of Tinuum Group as required under the Distribution and Repayment Agreement (the "Repayment Agreement") that was executed in December 2022 by the Company and certain owners of Tinuum Group. The Tinuum Group Obligation is included in the "Other current liabilities" line item in the Consolidated Balance Sheet.
Legal Proceedings
The Company is from time to time subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes, the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements and judgments where management has assessed that a loss is probable and an amount can be reasonably estimated. As of September 30, 2024, there were no material pending legal proceedings to which the Company is a party.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of Prepaid expenses and other current assets, and Other long-term assets, net as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Prepaid expenses and other current assets:
Prepaid expenses	$1,317	$2,430
Prepaid income taxes and income tax refunds	192	349
Other	2,021	2,436
Total prepaid expenses and other current assets	$3,530	$5,215

Other long-term assets, net:
Spare parts, net	$10,753	$9,147
Right of use assets, operating leases, net	9,331	10,592
Intangible assets, net	7,644	7,899
Mine development costs, net	7,125	7,377
Upfront Customer Consideration (1)	5,586	5,967
Mine reclamation asset, net	1,856	1,955
Other	2,546	2,663
Total other long-term assets, net	$44,841	$45,600
(1) Represents remaining balance on consideration paid to a customer under a supply contract executed in 2020. This asset is being amortized as a reduction to revenue on a straight-line basis over the expected 15-year contractual period of the contract.
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
As of September 30, 2024 and December 31, 2023, Other includes the Highview Investment in the amount of $0.6 million that is carried at cost, less impairment, plus or minus observable changes in price for identical or similar investments of the same issuer.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Other current liabilities:
Current portion of operating lease obligations	$1,991	$1,944
Sales, use and other taxes payable	1,719	948
Current portion of asset retirement obligations	1,259	182
Other(1)	2,702	2,718
Total other current liabilities	$7,671	$5,792

Other long-term liabilities:
Operating lease obligations, long-term	$7,569	$8,870
Asset retirement obligations	5,335	5,981
Other	1,125	929
Total other long-term liabilities	$14,029	$15,780
(1) Included in Other current liabilities as of September 30, 2024 and December 31, 2023 is $1.7 million for the Tinuum Group Obligation as discussed in Note 7.
As of September 30, 2024 and December 31, 2023, the ARO related to the Five Forks Mine is included in Other long-term liabilities.
The Mine reclamation liabilities represent AROs. Changes in the AROs were as follows:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Asset retirement obligations, beginning of period	$6,163	$8,533
Asset retirement obligations assumed(1)	—	1,500
Accretion	496	582
Liabilities settled(2)	(65)	(4,866)
Changes due to scope and timing of reclamation	—	414
Asset retirement obligations, end of period	6,594	6,163
Less current portion	1,259	182
Asset retirement obligations, long-term	$5,335	$5,981
(1)     Represents the Corbin ARO and Mine 4 ARO in the amounts of $0.5 million and $1.0 million, respectively, assumed during the period ended December 31, 2023.
(2)     Included in liabilities settled during the period ended December 31, 2023 is $4.7 million related to the removal of the ARO associated with Marshall Mine, LLC as a result of the sale of Marshall Mine, LLC in March 2023.
Supplemental Income Statement Information
Tinuum Group, LLC
As of September 30, 2024 and December 31, 2023, the Company's ownership interest in Tinuum Group, an equity method investment, was 42.5%. For the three and nine months ended September 30, 2024, the Company recognized earnings from Tinuum Group of $0.1 million. For the three and nine months ended September 30, 2023, the Company recognized earnings from Tinuum Group of $0.2 million and $1.1 million, respectively. In 2024, Tinuum Group, LLC has continued to wind down its operations.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the three and nine months ended September 30, 2024, the Company recognized expense of $0.2 million and $0.7 million, respectively, in Cost of revenue, exclusive of depreciation and amortization, related to royalties owed to Tinuum Group under an agreement for certain of the Company's sales of M-ProveTM products. For the three and nine months ended September 30, 2023, the Company recognized expense of $0.2 million and $0.6 million, respectively, in Cost of revenue, exclusive of depreciation and amortization, related to royalties owed to Tinuum Group under an agreement for certain of the Company's sales of M-ProveTM products.
Note 9 - Stockholders' Equity
Common Stock Transactions
In April 2024, the Company received $0.8 million in cash and issued 422,221 shares of its common stock pursuant to a subscription agreement between the Company and its CEO executed in July 2023.
In May 2024, the Company entered into a securities purchase agreement (the "SPA") with certain accredited investors for the sale of an aggregate of 2,142,858 shares of the Company’s common stock, at a selling price of $7.00 per share (the "Private Placement"). After deducting offering costs, the Company raised net cash proceeds of $15.0 million from the Private Placement.
In September 2024, the Company entered into an underwriting agreement (the "Underwriting Agreement") with certain underwriters, relating to the issuance and sale of 4,770,000 shares of the Company's common stock at a price to the public of $5.25 per share, as well as an overallotment option to purchase an additional 715,500 shares within 30 days following the date of the Underwriting Agreement (the "Public Offering"). The Company issued a total of 5,485,500 shares, inclusive of 715,500 shares issued pursuant to the underwriters' fully exercised overallotment option, and received net proceeds, after deducting offering costs, of approximately $26.7 million from the Public Offering.
Stock Repurchase Program
As of September 30, 2024, the Company had $7.0 million remaining under a stock repurchase program, which will remain in effect until all amounts are utilized or is otherwise modified by the Board. The Company did not repurchase any shares during the three and nine months ended September 30, 2024 or 2023.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Total stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
RSA expense	$483	$501	$1,268	$1,405
PSU expense	206	151	735	355
Stock option expense	61	50	182	50
Total stock-based compensation expense	$750	$702	$2,185	$1,810
The amount of unrecognized compensation cost as of September 30, 2024, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of September 30, 2024
(in thousands, expect years)	Unrecognized Compensation Cost	Expected Weighted- Average Period of Recognition (in years)
RSA expense	$3,414	1.82
PSU expense	1,400	1.09
Stock option expense	435	1.79
Total unrecognized stock-based compensation expense	$5,249	1.62
Restricted Stock Awards
RSAs are typically granted with vesting terms of three years. The fair value of RSAs is determined based on the closing price of the Company's common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for RSAs is generally recognized on a straight-line basis over the entire vesting period.
A summary of RSA activity under the Company's various stock compensation plans for the nine months ended September 30, 2024 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2024	790,005	$3.10
Granted	577,159	$5.79
Vested	(541,166)	$3.34
Forfeited	(55,197)	$2.82
Non-vested at September 30, 2024	770,801	$4.99
Performance Share Units
Compensation expense for PSUs is recognized on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant. The estimated fair value at the date of grant is

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
determined using a Monte Carlo simulation model for those PSUs with market-based performance conditions. A summary of PSU activity for the nine months ended September 30, 2024 is presented below:

	Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
PSUs outstanding, January 1, 2024	968,918	$2.06
Granted	115,877	$10.94
Vested / Settled(1)	(150,000)	$2.28
Forfeited / Canceled	(57,750)	$5.90
PSUs outstanding, September 30, 2024	877,045	$2.94	$5,148	1.09
(1) The number of units shown in the table above are based on target performance. The final number of shares of common stock issued may vary depending on the achievement of market or performance conditions established within the awards, which could result in the actual number of shares issued ranging from zero to a maximum of two times the number of units shown in the above table. For the three and nine months ended September 30, 2024, 150,000 shares of common stock were issued upon vesting of PSUs.
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
The Company did not grant any stock options during the three and nine months ended September 30, 2024. The Company granted 1,000,000 stock options during the three and nine months ended September 30, 2023. A summary of stock option activity for the nine months ended September 30, 2024 is presented below:

	Number of Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)

Options outstanding, January 1, 2024	1,000,000	$3.00
Options granted	—	—
Options exercised	—	—
Options expired / forfeited	—	—
Options outstanding, September 30, 2024	1,000,000	$3.00	$2,870	8.79
Options vested and exercisable, September 30, 2024	333,333	$3.00	$957	8.79

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 11 - Income Taxes
For the three and nine months ended September 30, 2024 and 2023, the Company's income tax (expense) benefit and effective tax rates are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for rate)	2024	2023	2024	2023
Income tax (expense) benefit	$—	$—	$(30)	$33
Effective tax rate	—%	—%	1%	—%
The Company incurred pretax loss for the nine months ended September 30, 2024 and expects to incur pretax loss for the year ending December 31, 2024. As a result, the effective rate for the three and nine months ended September 30, 2024 would be zero as the resultant tax benefit was offset by a valuation allowance recorded as of September 30, 2024, However, the Company recorded out of period state income tax expense for the nine months ended September 30, 2024 resulting in the effective tax rate of 1% for this period.
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
Note 13 - Subsequent Events
Unless disclosed elsewhere in the notes to the Condensed Consolidated Financial Statements, there were no significant matters that occurred subsequent to September 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read together with the unaudited Condensed Consolidated Financial Statements and notes of Arq, Inc. ("Arq" or the "Company") included elsewhere in Item 1 of Part I ("Item 1") of this Quarterly Report and with the audited consolidated financial statements and the related notes of Arq included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").
The results of operations discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are those of Arq, Inc. and its consolidated subsidiaries, collectively, the "Company," "we," "our" or "us."
Overview
We are an environmental technology company that is principally engaged in the sale of consumable air and water treatment solutions primarily based on Activated Carbon ("AC"). Our proprietary AC products enable customers to reduce air, water, and soil contaminants, including mercury, per- and polyfluoroalkyl substances ("PFAS") and other pollutants, to help our customers maximize effectiveness and to improve operating efficiencies to meet the challenges of existing and pending air quality, soil, and water regulations. We manufacture and sell AC and other chemicals used to capture and remove contaminants for coal-fired power generation, industrial and water treatment markets, which we collectively refer to as the advanced purification technologies ("APT") market.
Our primary products are comprised of AC, which is produced from a variety of carbonaceous raw materials. Our AC products include both powdered activated carbon ("PAC") and granular activated carbon ("GAC"). Additionally, we own the Five Forks Mine, a lignite mine that currently supplies the primary raw material for the manufacturing of our products.
In February 2023, we acquired 100% of the equity of the subsidiaries of Arq Limited (the "Arq Acquisition," and hereafter the Arq Limited subsidiaries are referred to as "Legacy Arq") to secure access to a feedstock, a manufacturing facility and certain patented processes as a means to manufacture additional GAC products for sale into the APT market and other markets. With the Arq Acquisition, we now control bituminous coal waste reserves and own a manufacturing facility, both located in Corbin, Kentucky (the "Corbin Facility"), and a process to recover and purify the bituminous coal fines for sale or further conversion to GAC products. Using the Corbin Facility's manufacturing process, we convert coal waste into a purified, microfine carbon powder known as Arq powderTM ("Arq Powder"). We expect to begin using Arq Powder as a feedstock to manufacture high-quality GAC products for sale in the APT and other markets during the first quarter of 2025.
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
For the three and nine months ended September 30, 2024, we experienced a decrease in demand for our products from certain coal-fired dispatch and electricity power generation customers compared to the same periods in 2023. This was primarily due to lower natural gas prices, resulting in several large utility customers opting to use natural gas versus coal as a primary source for power generation, and the year to date impact of mild temperatures during the winter and spring seasons, resulting in lower demand for power generation compared to 2023. We expect that natural gas prices will remain relatively consistent through 2024 due to surplus natural gas reserves in storage, which, we expect, will negatively impact sales of our products even with higher than average summer temperatures.
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

Results of Operations
For the three and nine months ended September 30, 2024, we recognized net income of $1.6 million and net loss of $3.8 million, respectively, compared to net loss of $2.2 million and $15.5 million for the three and nine months ended September 30, 2023. The most significant factor impacting results for the three months ended September 30, 2024 was higher revenue as a result of increased average selling price, which was partially offset by a decrease in demand for our AC and chemical products with power generation customers, when compared to the three months ended September 30, 2023. The decrease in demand from our power generation customers was primarily driven by continued low prices of alternative energy sources for power generation. These factors also impacted our results for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Additionally, during the nine months ended September 30, 2023, we recorded expenses related to the Arq Acquisition that did not occur in 2024.
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
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue and Cost of revenue
A summary of the components of our Revenue and Cost of revenue for the three months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Revenue	$34,774	$29,829	$4,945	17%
Cost of revenue, exclusive of depreciation and amortization	$21,339	$20,707	$632	3%
Revenue and Cost of revenue
For the three months ended September 30, 2024, revenue increased from the comparable quarter in 2023 primarily driven by overall favorable product mix and higher pricing of approximately $2.7 million and $1.2 million, respectively. The increase from favorable product mix was primarily driven by sales to municipal water customers and a large non-power generation customer. Also contributing to an increase in revenue between periods was $0.2 million attributable to volumes sold, despite lower natural gas prices compared to the same quarter in 2023, which contributed to decreased utilization of coal-fired generation and decreased demand for our products by customers in the power generation market. The average Henry Hub natural gas spot prices ($/MMBtu) for the three months ended September 30, 2024 and 2023 were $2.11 and $2.59, respectively.
Gross margin, exclusive of depreciation and amortization, increased for the three months ended September 30, 2024 compared to the corresponding quarter in 2023. The increase in gross margin was primarily due to favorable product mix as described above, as well as lower fixed costs as a percentage of total cost of revenue due to higher production volumes for the three months ended September 30, 2024 compared to the corresponding quarter in 2023.
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

Operating Expenses
A summary of the components of our operating expenses for the three months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Operating expenses:
Selling, general and administrative	$8,058	$8,297	$(239)	(3)%
Research and development	787	639	148	23%
Depreciation, amortization, depletion and accretion	2,716	2,711	5	—%
Gain on sale of assets	(154)	—	(154)	*
	$11,407	$11,647	$(240)	(2)%
* Percent change in excess of 100% not considered meaningful.
Selling, General and Administrative
A summary of the components of selling, general and administrative expenses for the three months ended September 30, 2024 and 2023, exclusive of cost of revenue items (presented above), is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Payroll and benefits	$2,843	$3,875	$(1,032)	(27)%
Legal and professional fees	1,430	1,631	(201)	(12)%
General and administrative	3,785	2,791	994	36%
Total Selling, general and administrative	$8,058	$8,297	$(239)	(3)%

Payroll and benefits
Payroll and benefits, which represent costs related to selling, general and administrative personnel, decreased for the three months ended September 30, 2024 compared to the corresponding quarter in 2023 primarily due to severance related costs of $1.0 million associated with the termination of an executive officer during the three months ended September 30, 2023, and decreased salaries and wages in the current quarter primarily from lower executive compensation, which was a result of personnel changes implemented in 2023.
Legal and professional fees
Legal and professional fees decreased for the three months ended September 30, 2024 compared to the corresponding quarter in 2023 primarily from legal and accounting costs incurred related to the Arq Acquisition during the period ended September 30, 2023, partially offset by increased consulting fees.
General and administrative
General and administrative expenses increased for the three months ended September 30, 2024 compared to the corresponding quarter in 2023 by approximately $1.0 million, primarily due to an increase in rent and occupancy expenses, third-party services at the Corbin Facility, and franchise taxes.
Research and development
Research and development expense increased for the three months ended September 30, 2024 compared to the corresponding quarter in 2023, primarily due to conducting product qualification testing with potential lead-adopters as part of our ongoing GAC contracting process, and increased research and development payroll costs.
Depreciation, amortization, depletion and accretion
Depreciation, amortization depletion and accretion expense remained flat for the three months ended September 30, 2024 compared to the corresponding quarter in 2023.
Gain on sale of assets
Gain on sale of assets for the three months ended September 30, 2024 primarily relates to a gain on the sale of equipment.

Other (Expense) Income, net
A summary of the components of other (expense) income, net for the three months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Other (expense) income:
Earnings from equity method investments	$127	$412	$(285)	(69)%
Interest expense	(806)	(787)	(19)	2%
Other	268	725	(457)	(63)%
Total other (expense) income	$(411)	$350	$(761)	*
* Percent change in excess of 100% not considered meaningful.
Earnings from equity method investments
Earnings from equity method investments for the three months ended September 30, 2024 represented cash distributions from Tinuum Group. Earnings from equity method investments for the three months ended September 30, 2023 represented cash distributions from both Tinuum Group and Tinuum Services. Tinuum Group continues to wind down their services into 2024. We do not expect further distributions from Tinuum Services as Tinuum Services has completed its wind-down.
Interest expense
Interest expense remained flat for the three months ended September 30, 2024 compared to the corresponding quarter in 2023.
Other
The decrease in Other for the three months ended September 30, 2024 as compared to the corresponding quarter in 2023 was primarily driven by a decrease in interest income of $0.4 million due to lower average balances in the Company's cash sweep accounts during the current quarter compared to the prior year quarter.
Income tax expense
For the three months ended September 30, 2024 and 2023, we had pretax income of $1.6 million and pretax loss of $2.2 million, respectively. For the three months ended September 30, 2024, we recorded no income tax expense as we expect to incur pretax loss for the year ending December 31, 2024. For the three months ended September 30, 2023, we recorded no income tax benefit for the pretax loss due to the recording of a full valuation allowance based on our forecast of pretax loss for the year ended December 31, 2023.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Revenue	$81,919	$71,079	$10,840	15%
Cost of revenue, exclusive of depreciation and amortization	$52,279	$53,218	$(939)	(2)%
Revenue and Cost of revenue
For the nine months ended September 30, 2024, revenue increased from the comparable period in 2023 primarily driven by overall favorable product mix and higher pricing of approximately $5.4 million and $3.9 million, respectively. The increase from favorable product mix was primarily driven by sales to municipal water customers and a large non-power generation customer. These increases to revenue were partially offset by approximately $0.4 million attributable to lower volumes sold. Product sale volumes were lower among power generation customers primarily due to lower natural gas prices compared to the same period in 2023, which contributed to decreased utilization of coal-fired generation and decreased demand for our products. The average Henry Hub natural gas spot prices ($/MMBtu) for the nine months ended September 30, 2024 and 2023 were $2.11 and $2.47, respectively.

Gross margin, exclusive of depreciation and amortization, increased for the nine months ended September 30, 2024 compared to the corresponding period in 2023. The increase in gross margin was primarily due to favorable product mix and pricing as described above.
Operating Expenses
A summary of the components of our operating expense for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Operating expenses:
Selling, general and administrative	$22,735	$27,574	$(4,839)	(18)%
Research and development	3,341	2,145	1,196	56%
Depreciation, amortization, depletion and accretion	6,090	7,276	(1,186)	(16)%
Gain on sale of assets	(154)	(2,695)	2,541	(94)%
	$32,012	$34,300	$(2,288)	(7)%
Selling, General and Administrative
A summary of the components of selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023, exclusive of cost of revenue items (presented above), is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Payroll and benefits	$8,171	$11,277	$(3,106)	(28)%
Legal and professional fees	4,436	7,950	(3,514)	(44)%
General and administrative	10,128	8,347	1,781	21%
Total Selling, general and administrative	$22,735	$27,574	$(4,839)	(18)%
Payroll and benefits
Payroll and benefits decreased for the nine months ended September 30, 2024 compared to the corresponding period in 2023 primarily due to $1.1 million related to severance expense of former executives of Arq Limited and $1.0 million of severance related costs associated with the termination of an executive officer incurred during the nine months ended September 30, 2023, as well as decreased salaries and wages in the current year primarily from lower executive compensation, which was a result of personnel changes implemented in 2023.
Legal and professional fees
Legal and professional fees decreased for the nine months ended September 30, 2024 compared to the corresponding period in 2023 primarily from decreased consulting, legal, and accounting costs incurred related to the Arq Acquisition during the nine months ended September 30, 2023.
General and administrative
General and administrative expenses increased for the nine months ended September 30, 2024 compared to the corresponding period in 2023 by approximately $1.8 million, primarily due to increases in rent and occupancy expenses, franchise tax expenses, outside construction-related labor and license and fee expenses.
Research and development
Research and development expense increased for the nine months ended September 30, 2024 compared to the corresponding period in 2023, primarily due to conducting product qualification testing with potential lead-adopters as part of our ongoing GAC contracting process, and increased research and development payroll costs.
Depreciation, amortization, depletion and accretion
Depreciation, amortization, depletion and accretion expense decreased by approximately $1.2 million for the nine months ended September 30, 2024 compared to the corresponding period in 2023, primarily due to increased absorption in inventory of $1.4 million, decreased amortization of leasehold improvements, customer relationships and developed technology of $0.5 million, and decreased depletion of $0.2 million, partially offset by increased depreciation expense, primarily related to Legacy Arq assets purchased in February 2023.

Gain on sale of assets
On March 27, 2023, we completed the sale of all of our membership interests in Marshall Mine, LLC to a third party. During the nine months ended September 30, 2023, we recognized a gain of $2.7 million on the sale of Marshall Mine, LLC. Gain on sale of assets for the nine months ended September 30, 2024 was primarily due to a gain on the sale of equipment.
Other Income (Expense), net
A summary of the components of other income (expense), net for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Other (expense) income:
Earnings from equity method investments	$127	$1,512	$(1,385)	(92)%
Interest expense	(2,426)	(2,155)	(271)	13%
Other	931	1,510	(579)	(38)%
Total other (expense) income	$(1,368)	$867	$(2,235)	*
* Percent change in excess of 100% not considered meaningful.
Earnings from equity method investments
Earnings from equity method investments for the nine months ended September 30, 2024 represented cash distributions from Tinuum Group. During the nine months ended September 30, 2023, the amount represented cash distributions from both Tinuum Group and Tinuum Services. Tinuum Group continues to wind down their services into 2024. We do not expect further distributions from Tinuum Services as Tinuum Services has completed its wind-down.
Interest expense
Interest expense increased for the nine months ended September 30, 2024 compared to the corresponding period in 2023 primarily due to higher interest expense of $0.3 million related to the CFG Loan incurred for the nine months ended September 30, 2024. This increase was due to a higher principal balance from the accrual of interest payable upon the termination date of the CFG Loan.
Other
The decrease in Other for the nine months ended September 30, 2024 was primarily driven by a decrease in interest income of $0.5 million due to lower balances in the Company's cash sweep accounts during the current period compared to the prior year period.
Income tax expense
For the nine months ended September 30, 2024 and 2023, we had pretax losses of $3.7 million and $15.6 million, respectively, and recorded no income tax benefit for the pretax losses due to the recording of a full valuation allowance based on our forecast of pretax losses for the year ending December 31, 2024 and the year ended December 31, 2023. For the nine months ended September 30, 2024, we recorded out of period state income tax expense related to a state assessment.

Non-GAAP Financial Measures
To supplement our financial information presented in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), we provide certain supplemental financial measures, including EBITDA and Adjusted EBITDA, which are measurements that are not calculated in accordance with U.S. GAAP. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and Adjusted EBITDA is defined as EBITDA reduced by the non-cash impact of equity earnings from equity method investments and other non-cash gains, increased by cash distributions from equity method investments, other non-cash losses and non-recurring costs and fees. EBITDA and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income (loss) in accordance with U.S. GAAP as a measure of performance. See below for a reconciliation from net income (loss), the nearest U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA.
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
EBITDA and Adjusted EBITDA:
The following table reconciles net income (loss), our most directly comparable as-reported financial measure calculated in accordance with U.S. GAAP, to EBITDA (loss) and Adjusted EBITDA (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income (loss) (1)	$1,617	$(2,175)	$(3,770)	$(15,539)
Depreciation, amortization, depletion and accretion	2,716	2,711	6,090	7,276
Amortization of Upfront Customer Consideration	127	127	381	381
Interest expense, net	600	224	1,638	822
Income tax expense (benefit)	—	—	30	(33)
EBITDA (loss)	5,060	887	4,369	(7,093)
Cash distributions from equity method investees	127	412	127	1,512
Equity earnings	(127)	(412)	(127)	(1,512)
Gain on sale of assets	(154)	—	(154)	(2,695)
Financing costs	228	—	228	—
Adjusted EBITDA (loss)	$5,134	$887	$4,443	$(9,788)
(1) Included in Net loss for the three and nine months ended September 30, 2023 are zero and $4.9 million, respectively of transaction and integration costs incurred related to the Arq Acquisition. Additionally, for the three and nine months ended September 30, 2023, Net loss included $2.5 million and $4.2 million of Legacy Arq payroll and benefit costs. Further included in Net Loss for the three and nine months ended September 30, 2023 is $1.3 million of severance expense related to two executive employees.

Liquidity and Capital Resources
Current Resources and Factors Affecting Our Liquidity
As of September 30, 2024, our principal sources of liquidity included:
•cash on hand of $48.7 million, excluding $8.7 million of restricted cash, including net proceeds received from issuance and sale of our common stock of $42.4 million in the current year; and
•cash from operations.
As of September 30, 2024, our principal uses of liquidity included:
•capital expenditures, including those related to the Red River Plant expansion and commissioning of the Corbin Facility;
•our business operating expenses;
•payments on our lease obligations; and
•payments on our debt obligations.
Cash Flows
Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023
Cash and restricted cash increased from $54.2 million as of December 31, 2023 to $57.4 million as of September 30, 2024. The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Cash and restricted cash provided by (used in):
Operating activities	$5,268	$(21,145)	$26,413
Investing activities	(42,100)	(17,304)	(24,796)
Financing activities	40,059	23,338	16,721
Net change in cash and restricted cash	$3,227	$(15,111)	$18,338
Cash flow from operating activities
Cash flow from operating activities for the nine months ended September 30, 2024 were $5.3 million and represented a net increase of $26.4 million from cash used in operating activities for the nine months ended September 30, 2023 of $21.1 million. The net increase was primarily attributable to a decrease in cash payments on accounts payable and accrued expenses of $9.4 million, primarily due to payments made in 2023 of Legacy Arq assumed liabilities, comprised of accrued employee-related compensation and accrued transaction costs related to the Arq Acquisition in 2023; a decrease in net loss of $11.8 million; and a decrease in non-cash items primarily from a gain of $2.7 million recognized from the sale of Marshall Mine, LLC for the nine months ended September 30, 2023.
Cash flow from investing activities
Cash flows used in investing activities increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 increased by $24.8 million primarily as a result of an increase in property, plant and equipment additions of $25.2 million from construction activities related to the expansion of our Red River Plant; $2.2 million of cash acquired in the Arq Acquisition during the prior year; and a decrease in distributions from equity earnings in excess of cumulative earnings of $1.4 million. Partially offsetting the net increase in cash flows used in investing activities were a cash payment of $2.2 million made in the prior year required in the sale of Marshall Mine, LLC, a decrease in expenditures on mine development costs of $1.7 million, and cash received in 2024 of $0.2 million from the sale of equipment.
Cash flow from financing activities
Cash flows provided by financing activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 increased by $16.7 million primarily due to proceeds of $42.4 million, net of offering costs, we received related to issuance and sale of our common stock in both the Public Offering and the Private Placement, including $0.8 million received in April 2024 pursuant to a subscription agreement between the Company and its CEO executed in July 2023. During the nine months ended September 30, 2023, cash flows from financing activities included the receipt of proceeds of $15.2 million, net, from the PIPE Investment and proceeds from the CFG Loan of $8.5 million, net of debt issuance costs paid.

Material Cash Requirements
Our ability to continue to generate sufficient cash flow required to meet ongoing operational needs and obligations depends upon several factors. These include executing on our contracts and initiatives and increasing our share of the market for APT consumables, including expanding our overall AC business into additional adjacent markets and increasing our gross margin by improving our customer and product mix.
We expect that our cash on hand as of September 30, 2024 and proceeds from additional debt financing, if needed, will provide sufficient liquidity to fund operations for the next 12 months while maintaining the cadence of our capital expenditures.
Capital expenditures
We have targeted the first quarter of 2025 for our first GAC deliveries. To meet this target, we need to incur substantial capital spend for additional equipment, labor, and project costs. We expect to finance the timely completion of the project with cash on hand, cash generation from operations, ongoing cost reduction initiatives, potential customer prepayments for GAC contracts, and an anticipated refinancing and expansion of the CFG Loan.
During 2024, we expect to spend between $60 and $70 million on construction and commissioning of our plants, depending on the pace of the project. Capital expenditures planned for 2024 are dependent on many factors, which may impact the timing and amount of capital expenditures, with $20 to $25 million expected to be spent in the fourth quarter of 2024.
Surety Bonds
As of September 30, 2024, we had outstanding surety bonds with regulatory commissions totaling $11.2 million primarily related to the Five Forks Mine and the Corbin Facility. As of September 30, 2024, and as required by our surety bond provider, we held restricted cash of $8.5 million pledged as collateral related to performance requirements required under a reclamation contract for the Five Forks Mine and the Corbin Facility. We expect that the obligations secured by these surety bonds will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related surety bonds may be released and collateral requirements may be reduced. However, in the event any surety bond is called, our indemnity obligations could require us to reimburse the surety bond provider.
Long Term Requirements
For a discussion of our long-term cash requirements, which relate primarily to our obligations under the CFG Loan and CTB Loan, see Note 5 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates have not changed from those reported in Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2023 Form 10-K.
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
(d)the ability to successfully integrate Legacy Arq's business;
(e)the ability to develop and utilize Legacy Arq’s products and technology and the anticipated timing for bringing such products to market;
(f)the ability to make Legacy Arq's products commercially viable;
(g)the expected future demand of Legacy Arq's products;

(h)future level of research and development activities;
(i)future plant capacity expansions and site development projects, including the GAC facility at our Red River Plant;
(j)the effectiveness of our technologies and the benefits they provide;
(k)the timing of awards of, and work and related testing under, our contracts and agreements and their value;
(l)the timing and amounts of, or changes in, future revenues, funding for our business and projects, margins, expenses, earnings, tax rates, cash flows, working capital, liquidity and other financial and accounting measures;
(m)the performance of obligations secured by our surety bonds;
(n)the amount and timing of future capital expenditures needed for our business plan;
(o)the amount, timing, and favorability of terms related to additional required financing;
(p)the adoption and scope of regulations to control certain chemicals in drinking water and other environmental concerns;
(q)opportunities to effectively provide solutions to U.S. coal-related businesses to comply with regulations, improve efficiency, lower costs and maintain reliability; and
(r)the impact of prices of competing power generation sources such as natural gas and renewable energy on demand for our products.
The forward-looking statements included in this Quarterly Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, timing and scope of new and pending regulations and any legal challenges to or extensions of compliance dates of them; the U.S. government’s failure to promulgate regulations that benefit our business; changes in laws and regulations, accounting rules, prices, economic conditions and market demand; impact of competition; availability, cost of and demand for alternative energy sources and other technologies; technical, start up and operational difficulties; competition within the industries in which we operate; our inability to commercialize our products on favorable terms; our inability to effectively and efficiently commercialize new products; changes in construction costs or availability of construction materials; our inability to effectively manage construction and startup of the GAC facility at our Red River Plant or Corbin Facility; our inability to obtain required financing or financing on terms that are favorable to us; our inability to ramp up our operations to effectively address recent and expected growth in our business; loss of key personnel; ongoing effects of inflation and macroeconomic uncertainty, including from the ongoing armed conflicts around the world, and such uncertainty's effect on market demand and input costs; availability of materials and equipment for our business; intellectual property infringement claims from third parties; pending litigation; other factors relating to our business strategy, goals and expectations concerning the Arq Acquisition (including future operations, future performance or results); our ability to maintain relationships with customers, suppliers and others with whom we do business and meet supply requirements, or our results of operations and business generally; risks related to diverting management's attention from our ongoing business operations; costs related to the Arq Acquisition; opportunities for additional sales of our AC products and end-market diversification; our ability to meet customer supply requirements; the rate of coal-fired power generation in the U.S.; the timing and cost of capital expenditures and the resultant impact to our liquidity and cash flows; and the other risk factors described in our other filings with the SEC, including the 2023 Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Quarterly Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information under this Item is not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation, claims and other proceedings related to the conduct of our business. Information with respect to this item may be found in Note 7 "Commitments and Contingencies" to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.
Item 1A. Risk Factors
There have been no material updates to our risk factors as disclosed in the 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
We maintain a program to repurchase up to $20.0 million of shares of our common stock under a stock repurchase program through open market transactions at prevailing market prices, of which $7.0 million remained available as of September 30, 2024. No repurchases were made during the three months ended September 30, 2024.
Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the third quarter of 2024 to satisfy their respective tax obligations related to stock-based awards.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2024	26,878	$5.46	N/A	N/A
August 1 to August 31, 2024	—	$—	N/A	N/A
September 1 to September 30, 2024	2,029	$6.11	N/A	N/A
Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report.
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Arq, Inc., as amended	10-Q	001-37822	3.1	May 8, 2024
3.2	Second Amended and Restated Certificate of Incorporation of Advanced Emissions Solutions, Inc.	10-Q	000-54992	3.1	August 9, 2013
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective February 1, 2024	8-K	001-37822	3.1	January 31, 2024
3.4	Certificate of Designations of Series A Preferred Stock	8-K	001-37822	3.1	February 1, 2023
3.5	Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock of Advanced Emissions Solutions, Inc.	8-K	001-37822	3.1	May 8, 2017
10.1	Underwriting Agreement, dated September 20, 2024, by and between the Company and Canaccord Genuity LLC as representative of the underwriters named therein.	8-K	001-37822	1.1	September 20, 2024
31.1	Certification of Principal Executive Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Principal Financial Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Arq, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
95.1	Mine Safety Disclosure Exhibit*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
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

Arq, Inc.
(Registrant)

November 7, 2024	By:	/s/ Robert Rasmus
Robert Rasmus
Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	By:	/s/ Stacia Hansen
Stacia Hansen
Chief Accounting Officer
(Principal Financial Officer)