Form 10-K
period 2024-12-31
Arq, Inc.
filed 2025-03-05
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37822

ARQ, INC.
(Name of registrant as specified in its charter)

Delaware	27-5472457
(State of incorporation)	(IRS Employer Identification No.)
8051 E. Maplewood Ave, Suite 210, Greenwood Village, CO, 80111
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (720) 598-3500
Securities registered under Section 12(b) of the Act:

Class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	ARQ	Nasdaq Global Market
Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $167.4 million based on the last reported bid price of the Common Stock on the Nasdaq Global Market on June 30, 2024. The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 3, 2025 was 42,014,263.

Documents Incorporated By Reference
Portions of Part III of this Form 10-K are incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

ARQ, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

i

PART I
Item 1. Business
General
Arq, Inc., together with its consolidated subsidiaries ("Arq", the "Company," "we," "us", or "our") is an environmental technology company principally engaged in the sale of consumable air, water, and soil treatment solutions, primarily based on activated carbon ("AC"). Our proprietary AC products enable customers to reduce air, water, and soil contaminants, including mercury, per - and polyfluoroalkyl substances ("PFAS") and other pollutants, to meet the challenges of existing and pending air quality and water regulations. We manufacture and sell AC and other chemicals used to capture and remove impurities, contaminants and pollutants for the coal-fired power generation, industrial, water treatment, and water and soil remediation markets, which we collectively refer to as the advanced purification technologies ("APT") market.
Our primary products are comprised of AC, which is produced from a variety of carbonaceous raw materials. Our AC products include both powdered activated carbon ("PAC") and granular activated carbon ("GAC"), among others. Additionally, we own the Five Forks Mine, a lignite coal mine that currently supplies the primary raw material for the manufacturing of our products.
Our predecessor, ADA-ES, Inc. ("ADA"), a Colorado corporation, was incorporated in 1997. Pursuant to an Agreement and Plan of Merger, effective July 1, 2013, the Company (formerly known as Advanced Emissions Solutions, Inc. ("ADES")), a Delaware company incorporated in 2011, succeeded ADA as the publicly held corporation and ADA became a wholly-owned subsidiary of the Company. In 2018, we acquired ADA Carbon Solutions, LLC to expand our product offerings in the mercury control industry and enter into other applicable APT markets. In February 2023, we acquired 100% of the equity interests, assets and liabilities of the subsidiaries of Arq Limited, an environmental technology company incorporated under the laws of Jersey (the "Arq Acquisition" or the "Transaction," and hereafter the Arq Limited subsidiaries referred to as "Legacy Arq") to secure access to additional U.S. based bituminous coal feedstock, a manufacturing facility located in Corbin, Kentucky (the "Corbin Facility") and certain patented processes to manufacture new advanced GAC products for sale into the APT and other markets. In February 2024, as part of a larger rebranding, the Company changed its name to Arq, Inc., and on February 1, 2024, our common stock commenced trading on the Nasdaq Global Market under the ticker symbol, "ARQ."
This Annual Report on Form 10-K is referred to herein as the "Form 10-K" or the "Report."
Products and Markets
AC is a specialized sorbent material that is used widely in a host of industrial and consumer applications to remove impurities, pollutants and contaminants from gas, water, soil and other product or waste streams. AC is produced by activating carbonaceous raw materials, including wood, coal, nut shells, resins and petroleum pitch. Properties such as surface area, pore volume, surface chemical functionalities and particle size and form can be specifically engineered to selectively target various contaminants to meet end-use application requirements. Our AC products are manufactured in several different forms that are important for the end-use application, including PAC, GAC, and colloidal carbon product ("CCP").
Key markets for AC products include treatment of drinking and waste waters, industrial and renewable gas purification and odor removal, automotive gasoline emission control, soil and ground water remediation, food and beverage process and product purification and removal of pollutants from emissions produced by coal-fired electrical generation and other industrial processes. Demand for AC products has been, and is expected to continue to be driven by environmental regulations pertaining to water, soil, and air quality, especially in the developed and more industrialized areas of the world, and increased consumer attention towards environmental, health and safety issues. Additionally, we believe enhanced environmental and health advisory issues will continue to drive demand for AC in rapidly developing countries. We continuously pursue opportunities to expand and diversify our customer base into markets for our purification products including industrial applications, water treatment plants and other end markets. In addition, we see significant opportunities emerging in the soil, sediment and groundwater treatment markets. Increased attention has been drawn to the monitoring and treatment of heavy metals, organic and inorganic compounds, including PFAS substances, in groundwater to improve overall ground and drinking water quality across North America. AC, in various forms, has and will continue to play a key role in these remediation efforts.
Our current products (also referred to as "consumables") are used to purify contaminated liquid, soil, and gas streams from a variety of industrial sources including wastewater treatment plants, coal-fired power plants and other end markets. Most of the North American coal-fired power generators and other industrial customers installed equipment to control air pollutants, such as mercury, prior to or since the implementation of the Mercury and Air Toxics Standards ("MATS") by the U.S. Environmental Protection Agency ("EPA"). However, many power generators need consumable products to complement the operation of installed equipment on a recurring basis to more effectively capture mercury and other contaminants. AC has been adopted as the most widely used technology to capture mercury due to product efficiency and effectiveness, and currently accounts for the majority of the mercury control consumables in the North American market. We offer AC and other chemical products and work with customers as they develop and implement a compliance control strategy that utilizes the consumables solutions that fit their unique operating and pollution control configuration.
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
For the purification of water, our AC products have been used in the treatment of drinking water, wastewater, contaminated soil and groundwater to adsorb compounds causing unpleasant taste and odor and other toxic contaminants. Both industrial and municipal wastewater treatment plants have deployed the use of our AC products in their treatment processes. Groundwater contamination has become a matter of increasing concern to federal and state governments as well as to the public, especially over recent years. The U.S. AC market may see significant growth from water purification markets, especially as implementation dates for new regulations issued by the EPA in April 2024 are nearing, with full compliance currently required by April 2029. In addition, certain states and certain municipal water treatment systems across the U.S. require pre-approval for the use of GAC products in their public water systems. Approval processes can vary in length from a number of days to multiple months. We have commenced the pre-approval process with a number of relevant state and municipal agencies. Please note, U.S. regulations are subject to continuing change, as further discussed in "Legislation and Environmental Regulations" included in Item 1 of this Report.
The existing technologies for treatment of groundwater, including removal of contaminated soil for external treatment or landfill, pumping groundwater above the surface for treatment and/or installing treatment trenches or barriers often utilize PAC and GAC products. An emerging technology generating increasing interest by site engineering firms and owners is injecting highly engineered ACs into the subsoil, also described as "in situ" treatment, to intercept the contamination plume or to treat the groundwater. In response to this market opportunity, in late 2021, we developed a new CCP platform, FluxSorb RC, which is a treatment option in certain contaminated soil and groundwater remediation treatment sites.
Legacy Arq Products and Markets
With the acquisition of Legacy Arq in February 2023, we now control reserves of high-quality recovered bituminous coal fines and own a manufacturing facility, both located in Corbin Kentucky (the "Corbin Facility"). Our facility remediates these reserves, using a patented manufacturing process to convert the recovered bituminous coal fines into a purified, microfine carbon powder known as Arq powderTM ("Arq Powder") for high value applications, such as for a raw material to produce GAC products. We expect to begin using Arq Powder as a feedstock to produce high-quality GAC products by the end of the first quarter of 2025 for sale into the APT and other markets. We anticipate that our GAC products made using these highly purified recovered bituminous coal fines will have a materially lower carbon footprint than other coal-based competitor alternatives.
We believe Arq Powder has additional potential to enable us to access new markets and applications. We intend to secure customer interest in Arq Powder as an additive into other markets, such as components for asphalt. These products utilizing Arq Powder are expected to have a lower carbon footprint compared to similar products utilizing conventional materials and have demonstrated other beneficial performance attributes during lab-scale customer testing. These applications are currently in various stages of proof of concept testing or preliminary customer testing.
Sales and Customers
We sell consumables primarily through our internal sales group and generally enter into customer contracts ranging from one to five years in duration. We generally recognize revenue as orders are fulfilled. Revenue from our top three customers comprised approximately 36% of our revenue for the year ended December 31, 2024, and the loss of any of these customers would have a material adverse effect on our operating results.

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
In water purification, the sale of our products depends on demand from municipal water treatment facilities that use these products. Depending on weather conditions and other environmental factors, the summer months historically have the highest demand for our PAC products in water treatment. One of the major uses for PAC is for the treatment of taste and odor impurities caused by increased degradation of organic contaminants and natural materials in water that occurs predominately during the summer months. Additionally, the rainy season generally results in more demand for PAC products to water municipalities due to rain run-offs and contaminant dilution.
Competition
Our primary competitors in the AC consumables industry include Norit Americas, Inc., which is owned by One Equity Partners, and Calgon Carbon, which is owned by Kuraray Co., Ltd.
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
With the acquisition of Legacy Arq in 2023, we secured a second feedstock, Arq Powder, which is made from high-quality recovered bituminous coal fines, for use in manufacturing of GAC products. Through internal testing, we have demonstrated that Arq Powder can be shaped and successfully activated using industrially available equipment and technology with our proprietary know-how. Arq Powder has unique properties, including low levels of impurities and small average particle size, which when used as a feedstock to produce certain carbon products may provide for advantages compared to lignite coal, other bituminous coals, or oil-based feedstocks in terms of cost and performance. In the U.S., the availability of feedstock for GAC manufacturing is limited, as it is either supplied by specialty mined coal or coconut husks, which need to be imported. Between the Corbin Facility and the Five Forks Mine, we have a fully integrated supply chain in multiple feedstocks - bituminous coal fines (Corbin Facility) and lignite coal (Five Forks Mine) to produce both GAC and PAC products.
We purchase various additives utilized in the production of our AC products. The manufacturing of AC is dependent upon these various additives, which are subject to price fluctuations and supply constraints. In addition, the number of suppliers who provide the necessary additives needed to manufacture our AC products is limited. We purchase these additives through supply agreements or spot purchases with the producers. Supply agreements with these producers are generally renewed on an annual basis.
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

Due to the seasonality of our business, which is primarily driven by our high concentration of customers in the coal-fired power generation and municipal water treatment markets, our sales and inventory levels may vary throughout the year.
Facilities
We own and operate a manufacturing plant (the "Red River Plant"), located in Coushatta, Louisiana. We also operate a production and distribution facility located on land we lease in Coushatta. In addition, we own and operate the Corbin Facility, where we process bituminous coal fines and apply patented technology to produce Arq Powder. In January 2024, we executed a contract with a third-party contractor for the construction of a GAC facility at the Red River Plant, (the "GAC Facility") and immediately commenced construction operations. In September 2024, we terminated the contract with the third-party contractor and moved the construction and project management functions for the GAC Facility internally. Mechanical completion of our GAC Facility was completed in January 2025. We expect to commence initial production of our proprietary GAC product at the GAC Facility by the end of the first quarter of 2025. For the year ended December 31, 2024, construction costs for the GAC Facility were approximately $80 million.
We completed commissioning at our Corbin Facility in January 2025. Total construction and commissioning costs at the Corbin Facility were approximately $7 million for the year ended December 31, 2024.
Research and Development Activities
We conduct research and product development activities for further enhancement of our consumables. For the years ended December 31, 2024 and 2023, we incurred research and development costs of $4.1 million and $3.3 million, respectively.
Legislation and Environmental Regulations
We are subject to various legislative enactments and regulations relating to the protection of the environment, health and safety, including the Occupational Safety and Health Act ("OSHA") and comparable state laws. While we cooperate with governmental authorities and take commercially practicable measures to meet regulatory requirements and avoid or limit environmental effects, some risks are inherent in our business. Among the risks are costs associated with operating manufacturing plants and mining operations, fines and penalties if we are found to be in violation of laws and regulations (and/or our operating permits), as well as modifications, disruptions or discontinuation of certain operations. Additionally, our products and services are used for the reduction of certain pollutants and other contaminants and legislation and regulations that limit the amount of pollutants and other contaminants permitted in air, water and soil may increase or decrease the need for our products.
We regularly monitor and review our operations, procedures and policies for compliance with these and other laws and regulations. Compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources. We believe our operations are in substantial compliance with these laws and regulations and that there are no violations that would have a material effect on our business. Despite these compliance efforts, there can be no assurance that material violations will not occur in the future. During the fiscal year ended December 31, 2024, compliance with the regulations applicable to our operations did not have a material effect on our capital expenditures, earnings, or competitive position, and the cost of compliance with these laws and regulations is not expected to have a material adverse effect on our business in the future. Below is a summary of the primary legislation and regulation that currently affects our business and the market for our current products. See “Item 1A. Risk Factors” below for further information on the uncertainty surrounding current U.S. regulatory landscape.
Federal National Primary Drinking Water Regulation and other PFAS Regulations
In October 2021, the EPA released its PFAS Strategic Roadmap, laying out its approach to addressing PFAS and other pollutants, which set a timeline by which the EPA planned to take certain actions through 2024, including establishing a national primary drinking water regulation for certain PFAS and taking Effluent Limitations Guidelines actions to regulate certain PFAS discharges from industrial categories. On March 14, 2023, the EPA proposed a National Primary Drinking Water Regulation ("NPDWR") for six specific PFAS substances. On April 10, 2024, the EPA announced the final NPDWR, which established legally enforceable maximum contaminant levels ("MCL") for six PFAS substances, including a MCL for Perfluorooctane Acid ("PFOA") and Perfluorooctane Sulfonate ("PFOS") of 4.0 parts per trillion. Under the NPDWR, drinking water utilities have three years from the publication of the final rule, or until April 2027, to comply with monitoring requirements and have five years from the publication of the final rule, or until April 2029, to implement solutions that reduce the applicable PFAS substances below the MCLs. We anticipate that these new regulations will increase demand in the U.S. for PFAS water treatment products and services, including our GAC products.

On May 8, 2024, the EPA finalized new regulations that treat PFOS and PFOA as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The new rules allow the EPA to hold polluters financially responsible for contaminated sites and will also lead to these PFAS chemicals being listed as "hazardous materials" under the Hazardous Materials Transportation Act, which will require materials containing these chemicals to be transported using special protocols. Although final rules have not been issued, in February 2024 the EPA proposed changes to the Resource Conservation and Recovery Act ("RCRA") regulations by adding nine PFAS chemical compounds to its list of hazardous constituents. Combined with the new CERCLA regulations, a final RCRA regulation of PFAS may increase the costs of the handling, transport, and disposal of PFAS-containing materials including water treatment waste.
Federal MATS Affecting Electric Utility Steam Generating Units
The EPA's final "MATS Rule" went into effect in April 2012. The EPA structured the MATS Rule as a Maximum Achievable Control Technology-based ("MACT-based") hazardous pollutant regulation applicable to coal and oil-fired Electric Utility Steam Generating Units ("EGUs"). The MATS Rule sets a limit that we believe requires the capture of 80-90% plus of the mercury in the coal burned in electric power generation boilers as measured at the exhaust stack outlet for most plants. The MACT-based standards are also known as National Emission Standards for Hazardous Air Pollutants ("NESHAP"). Plants generally had four years to comply with the MATS Rule, and implementation of the MATS Rule is now largely completed. We estimate that 59% of the coal-fired units that were operating in December 2012 when the MATS Rule was finalized have been permanently shut down, leaving approximately 405 units in operation in the U.S. as of December 31, 2024.
In May 2020, the EPA reconsidered and found that it was not "appropriate and necessary" to regulate Hazardous Air Pollutants ("HAPs") emissions from coal- and oil-fired EGUs. However, the EPA expressly stated that the reconsideration neither removed coal- and oil-fired EGUs from the list of sources that must comply with the MATS Rule, nor rescinded the MATS Rule, which has remained continuously in effect. On February 15, 2023, the EPA issued a final rule revoking the May 2020 reconsideration and affirming that it is "appropriate and necessary" to regulate HAP emissions from coal- and oil-fired EGUs. On April 3, 2023, the EPA issued a proposed update to MATS that, amongst other potential modifications, proposed a reduction to the mercury emission limits for lignite coal-fired EGUs. The EPA adopted the final rule on April 25, 2024.
State Mercury and Air Toxics Regulations Affecting EGUs
In addition, certain states have their own mercury rules that are similar to or more stringent than the MATS Rule. Coal-fired electricity generating units in the U.S. are subject to consent decrees that require the control of acid gases and particulate matter, in addition to mercury emissions.
Other Legislation and Regulation
Our manufacturing plants are subject to federal, state and local laws and regulations relating to discharge of substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to our activities in the U.S. are the Clean Air Act and the Clean Water Act. We make capital investments and expenditures to comply with environmental laws and regulations and to promote employee safety. To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial position or cash flows.
International Regulations
There are various international regulations related to mercury control. For example, in Canada, the Canada-Wide Standard ("CWS") was initially implemented in 2010, with increasingly stringent limits through 2020 and varying mercury emissions caps for each province. In May 2017, the EU ratified the Minimata Convention on Mercury, triggering mercury control regulations with implementation starting in 2021. Specific emissions limits for dust, nitrogen oxides (NOx), sulfur dioxide (SO2), mercury and particulate matter (PM) are currently being developed, guided by the best available technologies reference ("BREF") document for limiting stack emissions and liquid effluents from industrial processes. The BREF conclusions for large coal-fired electricity generating units were adopted by the European Commission in July 2017.
In October 2022, the European Commission proposed new directives for better and more cost-effective treatment of urban wastewater, which included among other things new standards on micropollutants and new monitoring requirements for microplastics. In January 2024, there was a provisional agreement that revised the October 2022 proposed directives. The revised directive was adopted by the European Parliament and the Council on November 5, 2024, and is enforceable on European Union Member States, subject to the revised directive’s implementation period, which requires European Union Member State compliance by mid-2027.

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
Mine operators are often required by federal and/or state laws, including SMCRA, to assure, usually through the use of surety bonds, payment of certain long‑term obligations including mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. Although surety bonds are usually non-cancelable during their term, many of these bonds are renewable on an annual basis and collateral requirements may change. As of December 31, 2024, we posted surety bonds of approximately $7.5 million and $3.0 million for reclamation of the Five Forks Mine and the Corbin Facility, respectively.
Our mining operations and properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977, as amended (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the "Dodd-Frank Act"), issuers are required to disclose specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities in periodic reports. MSHA inspects our mines on a regular basis and may issue various citations and orders if it believes a violation has occurred under the Mine Act.
Intellectual Property
As of December 31, 2024, we held 84 U.S. patents and 10 international patents that were issued or allowed, 15 additional U.S. provisional patents or applications that were pending, and 36 international patent applications that were either pending or filed relating to different aspects of our technology. During the year ended December 31, 2024, we were granted 3 new patents. Our existing patents generally have terms of 20 years from the effective date of filing, with our next patents expiring in 2025.
During the year ended December 31, 2024, 19 U.S. and 41 international patents and applications from our patent portfolio were abandoned or allowed to expire, as we determined that they no longer represent future markets or economic opportunities for us.
As of December 31, 2024, we owned over 50 trademark registrations and applications globally.
Human Capital Resources
We believe our success as an organization is enabled by the extensive expertise of our teams. As of December 31, 2024, we employed 203 people, of which 200 were employed full-time, across our four facilities and strive to maintain a robust company culture. Through our policies, activities, and core values, we believe that we are driving positive change for our employees and the local communities in which we operate.
Talent Acquisition and Retention
We seek to employ talented and knowledgeable people who share in our passion, vision, and mission to enable a cleaner and safer planet. We provide opportunities for our people to collaborate with all levels of the business, including senior management, and make meaningful contributions to our direction and success. We also invest in the growth of our employees to ensure ambition is recognized and people can reach their potential. We have a strong commitment to pay for performance at all levels. We offer competitive compensation to attract and retain the best people.
We offer a comprehensive benefits package for all eligible employees, including medical insurance, dental insurance, vision insurance, 401(k), paid time off, and paid maternity and paternity leave.

Learning, Development and Employee Engagement
We offer a range of skills-based and compliance training programs, including environmental courses on topics including hazardous waste, water treatment, and environmental awareness, and a large number of safety courses. These programs are owned and organized by each department and are focused on the development requirements of the specific roles held by our employees. In addition, we provide regular performance and development meetings to encourage employees and managers to frequently discuss growth opportunities and provide a forum for honest feedback on performance and concerns.
Employee Health and Safety
We continuously work to be the "safest activated carbon manufacturer," recognizing it as a critical factor in our ongoing success. Our Environmental Health and Safety ("EHS") Team manages our safety programs, policies, systems, and the emergency action plans in place for each of our facilities.
Our approach is underpinned by compliance with the regulations of OSHA and MSHA at the applicable facilities. We have an established health and safety management system that is modeled after OHSAS 18001. This approach includes a program of health and safety training, which is mandatory for all employees alongside additional job and location-specific training for relevant employees, including, when applicable, annual MSHA training approved by the MSHA Secretary to meet MSHA’s mandatory requirements and functions. These trainings and programs empower our employees to be collectively responsible for everyone’s safety.
Recent Developments
Revolving Credit Facility
On December 27, 2024 (the "Closing Date"), we and certain of our subsidiaries entered into a Credit, Security and Guaranty Agreement (the "Revolving Credit Agreement") with MidCap Funding IV Trust, in its capacity as agent, the lenders from time to time party thereto, and any entities that become party thereto as Guarantors.
The Revolving Credit Agreement provides for a secured revolving credit facility (the "Revolving Credit Facility") under which we may borrow up to $30,000,000 at any one time, the availability of which is determined based on a borrowing base equal to percentages of certain eligible accounts receivable and inventory carrying balances, less applicable reserves established under the Revolving Credit Agreement, in accordance with a formula set forth in the Revolving Credit Agreement.
The Revolving Credit Facility has a maturity date of December 27, 2029. Borrowings under the Revolving Credit Agreement bear interest at the Standard Overnight Financing Rate ("SOFR") plus an applicable margin of 4.50% per annum, subject to a SOFR floor of 2.50% per annum.
September 2024 Equity Offering
On September 20, 2024, we entered into an underwriting agreement (the "Underwriting Agreement") with Canaccord Genuity LLC, as the representative of the underwriters named therein (the "Underwriters"), relating to the issuance and sale (the "Offering") of 4,770,000 shares (the "Firm Shares") of the Company's common stock, par value $0.001 per share, at a price to the public of $5.25 per share. Under the terms of the Underwriting Agreement, the Underwriters agreed to purchase the Firm Shares from the Company at a price of $4.935 per share. We also granted the Underwriters an option exercisable for 30 days from the date of the Underwriting Agreement to purchase up to an additional 715,500 shares of common stock, on the same terms and conditions (the "Option Shares," and, together with the Firm Shares, the "Offered Shares"), which was subsequently exercised by the Underwriters.
Net proceeds from the Offering were approximately $26.7 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Firm Shares and Option Shares were offered and sold pursuant to a prospectus supplement dated September 20, 2024 and an accompanying base prospectus that form a part of our registration statement on Form S-3 (File No. 333-281762) filed with the SEC on August 23, 2024, which became effective on September 4, 2024.
May 2024 Private Placement
On May 15, 2024, we entered into a securities purchase agreement with certain accredited investors for the private placement of an aggregate of 2,142,858 shares of common stock, at a purchase price of $7.00 per share (the "Private Placement"). The aggregate gross proceeds for the Private Placement were approximately $15 million, before deducting offering expenses, and the Private Placement closed on May 16, 2024. The Private Placement was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws.
Arq Acquisition
On February 1, 2023 (the "Acquisition Date"), we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Arq Ltd., pursuant to which we acquired all of the direct and indirect equity interests, assets and liabilities of Legacy Arq in exchange for consideration (the "Purchase Consideration") totaling $31.2 million and consisting of (i) 3,814,864 shares of our common stock, valued at $12.4 million and (ii) 5,294,462 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), valued at $18.8 million. On June 13, 2023, our stockholders approved the conversion of all of the outstanding shares of the Series A Preferred Stock and the corresponding issuance of 5,362,926 shares of common stock.
PIPE Investment and Loan Agreement
On February 1, 2023, and in connection with the Arq Acquisition, we entered into subscription agreements with certain persons (the "Subscribers"), which included existing shareholders of Arq Ltd., three of which were appointed to our board of directors (the "Board"), pursuant to which the Subscribers subscribed for and purchased 3,842,315 shares of common stock for an aggregate purchase price of approximately $15.4 million and at a price per share of $4.00 (the "PIPE Investment"). The securities issued to the Subscribers under the Subscription Agreements were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D, which is promulgated thereunder, and Regulations S of the Securities Act. The Company and its affiliates relied on this exemption from registration based in part on representations made by each of the Subscribers under the Subscription Agreements.
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
Also on February 1, 2023, and in connection with the Arq Acquisition, we, as borrower, certain of our subsidiaries, as guarantors, and CF Global Credit, as administrative agent and lender, entered into a $10.0 million term loan (the "CFG Loan") upon execution of a Term Loan and Security Agreement (the "Loan Agreement"). The CFG Loan had a term of 48 months and bore interest at a rate equal to either (a) Adjusted Term SOFR (subject to a 1.00% floor and a 2.00% cap) plus a margin of 9.00% paid in cash and 5.00% paid in kind or (b) Base Rate plus a margin of 8.00% paid in cash and 5.00% paid in kind, which interest on the CFG Loan in each case was payable (or capitalized, in the case of in kind interest) quarterly in arrears. On December 27, 2024, in connection with the Closing of the Revolving Credit Facility described above, we repaid in full all amounts outstanding and due under the CFG Loan and terminated the Loan Agreement.
In addition, in connection with the Loan Agreement and as consideration for the CFG Loan, we issued to CF Global a warrant (the "Warrant") to purchase 325,457 shares of common stock. The Warrant had an exercise price of $0.01 per share, subject to adjustment as set forth in the Warrant, was exercisable immediately, contained a cashless exercise provision and was set to expire on February 1, 2030. On March 29, 2024, the Warrant was exercised in full.
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
Forward-Looking Statements Found in this Report
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. In particular statements about our beliefs, plans, objectives, expectations, assumptions, future events or future performance contained in this report, including certain statements found in this Part I and under the heading in Part II, Item 7 below, are forward-looking statements. In some cases, forward-looking statements can be identified by words or phrases such as "anticipates," "believes," "expects," "intends," "plans," "estimates,", "may," "predicts," the negative expressions of such words, or similar expressions, and such forward-looking statements include, but are not limited to, statements or expectations regarding:
(a)the anticipating timing of the completion of commissioning of the GAC Facility, ramp-up to full nameplate capacity at our Red River Plant, and commercial production of our GAC products;
(b)the anticipated effects from fluctuations in the pricing of our AC products;
(c)expected supply and demand for our AC products and services, including our GAC products;
(d)the seasonal impact on our customers and their demand for our products;
(e)the ability to continue to successfully integrate Legacy Arq's business and recognize the benefits and synergies from the Arq Acquisition;
(f)the ability to continue to develop and utilize Legacy Arq’s products and technology and the anticipated timing for bringing such products to market;
(g)our ability to access new markets for our GAC and other products;
(h)any future plant capacity expansions or site development projects and our ability to finance any such projects;
(i)the effectiveness of our technologies and the benefits they provide;
(j)the timing of awards of, and work and related testing under, our contracts and agreements and their value;
(k)probability of any loss occurring with respect to certain guarantees made by Tinuum Group;
(l)the timing and amounts of or changes in future revenue, funding for our business and projects, margins, expenses, earnings, tax rates, cash flows, royalty payment obligations, working capital, liquidity and other financial and accounting measures;
(m)the performance of obligations secured by our surety bonds;
(n)the amount and timing of future capital expenditures needed to fund our business plan;
(o)the impact of capital expenditure overruns on our business;
(p)awards of patents designed to protect our proprietary technologies both in the U.S. and other countries;
(q)the adoption and scope of regulations to control certain chemicals in drinking water and other environmental concerns and the impact of such regulations on our customers' and our businesses, including any increase or decrease in sales of our AC products resulting from such regulations;
(r)the impact of adverse global macroeconomic conditions, including rising interest rates, recession fears and inflationary pressures, and geopolitical events or conflicts;
(s)opportunities to effectively provide solutions to our current and future customers to comply with regulations, improve efficiency, lower costs and maintain reliability; and
(t)the impact of prices of competing power generation sources such as natural gas and renewable energy on demand for our products.
Our expectations are based on certain assumptions, including without limitation, that:
(a)coal will continue to be a significant source of fuel for electrical generation in the U.S.;
(b)we will continue as a key supplier of consumables to the coal-fired power generation industry as it seeks to implement reduction of mercury emissions;
(c)we will successfully complete commissioning of our GAC Facility and our GAC products will be accepted by the APT market;

(d)we will be able to obtain adequate capital and personnel resources to meet our operating needs and to fund anticipated growth and our indemnity obligations;
(e)significant customers will continue to purchase consumables from us;
(f)we will be able to establish and retain key business relationships with current and other companies;
(g)orders we anticipate receiving will be received;
(h)we will be able to formulate new consumables that will be useful to, and accepted by, the markets;
(i)we will be able to effectively compete against others;
(j)we will be able to meet any technical requirements of projects we undertake; and
(k)existing environmental regulations stay in place and are adequately enforced.
The forward-looking statements included in this Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, the timing and scope of new and pending regulations and any legal challenges to or extensions of compliance dates of them; the U.S. government’s failure to promulgate new regulations or enforce existing regulations that benefit our business; changes in laws and regulations, accounting rules, prices, economic conditions and market demand; availability, cost of and demand for alternative energy sources and other technologies and their impact on coal-fired power generation in the U.S.; technical, start up and operational difficulties; competition within the industries in which the Company operates; risks associated with our debt financing; our inability to effectively and efficiently commercialize new products, including our GAC products; our inability to effectively manage commissioning and startup of the GAC Facility at our Red River Plant; disruptions at any of our facilities, including by natural disasters or extreme weather; risks related to our information technology systems, including the risk of cyberattacks on our networks; failure to protect our intellectual property from infringement or claims that we have infringed on the intellectual property of others; our inability to obtain future financing or financing on terms that are favorable to us; our inability to ramp up our operations to effectively address recent and expected growth in our business; loss of key personnel; ongoing effects of the inflation and macroeconomic uncertainty, including from the new U.S. presidential administration, increased domestic and international tariffs, lingering effects of the pandemic and armed conflicts around the world, and such uncertainty's effect on market demand and input costs; availability of materials and equipment for our business; intellectual property infringement claims from third parties; pending litigation; factors relating to our business strategy, goals and expectations concerning the Arq Acquisition; our ability to maintain relationships with customers, suppliers and others with whom the Company does business and meet supply requirements; our results of operations and business generally; risks related to diverting management's attention from our ongoing business operations; costs related to the ongoing manufacturing of our products, including our GAC products; opportunities for additional sales of our AC products and end-market diversification; the rate of coal-fired power generation in the U.S.; the timing and cost of any future capital expenditures and the resultant impact to our liquidity and cash flows; and the other risk factors described in our filings with the SEC, including those described in Item 1A. Risk Factors of this Report. You are cautioned not to place undue reliance on the forward-looking statements made in this Report and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law.

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
Risks Related to Our Business
We may be unable to meet our projected commissioning timelines, costs and production ramp up for our capital upgrades at our Red River Plant, or we may experience difficulties in generating and maintaining demand for products manufactured there.
Our ability to increase production of GAC on a sustained basis is dependent on the construction, commissioning, and ramp of upgrades at our Red River Plant. We have achieved mechanical completion of construction at our Red River Plant. However, the commissioning, commencement and ramp of production at this facility are subject to a number of uncertainties inherent in all new manufacturing operations. These include ongoing liquidity requirements for funding the expansion of the facility, ongoing compliance with regulatory requirements, environmental and operational licenses and approvals for additional expansion, supply chain constraints, hiring, training and retention of qualified employees and the pace of bringing production equipment and processes online with the capability to manufacture high-quality GAC products at scale. In September 2024, we terminated an existing contract we had previously entered into with a third-party contractor for the construction of the GAC Facility at our Red River Plant after a number of construction delays and cost overruns became apparent. We then moved the construction and project management functions for the GAC Facility internally in order to limit any further construction delays.
However, if we experience any further issues or delays in meeting our projected timelines, costs, or production capacity for the upgrades at our Red River Plant, or generating and maintaining demand for the products we manufacture there, our business, prospects, operating results and financial condition may be harmed. We anticipate financing the completion and ramp-up of the GAC Facility with cash on hand, cash generation, ongoing cost reduction initiatives, and through borrowings on our Revolving Credit Facility. Mechanical completion of construction of the GAC Facility was completed in January 2025. We expect to complete commissioning activities and commence production at the GAC Facility by the end of the first quarter of 2025. If we experience any further delays or unexpected additional costs such as those described above, the project timeline for our Red River Plant expansion may be delayed beyond the end of the first quarter of 2025.
Manufacturing Legacy Arq's products and GAC products requires significant capital.
Legacy Arq was a development stage entity that, prior to the Arq Acquisition, had not generated any revenue. Legacy Arq historically had operating losses and required multiple financing rounds to fund its business plan. We are currently spending significant capital to execute our business plan to manufacture Legacy Arq’s products as a feedstock for GAC products. We have issued common stock in multiple equity offerings and entered into our Revolving Credit Facility to assist with funding these capital requirements, in addition to utilizing cash on hand. We are targeting the end of the first quarter of 2025 for our first commercial production of Legacy Arq products and for our first commercial production of GAC products at our Red River Plant. To meet these production timing goals and to fund ongoing production of our GAC products, we may need to raise additional capital. We may not be successful in obtaining the required financing or, if financing is available to us, such financing may not be on terms that are favorable to us. The failure to maintain adequate liquidity to enable the Company to produce Legacy Arq products and GAC products by the end of the first quarter of 2025 on a going forward basis could result in a delay in executing our business plan, which could have a material adverse effect on our business, operating results and financial condition.
Current and future indebtedness could adversely affect our financial condition and impair our ability to operate our business.
As of December 31, 2024, we had approximately $13.8 million outstanding and $16.2 million available under our Revolving Credit Facility. In addition, upon completion of the Arq Acquisition, we assumed a term loan (the "CTB Loan") held by Legacy Arq with a financial institution ("CTB") in the principal amount of $10.0 million. We may incur additional indebtedness. Our

Revolving Credit Facility contains a floating interest rate. Our levels of indebtedness and higher interest rates could impact us as follows:
•require us to dedicate a substantial portion of our cash flow from operations to service indebtedness, thereby reducing the availability of cash flow to fund acquisitions or working capital;
•limit our flexibility in planning for, or reacting to, changes in our business;
•restrict us from exploiting business opportunities;
•make us more vulnerable to a downturn in our business or the economy;
•place us at a competitive disadvantage compared to our competitors with less indebtedness;
•require the consent of our existing lenders to incur additional indebtedness;
•limit our ability to borrow additional funds for acquisitions, working capital, or debt-service requirements;
•increase our cost of capital, including as a result of higher interest rates;
•decrease our future earnings; or
•increase our exposure to the credit risks of bank group lenders or those institutions with which we maintain deposits.
Our Revolving Credit Agreement and CTB Loan contain financial and other restrictive covenants. For example, the Revolving Credit Agreement includes financial covenants that require us to maintain a maximum leverage ratio and a minimum liquidity level (as these terms are defined in the Revolving Credit Agreement). These covenants could limit our ability to engage in activities that are in our long-term best interests. Our failure to comply with these covenants would result in an event of default that, if not waived, could result in the acceleration of all outstanding indebtedness. Our Revolving Credit Facility and CTB Loan have maturity dates of December 27, 2029 and January 27, 2036, respectively. In the future, we may be unable to obtain new financing or refinancing on acceptable terms. See Note 5 "Debt Obligations" to the Consolidated Financial Statements included in Item 8 of this Report for further information.
The Arq Acquisition has required significant technological changes in manufacturing that may adversely affect the market acceptance of Legacy Arq’s products.
Upon completion and commencement of commercial production at our GAC Facility we will be producing GAC products that we have not yet sold commercially. Legacy Arq’s manufacturing technology has been extensively tested at scale, but continuous operations represent risks including an inability to achieve the scale-up efficiencies that have been assumed in our business plan. In turn, this could impact throughput or yields at our Corbin Facility, which could lead to lower production and higher operating costs. There is also risk of delays that are product-specific. For example, we may not receive required state or municipal approval for our new GAC products in a timely manner, adequate customer acceptance of our new GAC products or achieve acceptable performance given the specification differentiation between some of Legacy Arq’s products and the industry’s existing conventional products. These risks could have a material adverse effect on our business, operating results and financial condition.
There could be no future demand for Legacy Arq’s products.
Our initial use for Arq Powder is as a feedstock for AC, and although we believe current conditions are favorable as a result of excess demand versus supply, there can be no guarantee that this will continue. Drivers of demand include factors beyond our control such as population growth, regulatory requirements and gross domestic product growth, amongst others. Any major global downturn could also materially negatively impact this demand. New AC supply is driven by new manufacturing sites being built, and we have little visibility on what additional manufacturing capacity other manufacturers may add in the future.
Our business plan and commercial success also assumes selling Arq Powder into new markets, including as an additive into the asphalt market. Although testing data and feedback from potential customers have been generally positive to date, there can be no assurance that these products will be commercially viable. As we attempt to develop and grow Arq Powder utilization worldwide, our success will depend on our ability to gain market acceptance and to correctly forecast demand in these new markets. There is no assurance that we will be able to increase our business to meet targets globally, or that projections on which such targets are based will prove accurate, or that the pace of growth or coverage will meet customer expectations.

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
We own and operate the Red River Plant, which is our sole manufacturing plant for producing and selling AC products to our customers, and own and operate the Corbin Facility, which is our sole production facility for manufacturing Arq Powder. Our current and future ability to meet customer expectations, manage inventory, complete sales and achieve our objectives for operating efficiencies depends on the full-time operation of the Red River Plant, and the execution of our business plan depends on the integration of the Corbin Facility as the primary source of feedstock for the GAC Facility's commissioning and ramp-up of commercial production. We cannot replicate our manufacturing methods at another plant due to the limited availability of similar manufacturing plants, the additional costs incurred in supplying raw materials such as lignite to another plant, and the risk of revealing our confidential and proprietary technologies and manufacturing processes.
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
The failure to continue to successfully integrate the Legacy Arq businesses in the expected timeframe could adversely affect our future business and financial performance.
The combination of two independent companies is a complex, costly and time-consuming process. As a result, we have devoted and continue to devote significant management attention and resources to integrate Legacy Arq's operations, including in connection with the completion of our GAC Facility. We may not be successful in integrating the operations of Legacy Arq or otherwise realizing the anticipated benefits of the Arq Acquisition. In addition, the continued integration of Legacy Arq may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships and diversion of management’s attention, and may cause our stock price to decline. The difficulties of combining the operations of the two companies include, among others:
•managing a larger company;
•coordinating geographically separate organizations;
•the potential diversion of management’s focus and resources from other strategic opportunities and from operational matters;
•performance shortfalls as a result of the diversion of management’s attention caused by integrating the combined companies’ operations;
•aligning and executing a new business strategy;
•retaining existing customers and attracting new customers;
•maintaining employee morale and retaining key members of management and other employees;
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
•unforeseen expenses or delays associated with the Arq Acquisition, including the completion of the GAC Facility;
•creating a logistics network to reliably allow use of Arq Powder as a feedstock in the GAC Facility; and
•taking actions that may be required in connection with obtaining regulatory approvals.
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
Specifically, the realization of the full benefits from the Arq Acquisition is dependent on our ability to construct expansions to existing facilities and to integrate Arq Powder on the projected timeline and within the projected budget. If these anticipated capital expenditures are delayed, whether as a result of unanticipated challenges in permitting, construction or economic conditions, the cost of such activities may increase and the timing of projected revenue may be impacted. Further, the costs of such construction activities have and may continue to significantly exceed the budgeted costs. The costs of construction or other anticipated capital expenditures are subject to the effects of the current inflationary environment and we may not be able to successfully offset the effects of inflation. See "Item 1A. Risk Factors - We may be unable to meet our projected construction timelines, costs and production ramp up for our capital upgrades at our Red River Plant, or we may experience difficulties in generating and maintaining demand for products manufactured there." above for further information.

The synergies attributable to the Arq Acquisition may vary from expectations.
We may fail to realize the anticipated benefits and synergies expected from the Arq Acquisition. Our success will depend, in significant part, on our ability to successfully integrate the Legacy Arq business and realize the anticipated strategic benefits and synergies. We continue to believe that the combination of the two businesses will allow us to enter into more diversified, higher margin markets with our products. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the Arq Acquisition. These anticipated benefits and actual operating, technological, strategic and revenue opportunities may not be realized fully or at all, or may take longer to realize than expected. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Arq Acquisition within the anticipated timeframe or at all, our business, financial condition and operating results may be adversely impacted.
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
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to maintain an effective system of internal controls will be successful, will be able to maintain adequate controls over our financial processes and reporting in the future, or will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. As we continue to integrate Legacy Arq's operations, any failure to maintain effective internal controls, or difficulties encountered in implementing or improving internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could additionally lead to increased costs to remediate any failures and could cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.
The financial effects of Tinuum Group providing indemnification under performance guarantees of its refined coal ("RC") facilities are largely unknown and could adversely affect our financial condition.
Tinuum Group, LLC ("Tinuum Group"), of which we hold a 42.5% ownership interest, indemnifies certain utilities and lessees of RC facilities for particular risks associated with the operations and tax treatment of those facilities. We have provided limited, joint and several guarantees of Tinuum Group’s obligations under those leases. To date, we have not been required to make any payments under such guarantees and are not aware of any actual or threatened requests or claims for payment under such guarantees. Nevertheless, if any such obligations are triggered in the future, any substantial payments made under such guarantees could have a material adverse effect on our financial condition, results of operations and cash flows.
A pandemic, epidemic or outbreak of an infectious disease such as COVID-19 may materially adversely affect our business.
The global or national outbreak of an infectious disease, such as COVID-19, may cause disruptions to our business and operational plans, which may include (i) shortages of employees, (ii) inefficiencies, delays and additional costs in our manufacturing, sales and customer service efforts, (iii) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, to address an infectious disease, such as the COVID-19 pandemic, and (iv) restrictions that we impose, including facility shutdowns, to ensure the safety of employees and others. The COVID-19 pandemic had a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. While it is not possible to predict the outbreak of any new infectious disease, the disruptions that may result from such an outbreak may have a material adverse effect on our business, financial condition and results of operations.

Demand for our products and services depends significantly on environmental laws and regulations related to emissions. Uncertainty as to the future of such laws and regulations, changes to such laws and regulations or granting of extensions of compliance deadlines has had, and will likely continue to have, a material effect on our business.
A significant market driver for our existing products and services and those planned in the future are existing and expected environmental laws and regulations, particularly those addressing the reduction of mercury and other emissions from coal-fired electricity generating units and regulation of PFAS and other pollutants. For example, we expect consumables revenue to increase in the coming years as a result of EPA regulations of PFAS substances in drinking water finalized in April 2024. If, as a result of the new U.S. presidential administration or developments in administrative law jurisprudence, such laws and regulations are delayed, not enacted, repealed, amended to be less strict, or include prolonged phase-in periods, or are not enforced, our business would be adversely affected by declining demand for such products and services. For example:
1.The implementation of environmental regulations regarding certain pollution control and permitting requirements has been delayed from time to time due to various lawsuits. In addition, the U.S. Supreme Court's overturning of the Chevron Doctrine in 2024 may result in further litigation challenging the validity of current or proposed environmental regulations. The uncertainty created by litigation and reconsideration of rule-making by the EPA or other regulatory agencies may negatively impact our business, results of operations and financial condition and will likely continue to do so.
2.To the extent federal, state and local legislation mandating that electric power generating companies serving a state or region purchase a minimum amount of power from renewable energy sources such as wind, hydroelectric, solar and geothermal, and such amount lessens demand for electricity from coal-fired plants, the demand for our products and services would likely decrease.
3.In January and February 2025, the new U.S. presidential administration issued a series of executive orders ("EOs") that, among other things, (i) withdraws the U.S. from the Paris Agreement, adopted at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change; (ii) calls upon the EPA to submit a report on the continuing applicability of its endangerment finding for greenhouse gases under the Clean Air Act and issue guidance on the "social cost of carbon" to consider whether such metric should be eliminated, and (iii) directs federal executive departments and agencies to initiate a regulatory freeze for certain rules that have not taken effect, pending review by the newly appointed agency head.
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
Our development operations at our facilities are subject to environmental permitting and regulations that can make operations expensive, or prohibit them altogether. For example, at our Corbin Facility, we use high-quality recovered bituminous coal fines as a feedstock to produce Arq Powder, and the majority of sites we target for development and extraction of such fines contain potential environmental liabilities. Additionally, new CERCLA regulations and further regulations of PFAS substances may increase the costs of handling, transport, and disposal of PFAS-containing materials, including water treatment waste, such as spent GAC. Therefore, we may be subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products that could occur as a result of these development and production activities. Further, we cannot reasonably predict the impact that any such future laws or regulations or public opposition may have on our results of operations, financial condition or cash flows.
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
Our operating performance is largely dependent upon demand for mercury removal-related products, which is largely affected by the amount of coal-based power generation used in the U.S. and the continued regulation of utilities under the EPA's MATS Rule. In May 2020, the EPA reconsidered and withdrew its 2016 "supplemental finding" associated with the cost benefit analysis of the MATS Rule. In this action, the EPA found that it was not "appropriate and necessary" to regulate Hazardous Air Pollutants ("HAP") emissions from coal- and oil-fired Electric Utility Steam Generating Units ("EGUs"). However, the EPA expressly stated that the reconsideration neither removed coal- and oil-fired EGUs from the list of sources that must comply with the MATS Rule, nor rescinded the MATS Rule, which has remained continuously in effect. On February 9, 2022, the EPA published a new proposed rule revoking the May 2020 withdrawal of the 2016 supplemental finding and affirming that it is "appropriate and necessary" to regulate HAP emissions from coal- and oil-fired EGUs. On February 15, 2023, the EPA issued a final rule revoking the May 2020 reconsideration and affirming that it is "appropriate and necessary" to regulate HAP emissions from coal- and oil-fired EGUs. On April 3, 2023, the EPA issued a proposed update to MATS that amongst other potential modifications, proposed a reduction to the mercury emission limits for lignite coal-fired EGUs. The EPA adopted the final rule on April 25, 2024. However, there can be no assurance that the final rule will stand unchallenged, given the change in U.S. presidential administration, related EOs and developments in administrative law jurisprudence. Any action taken by the EPA related to MATS that decreases demand for our products for mercury removal will have a negative effect on our financial results.
The failure of tariffs or duties placed on U.S. imports of Chinese AC to adequately address the impact of low-priced imports from China could have a material adverse effect on the competitiveness and financial performance of our business.
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
For 2024, we derived approximately 45% of our total revenue from our five largest customers. Our top three customers accounted for approximately 36% of our total revenue for 2024. While we attempt to mitigate such risk by entering into long-term contracts with minimum purchase obligations, if any of our five largest customers were to significantly reduce the quantities of consumables they purchase from us or cease purchasing from us altogether, it may adversely affect our business, financial condition and results of operations.
We depend on the services of our executives and other key employees, and the loss of one or more of these individuals could harm our business.
We believe that our success depends on retaining qualified executives and other key employees, especially in light of the specialized nature of our business. These individuals have significant industry and Company-specific experience. If we are unsuccessful at retaining or attracting qualified personnel, our business could be disrupted and our reputation could be harmed, adversely affecting our ability to achieve our business objectives.
Uncertain geopolitical conditions could adversely affect our business.
Uncertain geopolitical conditions, including in connection with the new U.S. presidential administration, the conflicts in the Middle East, the invasion of Ukraine, sanctions against Russia, increased domestic and international tariffs and other potential impacts on the world economy and currencies may cause disruptions in our business. These include logistics delays or shortages in producing and shipping certain of our raw materials, increases in energy prices that could increase costs of certain of our raw materials, increases in transportation costs from overall higher gasoline prices, higher prices due to tariffs, and cyber-attacks targeted at U.S. power infrastructure that could impact demand for our products.
Disruptions of supply chains may affect volatility in price and availability of raw materials.
The continuation of geopolitical conflicts in 2024 has continued to disrupt supply chains, resulting in cost increases for commodities, goods and services in many parts of the world. Disruptions of supply chains and higher costs may continue into 2025 and beyond. The economic effects from these events over longer terms could negatively impact our business and results of operations.

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
We plan to transport our Arq Powder based feedstock produced at the Corbin Facility to the Red River Plant by rail and truck. Additionally, we use rail and truck transport to deliver our products to our customers. We may experience roadway or railway transportation disruptions that could have a material adverse effect on our operations or financial condition. There can be no assurance that we will be able to secure sufficient truck or railway transport capacity to transport raw materials from the Corbin Facility to the Red River Plant or our finished commercial products to our customers. Further, in the event of railway transport shortages, there can be no assurance that road transportation will be able to satisfy the shortfall. Potential transportation classifications of raw materials or spent product may require permitting, and special care and handling to transport such materials, including the transportation of spent PFAS filtration media. In addition, any material increase in transportation costs could have a negative effect on the competitiveness of our future products, which may in turn have a material adverse effect on our business and results of operations.
We face operational risks inherent in mining operations, and our mining operations have the potential to cause safety issues, including those that could result in significant personal injury.
We own the Five Forks Mine, a lignite coal mine located in Louisiana, which is operated for us by a third party. Mining operations by their nature involve a high level of uncertainty and are often affected by risks and hazards outside of our control. At the Five Forks Mine, the risks are primarily operational risks associated with the maintenance and operation of the heavy equipment required to dig and haul the lignite and risks relating to producing lower than expected lignite quality or unfavorable recovery rates. Additionally, the cost of inputs in our mining operation, most notably fuel cost, can create operational risks. The failure to adequately manage these risks could result in significant personal injury, loss of life, damage to mineral properties, production facilities or mining equipment, damage to the environment, delays in or reduced production and potential legal liabilities.
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
Our ability to bring new products to the market will depend on various factors, including, but not limited to, solving potential technical or manufacturing difficulties, competition and market acceptance, which may hinder the timeliness and cost to bring such products to production. In addition, our anticipated production capacity for any new product, including our GAC products, may be limited if we experience material delays in commissioning or other areas as we ramp-up commercial production. Further, there can be no assurance that costs incurred to develop new products will result in an increase in revenue. These factors or delays could affect our future operating results.
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
We are subject to risks related to environmental, social or governance (“ESG”) matters, including our ability to set and meet reasonable goals related to climate change and sustainability efforts, may negatively affect our business and operations.
Regulatory developments and stakeholder expectations relating to ESG matters are rapidly changing. Concern over climate change has increased focus on the sustainability of practices and products in the markets we serve, and changes to laws and regulations regarding climate change mitigation may result in increased costs and disruption to operations. Moreover, stakeholder expectations are not uniform, and both opponents and proponents of various ESG matters have increasingly engaged in a range of activism and action to advocate for their positions. Navigating varying expectations of policymakers and other stakeholders has inherent costs, and any failure to successfully navigate such expectations may expose us to negative publicity, shareholder activism, and litigation or other engagement from stakeholders with opposing views, as well as the potential for civil investigations and enforcement by federal governmental authorities. If we are unable to recognize and respond to such developments, or if our existing practices and procedures are not adequate to meet changing regulatory requirements, market standards or investor expectations, some of which may be conflicting, we may miss corporate opportunities, become subject to regulatory scrutiny, litigation or third-party claims, or incur costs to revise operations to meet new or revised standards. Moreover, any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.
In 2024, we published our first corporate responsibility and sustainability tear sheet and inaugural ESG Report to address the impact of our operations on climate change and discuss material social, governance and environmental issues. Any failure or perceived failure to act responsibly with respect to such matters may negatively impact our operations and/or financial condition. While we monitor a broad range of ESG issues, there can be no assurance that we will manage such issues successfully, or that we will successfully meet the expectations of our stakeholders, consumers and employees.
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
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, ("IRC') a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs") and tax credits to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders (as defined in IRC Section 382), applying certain look-through rules) increases by more than 50 percentage points during the testing period (generally a three-year lookback period). An entity that experiences an ownership change generally is subject to an annual limitation on its pre-ownership change tax asset carryforwards. The annual limitation is increased each year to the extent that there is an unused limitation in a prior year.

We acquired certain tax assets (the "Legacy Arq Tax Assets") in the Arq Acquisition, totaling approximately $12.5 million. The Legacy Arq Tax Assets are comprised of NOL carryforwards, of which $8.8 million were incurred in the U.S. Further, as of December 31, 2024, we had approximately $86.1 million of general business credit carryforwards (the "Tax Credits"), totaling approximately 75% of consolidated tax assets. Under the IRC and regulations promulgated by the U.S. Treasury Department and the IRS, we may carry forward or otherwise utilize our NOLs and Tax Credits (collectively, "Tax Assets") in certain circumstances to offset current and future federal income tax liabilities, subject to certain requirements and restrictions. However, our ability to use our Tax Assets to offset future federal income tax liability is limited if Legacy Arq or Arq, or both, experience an "ownership change" as discussed above. To the extent that the Tax Assets do not otherwise become limited, we believe that we will have available a significant amount of Tax Assets in future years, and therefore the Tax Assets could be a substantial asset to us.
In connection with the Arq Acquisition and PIPE Investment, the May 2024 Private Placement and the September 2024 Offering, we issued additional shares of our common stock. With respect to the Arq Acquisition and PIPE Investment, we performed an IRC Section 382 analysis as of the Acquisition Date and determined that we had not experienced an "ownership change" as of that date. If we were to experience an "ownership change," it is possible that a significant portion of our Tax Assets could expire before we would be able to use them to offset future federal income tax liability.
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
To mitigate the risk of an "ownership change," on May 5, 2017, our Board approved the Tax Asset Protection Plan (the "TAPP") and declared a dividend of one preferred share purchase right (each, a "Right") for each outstanding share of our common stock. The TAPP was adopted in an effort to protect stockholder value by attempting to diminish the risk that our ability to use the existing Tax Credits to reduce potential future federal income tax obligations may become substantially limited (the "Protection Plan"). During the years 2018 through 2024, we executed amendments to the TAPP (the "TAPP Amendments"), which amended the definition of "Final Expiration Date" under the TAPP to extend the duration of the TAPP and makes associated changes in connection therewith. The most recent TAPP Amendment was approved at our 2024 annual meeting of stockholders and extended the Final Expiration Date to the close of business on December 31, 2025.
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
In connection with the Arq Acquisition and PIPE Investment, the May 2024 Private Placement and the September 2024 Offering, we granted waivers under the TAPP for certain stockholders to allow such stockholders to acquire the shares offered in the respective offerings and acquire more shares of our stock in the future, provided that such acquisition is not expected to, and does not, effect an "ownership change" under IRC Sections 382 and 383. Despite the TAPP, our projections of what will effect an ownership change could be wrong, and with a waiver in place for certain stockholders, there is a risk that we experience an ownership change for purposes of IRC Sections 382 and 383 because of future acquisitions of our common stock, which would limit the use of our existing Tax Assets.
Risks Related to Our Common Stock
Our stock price is subject to volatility.
The market price of our common stock has experienced substantial price volatility in the past and may continue to do so. The market price of our common stock may continue to be affected by numerous factors, including:
•market perception of the Arq Acquisition;
•actual or anticipated fluctuations in our operating results and financial condition;
•changes in laws or regulations and court rulings and trends in our industry;
•announcements of sales awards;

•changes in supply and demand of our products and raw materials;
•adoption of new tax regulations or accounting standards affecting our industry;
•changes in financial estimates by securities analysts;
•trends in social responsibility and investment guidelines;
•whether we are able and elect to pay cash dividends;
•the continuation of repurchasing shares of common stock under our stock repurchase programs; and
•the degree of trading liquidity in our common stock and general market conditions.
From January 1, 2024 to December 31, 2024, the closing price of our common stock ranged from $2.59 to $8.02 per share. Stock price volatility over a given period may cause the average price at which we repurchase shares of our common stock under our existing stock repurchase program to exceed the stock’s price at a given point in time. We believe our stock price should reflect expectations of future growth and profitability. Future dividends are subject to declaration by the Board, and under our current stock repurchase program, we are not obligated to acquire any specific number of shares. If we fail to meet expectations related to future growth, profitability, dividends, stock repurchases or other market expectations, our stock price may decline significantly, which could have a material adverse impact on our ability to obtain additional capital and erode investor confidence, which could further reduce the liquidity of our common stock. We do not expect to repurchase additional shares of our common stock in the near term.
Our certificate of incorporation and bylaws contain provisions that may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These include provisions that:
•Limit the business at special meetings of stockholders to the purpose stated in a notice of the meeting;
•Authorize the issuance of "blank check" preferred stock, which is preferred stock with voting or other rights or preferences that could impede a takeover attempt and that the Board can create and issue without prior stockholder approval;
•Establish advance notice requirements for submitting nominations for election to the Board and for proposing matters that can be acted upon by stockholders at a meeting; and
•Require the affirmative vote of the "disinterested" holders of a majority of our common stock to approve certain business combinations involving an "interested stockholder" or its affiliates, unless either minimum price criteria or procedural requirements are met, or the transaction is approved by a majority of our "continuing directors" (known as "fair price provisions").
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
We estimate our funding requirements in order to implement our growth plans. If the actual funding required to implement growth initiatives should exceed funding estimates significantly, or our funds generated from our operations from such growth initiatives prove insufficient for such purposes, we may need to raise additional funds to meet these funding requirements. For example, as previously disclosed, capital expenditures related to the GAC Facility in the fourth quarter of 2024 were above what was originally budgeted, bringing fiscal year 2024 capital expenditures to approximately $80 million.
Any additional funds required may be raised by issuing equity or debt securities or by borrowing from banks or other resources. We cannot assure you that we will be able to obtain any additional financing on terms that are acceptable to us, or at all. If we fail to obtain additional financing on terms that are acceptable to us, we may not be able to implement such plans fully. Such financing, even if obtained, may be accompanied by conditions that limit our ability to pay dividends or require us to seek lenders’ consent for payment of dividends, or restrict our ability to operate our business by requiring lender’s consent for certain corporate actions. Further, if we raise additional funds through the issuance of new shares of our common stock, any existing stockholders who are unable or unwilling to participate in such an additional round of fund raising may suffer dilution of their investment.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Definitions
•Cybersecurity incident means an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through the Company's information systems that jeopardizes the confidentiality, integrity, or availability of the Company's information systems or any information residing therein.
•Cybersecurity threat means any potential unauthorized occurrence on or conducted through the Company's information systems that may result in adverse effects on the confidentiality, integrity, or availability of the Company's information systems or any information residing therein.
•Information systems means electronic information resources, owned, or used by the Company, including physical or virtual infrastructure controlled by such information resources, or components thereof, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of the Company's information to maintain or support the registrant's operations.
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
We engage third parties in connection with our risk assessment processes. We require each third-party service provider to adhere to our internal security policies and certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our systems. These service providers are primarily overseen by our Vice President of Information Technology ("VP of IT") and assist us in monitoring and testing our safeguards, including execution of external penetration testing and ongoing real time vulnerability assessments through our extended detection and response processes to identify cybersecurity threats. We conduct risk assessments in the event of a material change in our business processes that may affect information systems that are vulnerable to such cybersecurity threats through our normal change control processes. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote resources and personnel, including our VP of IT, who reports to our Chief Accounting Officer, to manage the risk assessment and mitigation process.
As part of our overall risk management program, we monitor and test our safeguards and train our employees on the importance of these safeguards. We maintain a formal information security awareness training program for all employees that includes training on matters such as phishing, email security best practices and data protection. Employees also receive random phishing tests at regular intervals to further assess and mitigate overall risk.
We maintain a cybersecurity incident response plan to help ensure a timely, consistent and compliant response to actual or attempted cybersecurity incidents impacting the Company. The response plan includes (1) detection, (2) analysis, which may include timely notice to our management and audit committee chair, (3) containment, (4) eradication, (5) recovery and (6) post-incident review. Annually, we execute a tabletop exercise to test our incident response plan documentation and process execution. We also maintain cybersecurity insurance to manage potential liabilities resulting from specific cybersecurity incidents. It is important to note that although we maintain cybersecurity insurance, there can be no guarantee that our insurance coverage limits will protect us against any future claims or that such insurance proceeds will be paid to us in a timely manner.
To date there have been no cybersecurity incidents that have materially affected the Company or its operations. Despite security measures we have implemented, there is always the risk that certain cybersecurity incidents could materially disrupt operational systems limiting our ability to manufacture and deliver products to customers.
Governance
Our VP of IT has more than six years of experience in cybersecurity and oversees our cybersecurity policies and processes, including those described in "Risk Management and Strategy" above. Our VP of IT is primarily responsible for assessing and managing our material risks from cybersecurity threats, including monitoring and assessing strategic risk exposure.
While management is responsible for the day-to-day management of cybersecurity policies and procedures, the audit committee of our Board is tasked with oversight of our risk management process, which includes risks from cybersecurity threats.
Our VP of IT provides quarterly briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, emerging threats and updates, cybersecurity systems testing, activities of third parties, and the like. Our audit committee and VP of IT provide regular updates to the Board on such reports. In the event of an actual cybersecurity threat or incident, management and the audit committee are notified in accordance with the Company's cybersecurity response plan detailed above.
Item 2. Properties
Office and Facilities
We own or lease land and facilities in the following States:
Colorado - We lease approximately 24,000 square feet for our corporate headquarters and primary research and development laboratory, located in Greenwood Village, Colorado.
Louisiana - We own the Red River Plant, which is located on approximately 61 acres in Coushatta, Louisiana. We also lease approximately 141,000 square feet in various locations in Louisiana that are used for production, distribution and storage.
Kentucky - We lease approximately 470 acres in Corbin, Kentucky where we operate the Corbin Facility.
Mining
As of December 31, 2024, we owned or controlled, primarily through long-term leases, approximately 1,975 acres of land for surface coal mining located in Natchitoches Parish, Louisiana ("Five Forks"). The majority of the Five Forks land is leased for mineral rights and right-of-use purposes that expire at varying dates over the next 30 years and contain options to renew. The remaining land is owned by us.

We also have approximately 380 permitted acres of land at the Corbin Facility from which we recover a bituminous coal fine feedstock, which is leased through August 31, 2030 and contains options to renew for successive five year terms until all merchantable fines are removed from the premises.
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
Item 4. Mine Safety Disclosures
The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Report.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock
Effective February 1, 2024, our common stock is quoted on the Nasdaq Global Market under the symbol "ARQ." Prior to that, our common stock was quoted on the Nasdaq Global Market under the symbol "ADES." There is no assurance that an active trading market will provide adequate liquidity for our existing stockholders or for persons who may acquire our common stock in the future.
Dividends
Our most recent dividend payment was in March 2020. We do not intend to declare or pay cash dividends in the foreseeable future.
Holders
The Company had 805 holders of record of our common stock as of March 3, 2025. The number of holders of record of our common stock is based upon the actual number of holders registered on the books of the Company as of such date and does not include holders of shares that are held in street name by brokers or other nominees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchases
We maintain a program to repurchase up to $20.0 million of shares of our common stock under a stock repurchase program (the "Stock Repurchase Program") through open market transactions at prevailing market prices, of which $7.0 million remained available at December 31, 2024. No purchases were made during the three months ended December 31, 2024. It is unlikely for the foreseeable future that we will resume repurchasing shares of our common stock under the Stock Repurchase Program.
Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the fourth quarter of 2024 to satisfy their respective tax obligations related to stock-based awards.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 to October 31, 2024	—	—	N/A	N/A
November 1, 2024 to November 30, 2024	—	$—	N/A	N/A
December 1, 2024 to December 31, 2024	2,319	$7.71	N/A	N/A
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are an environmental technology company and are principally engaged in the sale of consumable air, water, and soil treatment solutions primarily based on AC. Our proprietary AC products enable customers to reduce air, soil, and water contaminants, including mercury, PFAS and other pollutants to meet the challenges of existing and pending air quality, soil, and water regulations. We manufacture and sell AC and other chemicals used to capture and remove impurities, contaminants and pollutants for the coal-fired power generation, industrial, water treatment, and water and soil remediation markets, which we collectively refer to as the APT market.
Our primary products are comprised of AC, which is produced from a variety of carbonaceous raw materials. Our AC products include both PAC and GAC, among others. Additionally, we own the Five Forks Mine, a lignite coal mine that currently supplies the primary raw material for the manufacturing of our products.
In February 2023, we acquired 100% of the equity interests, assets and liabilities of the subsidiaries of Arq Limited, an environmental technology company incorporated under the laws of Jersey (hereafter the Arq Limited subsidiaries referred to as "Legacy Arq", and the acquisition itself referred to as the "Arq Acquisition") to secure access to additional U.S. based bituminous coal feedstock, a manufacturing facility located in Corbin, Kentucky (the "Corbin Facility") and certain patented processes as a means to manufacture new advanced GAC products for sale into the APT and other markets. Under this manufacturing process, we convert high-quality recovered bituminous coal fines into a purified, microfine carbon powder known as Arq powderTM ("Arq Powder") for high value applications, such as for a raw material to produce GAC products. We expect to begin using Arq Powder as a feedstock to produce high-quality GAC products by the end of the first quarter of 2025 for sale into the APT and other markets. We anticipate that our GAC products made using these highly purified recovered bituminous coal fines will have a materially lower carbon footprint than other coal-based competitor alternatives.
We believe Arq Powder has additional potential to enable us to access new markets and applications. We intend to secure customer interest in Arq Powder as an additive into other markets, such as components for asphalt. These products utilizing Arq Powder are expected to have a lower carbon footprint compared to similar products utilizing conventional materials and have demonstrated other beneficial performance attributes during lab-scale customer testing. These applications are currently in various stages of proof of concept testing or preliminary customer testing.
In February 2024, as part of a larger rebranding, the Company changed its name to Arq, Inc., and on February 1, 2024, our common stock commenced trading on the Nasdaq Global Market under the ticker symbol, "ARQ."
Drivers of Demand and Key Factors Affecting Profitability
Drivers of demand and current key factors affecting our profitability are sales of our AC products to the APT market. Our operating results are influenced by: (1) changes in our manufacturing production and sales volumes; (2) changes in price and product mix; (3) changes in coal-fired dispatch and electricity power generation sources; (4) changes in demand for contaminant removal within water treatment facilities; (5) changes in environmental regulations; and (6) state or municipal approval and customer acceptance for our new GAC products.
Components of Revenue, Expenses and Equity Method Investees
The following narrative briefly describes the components of revenue and expenses as presented in the Consolidated Statements of Operations. Descriptions of the revenue recognition policies are included in Note 1 to the Consolidated Financial Statements included in Item 8 of this Report.
Revenue and cost of revenue
Revenue
Our revenue is comprised of the sale of AC products and other chemical-based technology products into the APT market, as well as the sale of other AC products to our largest customer, who services other diverse markets.
Cost of revenue
Cost of revenue is comprised of all labor, fringe benefits, subcontract labor, additive and coal costs, materials, equipment, supplies, travel costs and any other costs and expenses directly related to the cost of production of consumables.

License Royalties Payable to Tinuum Group
In December 2022, the Company and Tinuum Group entered into an agreement (the "Tinuum Group Royalty Agreement") whereby we pay Tinuum Group a royalty (the "Tinuum Group Royalty") for certain of our sales of M-ProveTM products after the expiration of the tax credit program under IRC Section 45 ("Section 45 Tax Credit Program") (beginning January 1, 2022) to certain refined coal production facilities owned and operated by Tinuum Group (the "Refined Coal Facilities"). The Tinuum Group Royalty is calculated based on "Net Profit" (as defined in the Tinuum Royalty Agreement) on our sales of M-ProveTM product to certain of the Refined Coal Facilities. The Tinuum Group Royalty Agreement is for an initial term of five years with automatic renewals of five years unless we and Tinuum Group agree to terminate it. The Tinuum Group Royalty is included in Consumables cost of revenue.
Other Operating Expenses
Selling, general and administrative
Selling, general and administrative costs include payroll and benefits costs, legal and professional fees, and general and administrative expenses.
Payroll and benefits costs include payroll costs, payroll-related fringe benefits and stock-based compensation expense of sales and administrative personnel, but exclude such costs related to direct labor that are included in Cost of revenue. Payroll costs, payroll-related fringe benefits, and stock-based compensation expense of research and development personnel are reported in the Research and development line item in the Consolidated Statements of Operations.
Legal and professional costs include external legal, audit and consulting expenses.
General and administrative costs include director fees and expenses, bad debt expense, rent and occupancy expense and other general costs of conducting business.
Research and development
Research and development costs include payroll expenses related to research and development personnel and other expenses incurred related to research and development activities. Research and development costs provided by third parties, net of reimbursements from cost-sharing arrangements, are charged to expense in the period incurred.
Depreciation, amortization, depletion and accretion
Depreciation and amortization expense consists of depreciation expense related to property, plant and equipment and the amortization of long-lived intangible assets. Depletion and accretion expense consists of depletion expense related to the depletion of mine development costs and the accretion of mine reclamation liabilities.
Other (Expense) Income, net
Earnings from equity method investments
Earnings from equity method investments represent our share of earnings related to equity method investments, and in 2023 and 2024, primarily from Tinuum Group. Through December 31, 2021, we had substantial earnings from Tinuum Group and Tinuum Services, LLC ("Tinuum Services"). With the expiration of the tax credit program under IRC Section 45 afforded to producers of refined coal as of December 31, 2021, both Tinuum Group and Tinuum Services commenced winding down their operations related to the Section 45 tax credit program. We have recognized earnings in both 2023 and 2024 related to residual cash distributions received from Tinuum Group. Tinuum Services ceased operations and completed its wind down in 2024.
Other (expense) income
The remaining components of other (expense) income include interest income, interest expense and other miscellaneous items.

Results of Operations
Presentation of Financial Results
For comparison purposes, the following tables set forth our results of operations for the years presented in the Consolidated Financial Statements included in Item 8 of this Report. The year-to-year comparison of financial results is not necessarily indicative of financial results that may be achieved in future years. This discussion and analysis compares 2024 results to 2023 results. For discussion and analysis that compares 2023 results to 2022 results, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.
Year ended December 31, 2024 Compared to Year ended December 31, 2023
Total Revenue and Cost of Revenue
A summary of the components of revenue and cost of revenue for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,		Change
(Amounts in thousands except percentages)	2024	2023	($)	(%)
Revenue	$108,959	$99,183	$9,776	10%
Cost of revenue, exclusive of depreciation and amortization	$69,515	$67,323	$2,192	3%
Revenue and cost of revenue
For the years ended December 31, 2024 and 2023, revenue increased year over year primarily driven by the impact of favorable product mix of approximately $6.9 million and improved pricing for our products of approximately $4.9 million. These increases were partially offset by lower volumes sold, which negatively impacted revenue by $2.2 million. Product volumes decreased among power generation customers in 2024, primarily due to lower natural gas prices compared to 2023, which contributed to decreased utilization of coal-fired generation and decreased demand for our products. Also offsetting the overall increase was a decrease in revenue recognized from the settlement of certain contracts with customers containing minimum quantity purchases ("MQ Contracts").
Consumables gross margin, exclusive of depreciation and amortization, increased for the year ended December 31, 2024 compared to 2023. The increase in gross margin was primarily driven by an increase in revenue resulting from increased pricing of our products, while the cost to manufacture our products increased between periods, partially due to increased variable production costs on lower production volumes during 2024. Our consumables gross margin was negatively impacted by a decrease in volumes sold and lower revenue recognized from MQ Contracts in 2024 compared to 2023.
We currently expect consumables revenue to increase in the coming years as a result of increased regulatory requirements finalized by the EPA in April 2024, especially with respect to PFAS substances. However, there is substantial uncertainty regarding the future of these regulations in light of the change in the U.S. presidential administration. See "Legislation and Environmental Regulations" included in Item 1 and our risk factor discussion in Item 1A of this Report for further information.
Consumables revenue continues to be affected by electricity demand, driven by seasonal weather and related power generation needs, as well as competitor prices related to alternative power generation sources such as natural gas and renewables.

Operating Expenses
A summary of the components of our operating expenses, exclusive of cost of revenue items (presented above), for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Operating expenses:
Selling, general and administrative	$28,695	$34,069	$(5,374)	(16)%
Research and development	4,050	3,314	736	22%
Depreciation, amortization, depletion and accretion	8,594	10,543	(1,949)	(18)%
Loss (gain) on sale of assets	64	(2,731)	2,795	*
	$41,403	$45,195	$(3,792)	(8)%
* Percent change in excess of 100% not considered meaningful.
Selling, general and administrative
A summary of the components of selling, general and administrative expenses for the years ended December 31, 2024 and 2023, exclusive of cost of revenue items (presented above), is as follows:

	Years Ended December 31,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Payroll and benefits	$9,507	$13,491	$(3,984)	(30)%
Legal and professional fees	5,587	9,210	(3,623)	(39)%
General and administrative	13,601	11,368	2,233	20%
Total Selling, general and administrative	$28,695	$34,069	$(5,374)	(16)%
Payroll and benefits
Payroll and benefits expenses decreased year over year primarily due to expenses recorded during the year ended December 31, 2023 relating to severance expense of former executives, which comprised $1.7 million of the total payroll and benefit expense, and $1.1 million related to severance expense of former executives of Legacy Arq. Additionally, salaries and wages and other benefit-related expenses decreased by $1.0 million year over year primarily as a result of lower CEO compensation beginning in July 2023.
Legal and professional fees
Legal and professional fees decreased year over year primarily from decreased consulting, legal, and accounting costs incurred related to the acquisition of Legacy Arq during 2023.
General and administrative
General and administrative expenses increased year over year by approximately $2.2 million, primarily due to increases in franchise & use tax expenses, rent and occupancy expenses, outside construction-related labor and license and fee expenses, partially offset by decreases in property and liability insurance.
Research and development
Research and development expenses increased year over year primarily due to increased research and development payroll costs and conducting product qualification testing with potential lead-adopters as part of our GAC contracting process.

Depreciation, amortization, depletion and accretion
Depreciation. amortization, depletion and accretion expense decreased by approximately $1.9 million year over year primarily due to higher absorption of depreciation into cost of goods sold during 2024 compared to 2023, which resulted in lower expense of $2.0 million for the year ended December 31, 2024, and decreased amortization of leasehold improvements, customer relationships and developed technology of $0.6 million. These decreases were partially offset by an increase in depreciation expense for property, plant and equipment acquired and placed in service during 2024.
Loss (gain) on sale of assets
For the year ended December 31, 2023, we recognized a one-time gain of $2.7 million on the sale of Marshall Mine, LLC. Loss on sale of assets was not significant for the year ended December 31, 2024.
Other (Expense) Income, net
A summary of the components of our other (expense) income, net for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,		Change
(Amounts in thousands, except percentages)	2024	2023	($)	(%)
Other (expense) income:
Earnings from equity method investments	$127	$1,623	$(1,496)	(92)%
Interest expense	(3,257)	(3,014)	(243)	8%
Loss on extinguishment of debt	(1,422)	—	(1,422)	*
Other	1,238	2,630	(1,392)	(53)%
Total other (expense) income	$(3,314)	$1,239	$(4,553)	*
* Percent change in excess of 100% not considered meaningful.
Earnings from equity method investments
The following table presents the equity method earnings for the years ended December 31, 2024 and 2023:

	Years Ended December 31,		Change
(in thousands)	2024	2023	($)	(%)
Earnings from Tinuum Group	$127	$1,148	$(1,021)	(89)%
Earnings from Tinuum Services	—	475	(475)	(100)%
Earnings from equity method investments	$127	$1,623	$(1,496)	(92)%
Earnings from equity method investments for the year ended December 31, 2024 represented cash distributions from Tinuum Group. Earnings from equity method investments for the year ended December 31, 2023 represented cash distributions received from both Tinuum Group and Tinuum Services. Tinuum Group continues to wind down their services into 2025. The Tinuum Group Royalty Agreement expires at the end of 2027, with an option to extend. We do not expect further distributions from Tinuum Services as Tinuum Services has completed its wind-down.
Interest expense
Interest expense increased for the year ended December 31, 2024 compared to the corresponding period in 2023 primarily due to paid in kind interest on the $10 million term loan with CF Global (the "CFG Loan"), which accrues to the principal portion and is payable upon the termination of the CFG Loan. The CFG Loan was paid in full in December 2024, and the loan agreement was terminated.
Loss on extinguishment of debt
Loss on extinguishment of debt increased year over year due to the write-off of deferred financing costs associated and unamortized debt discount with the termination of the CFG Loan.

Other
The decrease in Other year over year is primarily driven by a decrease in interest income of $0.7 million as a result of lower cash on hand in 2024, and was driven by increased capital expenditures during 2024.
Income tax (benefit) expense
For the year ended December 31, 2024, we reported income tax benefit of $0.2 million and an effective tax rate of 3%. The difference between our reported income tax benefit and the expected federal benefit of $1.1 million, as a result of pretax loss recognized for the year ended December 31, 2024, was primarily due to an increase in the valuation allowance on our deferred tax assets offset by the benefit of permanent differences related to stock-based compensation.
For the year ended December 31, 2023, we reported income tax expense of $0.2 million and an effective rate of (1)%. The difference between our reported income tax expense and the expected federal benefit of 2.5 million, as a result of pretax loss recognized for the year ended December 31, 2024, was primarily due to the expense of permanent differences related to acquisition-related costs and an increase in the valuation allowance on our deferred tax assets.
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
As of December 31, 2024, we concluded it is more likely than not we will not generate sufficient taxable income within the allowable carryforward periods to realize any of our net deferred tax assets, and fully reserved for such assets as of December 31, 2024. In reaching this conclusion, we primarily considered our pretax losses incurred over a cumulative three-year look-back period. As of December 31, 2024 and 2023, we had a valuation allowance of $101.6 million and $98.8 million, respectively, on our deferred tax assets.
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
Tax Assets
As of December 31, 2024, we had approximately $86.1 million in tax credit carryforwards. In the hypothetical event of an "ownership change," as defined by IRC Sections 382, utilization of general business credits ("Tax Credits") generated prior to the change would be subject to an annual limitation imposed by IRC Section 383 for Tax Credits. In connection with the equity offerings completed at various dates during 2024, we issued additional shares of our common stock. We performed an IRC Section 382 analysis as of those dates and determined that we had not experienced an ownership change as of those dates.
Prior to the Acquisition Date, Legacy Arq completed numerous equity offerings that resulted in ownership changes. We have not completed a formal IRC Section 382 analysis of Legacy Arq equity changes from its inception through the Acquisition Date, however, we believe that one or more "ownership changes" occurred during this time period as defined under Sections 382 and 383 and that a portion or all the Legacy Arq Tax Assets may be subject to an annual limitation.

Non-GAAP Financial Measures
To supplement our financial information presented in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), we provide certain supplemental financial measures, including EBITDA and Adjusted EBITDA, which are measurements that are not calculated in accordance with GAAP. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and Adjusted EBITDA is defined as EBITDA reduced by the non-cash impact of equity earnings from equity method investment, loss on extinguishment of debt, loss (gain) on sale of assets, increased by cash distributions from equity method investments, loss on change in estimate, asset retirement obligations and charges incurred in as a result of our financing activities. EBITDA and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. See below for a reconciliation from Net income, the nearest GAAP financial measure, to EBITDA and Adjusted EBITDA.
We believe that the EBITDA and Adjusted EBITDA measures are less susceptible to variances that affect our operating performance. We include these non-GAAP measures because management uses them in the evaluation of our operating performance, and believe such measures facilitate comparison of operating results between periods. We believe the non-GAAP measures provide useful information to both management and users of the financial statements by excluding certain expenses, gains, and losses which can vary widely across different industries or among companies within the same industry and may not be indicative of core operating results and business outlook.

EBITDA and Adjusted EBITDA
The following table reconciles net loss, our most directly comparable as-reported financial measure calculated in accordance with GAAP to EBITDA, Adjusted EBITDA and (Adjusted EBITDA Loss).

	Year ended December 31,
(in thousands)	2024	2023
Net loss (1)	$(5,109)	$(12,249)
Depreciation, amortization, depletion and accretion	8,594	10,543
Amortization of Upfront Customer Consideration	508	508
Interest expense, net	2,154	1,168
Income tax (benefit) expense	(164)	153
EBITDA	5,983	123
Cash distributions from equity method investees	127	1,623
Equity earnings	(127)	(1,623)
Loss on extinguishment of debt	1,422	—
Loss (gain) on sale of assets	64	(2,695)
Gain on change in estimate, asset retirement obligation	—	(37)
Financing costs	275	—
Adjusted EBITDA (Adjusted EBITDA Loss)	$7,744	$(2,609)
(1) Included in Net loss for the year ended December 31, 2023 was $4.9 million of transaction and integration costs incurred related to the Arq Acquisition, $4.9 million of Legacy Arq payroll and benefit costs and $1.7 million of severance expense related to three executive employees.

Liquidity and Capital Resources
Current Capital Resources and Factors Affecting Our Liquidity
For the year ended December 31, 2024, our principal sources of liquidity consisted of:
•cash on hand, excluding restricted cash of $8.7 million primarily pledged as collateral under a surety bond agreement;
•cash flows from operations of $10.5 million;
•proceeds received from issuance and sale of our common stock, which totaled $42.4 million in the current year; and
•availability of $16.2 million under our recent $30.0 million secured revolving credit facility (the "Revolving Credit Facility").
For the year ended December 31, 2024, our principal uses of liquidity included:
•capital expenditures, including those related to the Red River Plant expansion and commissioning of the Corbin Facility;
•our business operating expenses;
•payments on our lease obligations; and
•payments on our debt obligations, including the extinguishment of the CFG Loan principal and accrued interest in the amount of $11.1 million.

Tinuum Group and Tinuum Services Distributions
The following table summarizes the cash distributions from our equity method investments for the years ended December 31, 2024 and 2023:

	Year ended December 31,
(in thousands)	2024	2023
Tinuum Group	$127	$1,148
Tinuum Services	—	475
Distributions from equity method investees	$127	$1,623
Cash distributions from Tinuum Group and Tinuum Services for 2024 decreased by $1.5 million compared to 2023, as both Tinuum Group and Tinuum Services ceased material operations as of December 31, 2021, and began wind-down of their business at that time. Tinuum Group continues to wind down their services into 2025; the Tinuum Group Royalty Agreement currently remains active through 2027 with options to extend. We do not expect further distributions from Tinuum Services as Tinuum Services has completed its wind-down.
Cash Flows
Cash and restricted cash decreased from $54.2 million as of December 31, 2023, to $22.2 million as of December 31, 2024, a decrease of $31.9 million. The following table summarizes our cash flows for the years ended December 31, 2024 and 2023, respectively:

	Years Ended December 31,
(in thousands)	2024	2023	Change
Cash provided by (used in):
Operating activities	$10,477	$(16,653)	$27,130
Investing activities	(85,074)	(28,535)	(56,539)
Financing activities	42,679	22,909	19,770
Net change in Cash and Restricted Cash	$(31,918)	$(22,279)	$(9,639)

Cash flows from operating activities
Cash flows provided by operating activities for the year ended December 31, 2024 was $10.5 million compared to cash flows used in operating activities of $16.7 million for the year ended December 31, 2023. The increase in cash provided by operating activities was primarily due to the following: (1) a decrease in net loss of $7.1 million year over year; (2) a net increase in working capital of $17.8 million primarily as a result of significant payments made in 2023 on accounts payable and accrued expenses assumed in the Arq Acquisition, (3) a one-time $2.7 million gain on the sale of the Marshall Mine, LLC in 2023, and (4) a decrease in Earnings from equity method investments of $1.5 million. Partially offsetting the net increase in cash flows used in operating activities year over year was a decrease in Depreciation, amortization, depletion and accretion of $1.9 million.
Cash flows from investing activities
Cash flows used in investing activities for the year ended December 31, 2024 was $85.1 million compared to cash flows used in investing activities of $28.5 million for the year ended December 31, 2023. The increase in cash used was primarily due to an increase in acquisition of property, equipment and intangibles, net, of $57.7 million primarily related to capital expenditures for our Red River Plant expansion, $2.2 million cash acquired as part of the Legacy Arq Acquisition in 2023, and a decrease in distributions from equity earnings in excess of cumulative earnings of $1.5 million. Partially offsetting the net increase in cash flows used in investing activities year over year was a payment of $2.2 million related to the disposal of Marshall Mine, LLC in 2023 and a decrease in mine development costs of $2.5 million.
Cash flows from financing activities
Cash flows provided by financing activities for the year ended December 31, 2024 increased by $19.8 million compared to the year ended December 31, 2023 primarily due to proceeds from the issuance and sale of our common stock in a public offering of $26.7 million and a net increase in borrowings year over year of $5.3 million associated with a borrowing on the Revolving Credit Facility in 2024 that exceeded proceeds from the CFG Loan in 2023. These increases were offset by decreases due to the prepayment of the principal of the CFG Loan of $10.0 million in 2024 and a net decrease in proceeds from common stock issued and sold in private placements of $0.5 million year over year. Additional decreases in cash flows year over year provided by financing activities were due to costs associated with extinguishment of the CFG Loan and associated financing costs for the Revolving Credit Facility, both in 2024.
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
Based on current operating levels, we expect that our cash on hand and borrowing availability on the Revolving Credit Facility as of December 31, 2024 will provide sufficient liquidity to fund operations for the next 12 months.
Capital expenditures
We are targeting the first quarter of 2025 for the completion of our Red River Plant expansion which is necessary to commence production of our new GAC products. To meet this target, we have incurred and may continue to incur substantial capital spend in excess of our originally forecasted amount for additional equipment, labor, and project costs. The Company anticipates financing the timely completion of the project funded with cash on hand, borrowing availability on the Revolving Credit Facility, and ongoing cost reduction initiatives.
During 2025, we expect our capital expenditures to primarily relate to the completion of the Red River Project. Capital expenditures planned for 2025 are dependent on many factors, including the approval of certain environmental permits, and the pace and progression of the project, which may impact the timing and amount of capital expenditures.
Surety Bonds
As of December 31, 2024, we had outstanding surety bonds with regulatory commissions totaling $11.1 million primarily related to the Five Forks Mine and the Corbin Facility. As of December 31, 2024, and as required by our surety bond provider, we held restricted cash of $8.5 million pledged as collateral related to performance requirements required under a reclamation contract for the Five Forks Mine and the Corbin Facility. We expect that the obligations secured by these surety bonds will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related surety bonds may be released and collateral requirements may be reduced. However, in the event any surety bond is called, our indemnity obligations could require us to reimburse the surety bond provider.
Long Term Requirements
For a discussion of our long-term cash requirements, see Item 8, Note 5 of this Report.
Contractual Obligations
Contractual obligations as of December 31, 2024 are as follows:

	Payment Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
CTB Loan	$12,303	$1,110	$2,220	$2,220	$6,753
Finance lease obligations	1,392	935	457	—	—
Operating lease obligations	16,206	3,128	4,606	2,438	6,034
	$29,901	$5,173	$7,283	$4,658	$12,787
The table above excludes our asset retirement obligation ("ARO") related to reclamation of the Five Forks Mine, as the timing and amount of payments to satisfy the ARO are uncertain and are based on numerous factors including, but not limited to, the expected closure date of the Five Forks Mine. As of December 31, 2024, our Consolidated Balance Sheet reflects a liability for ARO related to reclamation of the Five Forks Mine of $4.5 million. The table above also excludes amounts outstanding under our Revolving Credit Facility, as the timing and amount of repayments are uncertain and are based on the nature and timing of our operating cash flows. Our outstanding borrowings under the Revolving Credit Facility were $13.8 million as of December 31, 2024. Additionally, the table above excludes construction costs related to the Red River Plant expansion referred to under the "Capital Expenditures" caption above, as the timing and amount of payments to satisfy these obligations are conditional and based on numerous factors including, but not limited to, the pace of construction activities and the timing of mechanical completion of the Red River Plant expansion.
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

Item 8. Financial Statements and Supplementary Data
Arq, Inc.

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors
Arq, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arq, Inc. (and subsidiaries) (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Moss Adams LLP
Denver, Colorado
March 5, 2025

We have served as the Company’s auditor since 2017.

Arq, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2024	2023
ASSETS
Current assets:
Cash	$13,516	$45,361
Receivables, net	14,876	16,192
Inventories, net	19,314	19,693
Prepaid expenses and other current assets	4,650	5,215
Total current assets	52,356	86,461
Restricted cash, long-term	8,719	8,792
Property, plant and equipment, net of accumulated depreciation of $26,619 and $19,293, respectively	178,564	94,649
Other long-term assets, net	44,729	45,600
Total Assets	$284,368	$235,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,017	$14,603
Revolving credit facility	13,828	—
Current portion of long-term debt obligations	1,624	2,653
Other current liabilities	8,184	5,792
Total current liabilities	44,653	23,048
Long-term debt obligations, net of current portion	9,370	18,274
Other long-term liabilities	13,069	15,780
Total Liabilities	67,092	57,102
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: par value of $0.001 per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock: par value of $0.001 per share, 100,000,000 shares authorized, 46,639,930 and 37,791,084 shares issued, and 42,021,784 and 33,172,938 shares outstanding at December 31, 2024 and 2023, respectively	47	38
Treasury stock, at cost: 4,618,146 and 4,618,146 shares as of December 31, 2024 and 2023, respectively	(47,692)	(47,692)
Additional paid-in capital	198,487	154,511
Retained earnings	66,434	71,543
Total Stockholders’ Equity	217,276	178,400
Total Liabilities and Stockholders’ Equity	$284,368	$235,502
See Notes to the Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2024	2023
Revenue	$108,959	$99,183

Cost of revenue, exclusive of depreciation and amortization	69,515	67,323

Operating expenses:
Selling, general and administrative	28,695	34,069
Research and development	4,050	3,314
Depreciation, amortization, depletion and accretion	8,594	10,543
Loss (gain) on sale of assets	64	(2,731)
Total operating expenses	41,403	45,195
Operating loss	(1,959)	(13,335)
Other (expense) income:
Earnings from equity method investments	127	1,623
Interest expense	(3,257)	(3,014)
Loss on extinguishment of debt	(1,422)	—
Other	1,238	2,630
Total other (expense) income	(3,314)	1,239
Loss before income taxes	(5,273)	(12,096)
Income tax (benefit) expense	(164)	153
Net loss	$(5,109)	$(12,249)
Loss per common share (Note 1):
Basic	$(0.14)	$(0.42)
Diluted	$(0.14)	$(0.42)
Weighted-average number of common shares outstanding:
Basic	36,051	29,104
Diluted	36,051	29,104
See Notes to the Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders’ Equity
Balances, January 1, 2023	23,788,319	$24	(4,618,146)	$(47,692)	$103,698	$83,949	$139,979
Issuance of common stock upon conversion of preferred stock	5,362,926	5	—	—	18,921	—	18,926
Issuance of common stock related to private placement transaction, net of offering costs	3,842,315	4	—	—	15,216	—	15,220
Issuance of common stock pursuant to Arq Acquisition, net of offering costs	3,814,864	4	—	—	12,433	—	12,437
Stock-based compensation	572,056	—	—	—	2,648	—	2,648
Issuance of common stock to related party	527,779	1	—	—	999	—	1,000
Repurchase of common shares to satisfy minimum tax withholdings	(117,175)	—	—	—	(230)	—	(230)
Issuance of warrant	—	—	—	—	826	—	826
Preferred stock dividends declared on redeemable preferred stock	—	—	—	—	—	(157)	(157)
Net loss	—	—	—	—	—	(12,249)	(12,249)
Balances, December 31, 2023	37,791,084	$38	(4,618,146)	$(47,692)	$154,511	$71,543	$178,400
Issuance of common stock in public offering, net of offering costs	5,485,500	5	—	—	26,649	—	26,654
Issuance of common stock related to private placement transaction, net of offering costs	2,142,858	2	—	—	14,949	—	14,951
Stock-based compensation	616,684	1	—	—	2,714	—	2,715
Issuance of common stock to related party	422,221	1	—	—	799	—	800
Exercise of warrant, net	324,955	—	—	—	—	—	—
Repurchase of common shares to satisfy minimum tax withholdings	(143,372)	—	—	—	(1,135)	—	(1,135)
Net loss	—	—	—	—	—	(5,109)	(5,109)
Balances, December 31, 2024	46,639,930	$47	(4,618,146)	$(47,692)	$198,487	$66,434	$217,276
See Notes to the Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(5,109)	$(12,249)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, depletion and accretion	8,594	10,543
Stock-based compensation expense	2,715	2,648
Operating lease expense	2,004	2,757
Loss from extinguishment of debt	1,422	—
Amortization of debt discount and debt issuance costs	601	546
Loss (gain) on sale of assets	64	(2,731)
Earnings from equity method investments	(127)	(1,623)
Other non-cash items, net	37	(75)
Changes in operating assets and liabilities:
Receivables and related party receivables	1,316	(2,264)
Prepaid expenses and other assets	1,166	4,777
Inventories, net	1,636	(2,571)
Other long-term assets, net	(2,166)	(4,762)
Accounts payable and accrued expenses	216	(12,061)
Other current liabilities	1,144	(184)
Operating lease liabilities	(1,272)	(168)
Other long-term liabilities	(1,764)	764
Net cash provided by (used in) operating activities	10,477	(16,653)
Cash flows from investing activities
Acquisition of property, plant, equipment and intangible assets, net	(85,170)	(27,516)
Acquisition of mine development costs	(181)	(2,690)
Proceeds from sale of property and equipment	150	—
Distributions from equity method investees in excess of cumulative earnings	127	1,623
Cash and restricted cash acquired in business acquisition	—	2,225
Payment for disposal of Marshall Mine, LLC	—	(2,177)
Net cash used in investing activities	(85,074)	(28,535)

	Years Ended December 31,
(in thousands)	2024	2023
Cash flows from financing activities
Net proceeds from common stock issued in public offering	$26,654	$—
Net proceeds from common stock issued in private placement transactions	14,951	15,220
Borrowings on revolving credit facility	13,828	—
Net proceeds from common stock issued to related party	800	1,000
Principal payments on notes payable	(10,544)	(473)
Repurchase of common stock to satisfy tax withholdings	(1,135)	(230)
Principal payments on finance lease obligations	(1,022)	(1,130)
Payment of debt issuance costs	(633)	—
Payment of debt extinguishment costs	(220)	—
Net proceeds from CFG Loan, related party, net of discount and issuance costs	—	8,522
Net cash provided by financing activities	42,679	22,909
Decrease in Cash and Restricted Cash	(31,918)	(22,279)
Cash and Restricted Cash, beginning of year	54,153	76,432
Cash and Restricted Cash, end of year	$22,235	$54,153
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,017	$1,727
Cash received for income taxes	$(452)	$(1,697)
Supplemental disclosure of non-cash investing and financing activities:
Change in accrued purchases for property and equipment	$6,198	$914
Purchase of property and equipment through note payable	$1,004	$—
Equity issued as consideration for acquisition of business	$—	$31,206
Paid-in-kind dividend on Series A Preferred Stock	$—	$157
See Notes to the Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Operations and Significant Accounting Policies
Nature of Operations
Arq Inc. ("Arq" or the "Company", formerly known as Advanced Emissions Solutions, Inc.) is a Delaware corporation with its principal office located in Greenwood Village, Colorado, with manufacturing, mining and logistics operations located in Louisiana and mining and manufacturing operations in Kentucky.
The Company is an environmental technology company and is principally engaged in the sale of consumable air, water, and soil treatment solutions, primarily based on activated carbon ("AC"). The Company's proprietary AC products enable customers to reduce air, water, and soil contaminants, including mercury, per and polyfluoroalkyl substances ("PFAS") and other pollutants, to meet the challenges of existing and pending air quality and water regulations. The Company manufactures and sells AC and other chemicals used to capture and remove impurities, contaminants, and pollutants for the coal-fired power generation, industrial, water treatment, and water and soil remediation markets, which we collectively refer to as the advanced purification technologies ("APT") market.
In February 2023, the Company acquired 100% of the equity interests, assets and liabilities of the subsidiaries of Arq Limited, an environmental technology company incorporated under the laws of Jersey (the "Arq Acquisition," and hereafter the Arq Limited subsidiaries referred to as "Legacy Arq") to secure access to additional U.S. based bituminous coal feedstock, a manufacturing facility located in Corbin, Kentucky (the "Corbin Facility") and certain patented processes to manufacture new advanced GAC products for sale into the APT and other markets. Under this manufacturing process, the Company expects to be able to convert recovered bituminous coal fines into a purified, microfine carbon powder known as Arq powderTM ("Arq Powder"). See further discussion of the Arq Acquisition in Note 11.
Principles of Consolidation
The Consolidated Financial Statements include accounts of wholly-owned subsidiaries and variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.
All investments in partially owned entities for which the Company has the ability to exercise significant influence and holds a 20% or greater ownership interest based on the legal form of the Company's ownership percentage are accounted for using the equity method and are included in the Other long-term assets, net line item in the Consolidated Balance Sheets. As of December 31, 2024, the Company holds an equity interest of 42.5% in Tinuum Group, LLC ("Tinuum Group").
Cash and restricted cash
Cash consists of cash on hand and bank deposits. Restricted cash is primarily comprised of posted cash collateral required under a surety bond contract related to a lignite mine in Louisiana (the "Five Forks Mine") and the Corbin Facility.
Concentration of credit risk
As of December 31, 2024, the Company holds cash that exceed the Federal Deposit Insurance Corporation ("FDIC") limits (currently $250 thousand) at two financial institutions. If a financial institution was unable to perform its obligations, the Company would be at risk regarding the amount of cash held in excess of the FDIC limits.
Fair value measurements
The carrying amounts of our cash, restricted cash, accounts receivable, accounts payable and other current liabilities approximate fair value as recorded due to the short-term nature of these instruments.
Receivables, net
Receivables, net are recorded at net realizable value, which includes an appropriate allowance for estimated uncollectible amounts to reflect any loss anticipated on the receivables. Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables and are included as a component of the Selling, general and administrative line item in the Consolidated Statements of Operations. The allowance for doubtful accounts is based on historical experience, general economic conditions and the credit quality of specific accounts and was not material as of December 31, 2024 and 2023.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The composition of Inventories is included in Note 2.
Intangible Assets
Intangible assets consist of patents and developed technology.
The Company has developed technologies resulting in patents being granted by the U.S. Patent and Trademark Office or other regulatory offices. Legal costs associated with securing the patent are capitalized and amortized over the legal or useful life beginning on the patent filing date.
The following table details the components of the Company's intangible assets:

		As of December 31,
		2024		2023
(in thousands, except years)	Weighted Average Remaining Amortization Period (in years)	Cost	Net of Accumulated Amortization	Cost	Net of Accumulated Amortization
Patents	10.5	1,705	575	1,600	520
Developed technology	18.1	8,307	6,994	8,307	7,379
Total		$10,012	$7,569	$9,907	$7,899
Included in the Consolidated Statements of Operations is amortization expense related to intangible assets of $0.4 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively. The estimated future amortization expense for existing intangible assets as of December 31, 2024 is expected to be approximately $0.4 million for the year ended December 31, 2025 and each of the four succeeding fiscal years.
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

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation and include leasehold improvements. Depreciation on assets is computed using the straight-line method over the lesser of the estimated useful lives of the related assets or the lease term (ranging from 3 to 31 years). Maintenance and repairs that do not extend the useful life of the respective asset are charged to operating expenses as incurred. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income. The Company periodically evaluates the recoverability of the carrying value of property, plant and equipment for impairment. Amortization of right of use assets under finance lease is included in depreciation expense and is calculated using the straight-line method over the term of the lease.
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
Operating lease liabilities are subsequently measured at the present value of the lease payments not yet paid, discounted using the discount rate for the lease established at the inception date of the lease. ROU assets under operating leases are subsequently measured at the amounts of the related operating lease liability, adjusted for, as applicable, prepaid or accrued lease payments,

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
the remaining balance of any lease incentives received, unamortized initial direct costs and impairment. Lease expense from operating leases is recognized as a single lease cost over the remaining lease term on a straight-line basis. Variable lease payments not included in operating lease liabilities are recognized as expense in the period in which the obligation for those payments is incurred. Lease expense from operating leases is included in the "Selling, general and administrative" and "Cost of revenue, exclusive of depreciation and amortization" line items in the Consolidated Statements of Operations.
Other Assets
Mine Development Costs
Mine development costs are related to the Five Forks Mine and are stated at cost less accumulated depletion and include acquisition costs, the cost of other development work and mitigation costs. Costs are amortized over the estimated life of the related mine reserves, which as of December 31, 2024 is estimated to be approximately 14 years. The Company performs an evaluation of the recoverability of the carrying value of mine development costs to determine if facts and circumstances indicate that their carrying value may be impaired and if any adjustment is warranted. Mine development costs are reported in the "Other long-term assets, net" line item in the Consolidated Balance Sheets.
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
The Company uses estimates and judgments in determining the nature and timing of satisfaction of performance obligations, the standalone selling price of performance obligations and the allocation of the transaction price to multiple performance obligations, if any.
Revenue
The Company is principally engaged in the sale of consumable products, which are primarily AC products, to a broad range of customers, including coal-fired utilities, industrial and water treatment plants, and other diverse markets. The sale of consumable products is comprised of a single performance obligation and is recognized at the point in time when control transfers and the Company's obligation has been fulfilled, which is when the product is accepted by a customer. Performance obligations for the sale of consumable products do not extend beyond one year.
Certain contracts with customers require the customers to purchase minimum quantities over the contractual period ("MQ Contracts"). Under these MQ Contracts, the Company reserves the right to bill a customer for any shortfall in the actual quantity purchases and minimum quantity purchases as of the end of the contractual period. The Company recognizes revenue on MQ Contracts generally at the end of a contractual period and at a point in time when it has determined it will enforce billing the shortfall and the shortfall can be quantified.
The Company performs shipping and handling activities through the use of third-party shippers and such activities occur prior to a customer obtaining control of goods. As such, the Company accounts for these activities as fulfillment activities and not as separate performance obligations. Shipping and handling costs incurred by the Company in delivering products to customers are billed to customers and are included in the transaction price and included in the "Revenue" line item in the Consolidated Statements of Operations. Costs for shipping and handling activities incurred by the Company are included in the "Cost of revenue, exclusive of depreciation and amortization" line item in the Consolidated Statements of Operations.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Practical Expedients and Exemptions
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
Sales and other taxes that are collected concurrently with revenue-producing activities are excluded from revenue.
The Company generally expenses sales commissions, if any, when incurred, as the amortization period of the asset that the Company would have recognized is one year or less. These costs are recorded in sales and marketing expenses in the "Selling, general and administrative" line item in the Consolidated Statements of Operations.
Cost of Revenue
Cost of revenue includes all labor, fringe benefits, subcontract labor, additive and coal costs, materials, equipment, supplies, travel costs and any other costs and expenses directly related to the Company’s production of revenue.
License Royalties Payable to Tinuum Group
In December 2022, the Company and Tinuum Group entered into an agreement (the "Tinuum Group Royalty Agreement") whereby the Company agreed to pay Tinuum Group a royalty (the "Tinuum Group Royalty") on sales of M-ProveTM to certain power plants where Tinuum Group had operated refined coal facilities (the "Refined Coal Facilities") prior to the expiration of the Section 45 Tax Credit Program on December 31, 2021. Amounts due under the Tinuum Group Royalty Agreement commenced on January 1, 2022. The Tinuum Group Royalty is calculated based on "Net Profit" (as defined in the Tinuum Royalty Agreement) on the Company's sales of M-ProveTM product to the Refined Coal Facilities. The Tinuum Group Royalty Agreement is for an initial term of five years with automatic renewals of five years unless the Company and Tinuum Group agree to terminate it. The Tinuum Group Royalty is included in Cost of revenue in the Consolidated Statements of Operations.
Payroll and Benefits
Payroll and benefits costs include direct payroll costs, payroll related fringe benefits, stock based compensation expense and other labor costs related to sales and administrative personnel, but exclude such costs related to direct labor that are included in Cost of revenue or Research and development.
Legal and Professional
Legal and professional costs include external legal, audit and consulting expenses.
General and Administrative
General and administrative costs include director fees and expenses, rent, insurance and occupancy-related expenses, bad debt expense, impairments, research and development and other general costs of conducting business.
Research and Development
Research and development costs include payroll expenses related to research and development personnel and other expenses incurred related to research and development activities and are charged to expense in the period incurred. Research and development costs are reported within the "Research and development" line item in the Consolidated Statements of Operations. For the years ended December 31, 2024 and 2023, the Company recorded total research and development costs of $4.1 million and $3.3 million, respectively.
Asset Retirement Obligations
Asset retirement obligations ("ARO") are comprised of mine reclamation activities required under agreements related primarily to the Five Forks Mine and a coal fine impoundment adjacent to the Corbin Facility (the "Corbin ARO") and are recognized when incurred and recorded as liabilities at fair value. An ARO is accreted over time through periodic charges to earnings. An ARO asset is depreciated over its estimated remaining life. Accounting for AROs requires the Company to estimate future costs unique to a specific mining operation that the Company expects to incur to complete the reclamation and remediation work required to comply with existing laws and regulations. AROs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. On an annual basis, unless otherwise deemed necessary, the Company reviews its estimates and assumptions of its AROs.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the estimated fair value of the stock-based award and is generally expensed on a straight-line basis over the requisite service period and/or performance period of the award. Forfeitures are recognized when incurred. Stock-based compensation expense related to manufacturing employees and administrative employees is included in the "Cost of revenue, exclusive of depreciation and amortization" and "Selling, general and administrative" line items, respectively, in the Consolidated Statements of Operations. Stock-based compensation expense related to non-employee directors and consultants is included in the "Selling, general and administrative" line item in the Consolidated Statements of Operations.
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
Each PSU represents a contingent right to receive shares of the Company’s common stock, and the number of shares may range from zero to two times the number of PSUs granted on the award date depending upon the price performance of the Company's common stock as measured against a general index and a specific peer group index over requisite performance periods. The number of Potential dilutive shares related to a PSU is based on the number of shares of the Company's common stock, if any, that would be issuable at the end of the respective reporting period, assuming that the end of the reporting period is the end of the contingency period applicable to a PSU. See Note 10 for additional information related to PSUs.
The following table sets forth the calculations of basic and diluted earnings (loss) per common share:

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Years Ended December 31,
(in thousands, except per share amounts)	2024	2023
Net loss	$(5,109)	$(12,249)

Basic weighted-average number of common shares outstanding	36,051	29,104
Add: dilutive effect of equity instruments	—	—
Diluted weighted-average shares outstanding	36,051	29,104
Loss per share - basic	$(0.14)	$(0.42)
Loss per share - diluted	$(0.14)	$(0.42)
For the years ended December 31, 2024 and 2023, 2.4 million and 1.7 million weighted-average equity instruments, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
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
Risks and Uncertainties
The Company is principally dependent on operations of its APT business, its cash on hand, and availability under its recently secured revolving credit facility (the "Revolving Credit Facility") to provide liquidity over the near and long term. The Company's revenue, sales volumes, earnings and cash flows are significantly affected by prices of competing power generation sources such as natural gas and renewable energy. During periods of low natural gas prices, natural gas provides a competitive alternative to coal-fired power generation and therefore, coal consumption may be reduced, which in turn reduces the demand for the Company's products. However, during periods of higher prices for competing power generation sources, there is generally an increase in coal consumption and thus demand for the Company's products also increases.
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
Another significant market driver for the Company’s existing products and services and those planned in the future are existing and expected environmental laws and regulations, particularly those addressing the reduction of mercury and other emissions from coal-fired electricity generating units and regulation of PFAS and other pollutants. For example, the Company expects revenue and sales volumes to increase in the coming years as a result of U.S. Environmental Protection Agency regulations of PFAS substances in drinking water finalized in April 2024. If, as a result of the new U.S. presidential administration or developments in administrative law jurisprudence, such laws and regulations are delayed, not enacted, repealed, amended to be less strict, or include prolonged phase-in periods, or are not enforced, the Company’s business would be adversely affected by declining demand for such products and services.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Reclassifications
Certain balances have been reclassified from prior years to conform to the current year presentation. Such reclassifications had no effect on the Company’s results of operations or financial position in any of the periods presented.
Segments
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company's chief operating decision maker ("CODM"), or a decision-making group, in deciding how to allocate resources and in assessing financial performance. As of December 31, 2024, the Company's CODM was the Company's Chief Executive Officer, and the Company concluded that it had one reportable segment.
New Accounting Standards
Recently Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Upon adoption of this ASU, the company has disclosed significant segment expenses, the title and position of the CODM, and an explanation of how the reported measure of segment profit or loss is used by the CODM to assess segment performance and make resource allocation decisions. Effective December 31, 2024, the company adopted the provisions of this ASU on a retrospective basis. Refer to Note 16.
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
Note 2 - Inventories, net
The following table summarizes the Company's inventories as of December 31, 2024 and 2023:

	As of December 31,
(in thousands)	2024	2023
Product inventory	$11,166	$9,524
Raw material inventory	8,148	10,169
	$19,314	$19,693

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 - Property, Plant and Equipment
The cost basis and accumulated depreciation of property, plant and equipment at December 31, 2024 and 2023 are summarized in the table below:

	Life in Years	As of December 31,
(in thousands)		2024	2023
Land and land improvements	5+[1]	$1,596	$1,225
Plant and operating equipment	3-29	86,297	81,266
Furniture and fixtures	3-19	2,053	1,765
Machinery and equipment	3-12	2,124	2,478
Leasehold improvements	12-14	3,137	2,149
Construction in progress		109,976	25,059
		205,183	113,942
Less accumulated depreciation		(26,619)	(19,293)
Total property, plant and equipment, net		$178,564	$94,649
1 Land Improvements have a useful life between 5 and 31 years.
Included in plant and operating equipment as of December 31, 2024 and 2023 is mining equipment financed under various lease facilities, and obligations due under these facilities are included in long-term debt in the Consolidated Balance Sheets. The total amount recorded for ROU assets as of December 31, 2024 and 2023 related to finance lease obligations was $0.8 million and $1.7 million, respectively, net of accumulated depreciation of $3.2 million and $2.7 million.
Depreciation expense for the years ended December 31, 2024 and 2023 was $6.9 million and $8.5 million, respectively.
Note 4 - Revenue
For the years ended December 31, 2024 and 2023, all material performance obligations related to revenue recognized were satisfied at a point in time.
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
Other receivables
The Company exercised its right under certain MQ Contracts and recognized $1.6 million and $4.7 million of revenue from MQ Contracts for the years ended December 31, 2024 and 2023, respectively. Receivables from MQ contracts are included as "Other receivables" within Receivables, net on the Consolidated Balance Sheets.
The following table shows the components of the Company's Receivables, net:

	As of December 31,
(in thousands)	2024	2023
Trade receivables, net	$13,265	$11,289
Other	1,611	4,903
Receivables, net	$14,876	$16,192
Contract assets
Contract assets are comprised of unbilled receivables from customers and are included in Receivables, net in the Consolidated Balance Sheets. Unbilled receivables represent a conditional right to consideration in exchange for goods or services transferred to a customer. The Company did not have material contract assets outstanding as of December 31, 2024 and 2023.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Contract liabilities
Contract liabilities are comprised of deferred revenue, which represents an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer and, if deliverable within one year or less, is included in "Other current liabilities" in the Consolidated Balance Sheets and, if deliverable outside of one year, is included in "Other long-term liabilities" in the Consolidated Balance Sheets. The Company did not have material contract liabilities outstanding as of December 31, 2024 and 2023.
Note 5 - Debt Obligations

	As of
(in thousands)	December 31, 2024	December 31, 2023
Revolving credit agreement	$13,828	$—
CTB Loan due January 2036	8,983	9,527
Finance lease obligations	1,269	3,465
CFG Loan due February 2027, related party	—	10,000
Other	1,004	—
	25,084	22,992
Unamortized debt discounts	(24)	(815)
Unamortized debt issuance costs	(238)	(1,250)
	24,822	20,927
Less: Current maturities	(15,452)	(2,653)
Total long-term debt obligations	$9,370	$18,274
Revolving Credit Agreement
In December 2024, the Company and certain of its subsidiaries entered into a credit agreement (the “Revolving Credit Agreement”) with MidCap Funding IV Trust (the "Lender"), providing for a five-year $30.0 million secured revolving credit facility (the "Revolving Credit Facility"). Pursuant to the terms of the Revolving Credit Facility, Arq may borrow up to $30.0 million, the availability of which is determined based on a borrowing base equal to percentages of certain eligible accounts receivable and inventory carrying balances of the Company and certain of its subsidiaries, less applicable reserves established under the Revolving Credit Facility (together, the "Revolving Loan Commitment"), in accordance with a formula set forth in the Revolving Credit Facility. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate on a periodic basis. The Company's obligations under the Revolving Credit Facility are secured by first-priority liens on substantially all of the Company's assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets, subject to certain negotiated exceptions.
Borrowings under the Revolving Credit Facility bear interest at the Standard Overnight Financing Rate (SOFR) plus an applicable margin of 4.50% per annum, subject to a SOFR floor of 2.50% per annum. In addition to paying interest on the outstanding loans under the Revolving Credit Facility, the Company is also required to pay an unused line fee equal to 0.50% per annum in respect of unused commitments under the Revolving Credit Facility, a fee for failure to maintain a minimum balance under the Revolving Credit Facility, a collateral management fee under the Revolving Credit Facility equal to 0.25% per annum of the amount outstanding under the Revolving Credit Facility, and certain other customary fees related to the Lender's administration of the Revolving Credit Facility. If the Revolving Loan Commitment is terminated prior to its maturity date, the Company is required to make certain prepayment fees in an amount equal to (i) 2.00% of the terminated amount of the Revolving Loan Commitment in the first year following the Closing Date, (ii) 1.00% of the terminated amount of the Revolving Loan Commitment in the second year following the Closing Date, (iii) 0.50% of the terminated amount of the Revolving Loan Commitment in the third year following the Closing Date and (iv) 0.00% at any time thereafter.
The Revolving Credit Facility contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including, without limitation, covenants that, among other things, require delivery of certain financial statements, projections and reports, require maintenance of property and insurance, limit or restrict the ability of the Company, subject to

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Revolving Credit Facility requires the Borrowers to maintain their aggregate Total Leverage Ratio at or below a maximum leverage ratio and to maintain a minimum cash balance of $5.0 million, in each case as specified in the Revolving Credit Facility.
As of December 31, 2024, the Company's borrowings under the Revolving Credit Facility totaled 13.8 million.
CFG Loan
On February 1, 2023, the Company, as borrower, certain of its subsidiaries, as guarantors, and CF Global ("CFG"), a related party, as administrative agent and lender, entered into a term loan (the "CFG Loan") in the amount of $10.0 million, less original issue discount ("OID") of $0.2 million, upon execution of a Term Loan and Security Agreement (the "CFG Loan Agreement"). The Company received net cash proceeds of $8.5 million after deducting the OID and debt issuance costs of $1.3 million. One of the Company's directors is a principal with CFG.
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
On December 27, 2024, the Company elected to prepay its outstanding balance under the CFG Loan and terminate the CFG Loan Agreement. The Company made a final payment of $11.5 million to CF Global, which included payment of outstanding principal and accrued interest of $11.1 million, a prepayment premium of approximately $0.2 million, as determined by the prepayment provision of the CFG Loan Agreement, and was equal to 2.0% of the carrying balance of the CFG Loan, and other fees and expenses amounting to approximately $0.2 million. In connection with the termination of the CFG Loan Agreement, the Company recognized a loss of $1.4 million, which is presented within the Loss on extinguishment of debt line item in the Consolidated Statement of Operations for the year ended December 31, 2024.
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

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
•CTB agreed to waive certain required financial covenants as of December 31, 2023; and
•CTB is authorized to amend and/or amend and restate its then-current security instruments to include additional collateral represented by the Borrowers' acquisition of any equipment or other fixed and/or operating assets in which CTB does not then hold a lien or security interest.
The CTB Loan is secured by substantially all assets of the Borrowers and includes among others, the following covenants with respect to the Borrowers, which are tested annually (Capitalized terms are defined in the CTB Loan Agreement): (a) Total Indebtedness to Net Worth greater than 4 to 1; (b) Balance Sheet Equity greater than or equal to 20% of the book value of all assets of the Borrowers; (c) (i) net income plus interest, taxes, depreciation and amortization divided by (ii) interest expense plus current maturities on long-term debt greater than or equal to 1.25 to 1. CTB agreed to waive certain required financial covenants as of December 31, 2024.
The carrying values of both the Revolving Credit Facility and the CTB Loan approximate their fair values as both instruments bear interest at rates indexed to market rates for similar instruments.
Note 6 - Leases
The Company's operating and finance lease ROU assets and liabilities as of December 31, 2024 and 2023 consisted of the following items (in thousands):

	As of
(in thousands)	December 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets, net of accumulated amortization (1)	$9,312	$10,592

Operating lease obligations, current	$2,081	$1,944
Long-term operating lease obligations	7,460	8,870
Total operating lease obligation	$9,541	$10,814

Finance Leases
Finance lease right-of-use assets, net of accumulated amortization (2)	$824	$1,694

Finance lease obligations, current	$855	$2,131
Long-term finance lease obligations	414	1,334
Total finance lease obligations	$1,269	$3,465
(1) Operating lease assets are reported net of accumulated amortization of $4.5 million and $5.1 million as of December 31, 2024 and 2023, respectively.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(2) Finance lease assets are reported net of accumulated amortization of $3.2 million and $2.7 million as of December 31, 2024 and 2023, respectively.
Finance leases
ROU assets under finance leases are reported in the "Property, plant and equipment" line item, and finance lease liabilities are included in the "Current portion of long-term debt" and "Long-term debt, net of current portion" line items in the Consolidated Balance Sheets as of December 31, 2024 and 2023.
Interest expense related to finance lease liabilities and amortization of ROU assets under finance leases are included in the "Interest expense" and "Depreciation, amortization, depletion and accretion" line items respectively, in the Consolidated Statement of Operations for the years ended December 31, 2024 and 2023.
Operating leases
ROU assets under operating leases are included in the "Other long-term assets" line item, and operating lease liabilities are included in "Other liabilities" and "Other long-term liabilities" line items, respectively, in the Consolidated Balance Sheets as of December 31, 2024 and 2023.
Lease expense for operating leases for the year ended December 31, 2024 was $5.3 million, of which $3.8 million is included in the "Cost of revenue, exclusive of depreciation and amortization" line item and $1.5 million is included in the "Selling, general and administrative" line item in the Consolidated Statement of Operations for the year ended December 31, 2024. Lease expense for operating leases for the year ended December 31, 2023 was $5.9 million, of which $4.5 million is included in the "Cost of revenue, exclusive of depreciation and amortization" line item and $1.4 million is included in the "Selling, general and administrative" line item in the Consolidated Statement of Operations for the year ended December 31, 2023.
Lease financial information as of and for the years ended December 31, 2024 and 2023 is provided in the following table:

	Year ended December 31,
(in thousands)	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$489	$714
Interest on lease liabilities	194	258
Operating lease cost	3,229	4,035
Short-term lease cost	1,636	1,642
Variable lease cost (1)	417	231
Total lease cost	$5,965	$6,880

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$194	$258
Operating cash flows from operating leases	$1,996	$2,887
Financing cash flows from finance leases	$1,022	$1,130
Right-of-use assets obtained in exchange for new operating lease liabilities	$724	$2,719
Weighted-average remaining lease term - finance leases	1.6 years	1.8 years
Weighted-average remaining lease term - operating leases	7.3 years	7.6 years
Weighted-average discount rate - finance leases	6.2%	5.9%
Weighted-average discount rate - operating leases	12.2%	11.3%
(1) Primarily includes common area maintenance, property taxes and insurance payable to lessors.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes the Company's future lease payments under finance and operating leases as of December 31, 2024:

(in thousands)	Operating Lease Commitments	Finance Lease Commitments	Total Lease Commitments
2025	$3,128	$935	$4,063
2026	3,016	372	3,388
2027	1,590	85	1,675
2028	1,221	—	1,221
2029	1,217	—	1,217
Thereafter	6,034	—	6,034
Total lease payments	16,206	1,392	17,598
Less: Imputed interest	(6,665)	(123)	(6,788)
Present value of lease payments	$9,541	$1,269	$10,810

Note 7 - Commitments and Contingencies
Surety Bonds and Restricted Cash
As the owner of the Five Forks Mine, the Company is required to post a surety bond with a regulatory commission related to performance requirements associated with the Five Forks Mine. As of December 31, 2024, the amount of this surety bond was $7.5 million.
The Company leases land adjacent to the Corbin Facility and is required to post surety bonds with a regulatory commission for reclamation. As of December 31, 2024, the amount of these surety bonds was $3.0 million.
The Company holds permits for an abandoned mine in West Virginia ("Mine 4") and is required to post a surety bond with a regulatory commission for reclamation. As of December 31, 2024, the amount of this surety bond was $0.7 million.
As of December 31, 2024 and 2023, the Company posted cash collateral of $8.5 million and $8.5 million, respectively, as required by the Company's surety bond providers, which is reported as long-term restricted cash in the Consolidated Balance Sheets. As of December 31, 2024, the Company holds a deposit of $0.4 million with a third party for collateral as required under a bonding arrangement for Mine 4. This deposit is included in "Other long-term assets, net" in the Consolidated Balance Sheet as of December 31, 2024.
The Company has a customer supply agreement, which was renewed January 1, 2024, that requires the Company to post a performance bond in an amount equal to the annual contract value of $3.7 million.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Tinuum Group
The Company also has certain limited obligations contingent upon future events in connection with the activities of Tinuum Group. The Company, along with certain other owners of Tinuum Group, have provided another Tinuum Group owner with limited guarantees (the "Tinuum Group Party Guarantees") related to certain losses it may suffer as a result of inaccuracies or breach of representations and covenants. The Company also is a party to a contribution agreement under which any party called upon to pay on a Tinuum Group Party Guaranty is entitled to receive contribution from the other party equal to 50% of the amount paid. No liability or expense provision has been recorded by the Company related to this contingent obligation as the Company believes that it is not probable that a loss will occur with respect to Tinuum Group Party Guarantees.
In December 2022, the Company, certain of the other owners of Tinuum Group (collectively, the "Tinuum Group Owners") and Tinuum Group executed the Distribution and Repayment Agreement (the "Repayment Agreement"). Under the terms of the Repayment Agreement, the Tinuum Group Owners received cash distributions (the "Distributions") equal to their percentage ownership and also agreed to be contractually liable for certain contingent liabilities of Tinuum Group (the "Tinuum Group Obligation") in amounts equal to their percentage ownership. In December 2022, the Company received its percentage share of the Distributions in the amount of $2.0 million and became contractually liable for $1.7 million of the Tinuum Group Obligation. The Company recorded a liability related to the contractual obligation in the amount of $1.7 million , which is presented in the "Other current liabilities" line item in the Consolidated Balance Sheet as of December 31, 2024. In the event that the Tinuum Group Obligation is discharged in its entirety or settled for an amount that is less than the total Tinuum Group Obligation, the Company will recognize future equity earnings for the difference in its contractual obligation amount and its pro rata share of the actual payment made by Tinuum Group, if any, for the Tinuum Group Obligation.
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
On February 7, 2025, the Company announced that it had commenced legal proceedings against the firm engaged for design of the GAC Facility. The Company believes that the design firm was, among other things, negligent and breached its contract with the Company and as a direct result, the Company suffered material damages including a material increase in costs and time delays associated with the project versus original forecasts. The Company is now seeking to recover damages resulting from such negligence and contractual breaches.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 8 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of "Prepaid expenses and other current assets" and "Other long-term assets, net" as presented in the Consolidated Balance Sheets:

	As of December 31,
(in thousands)	2024	2023
Prepaid expenses and other current assets:
Prepaid expenses	$2,021	$2,430
Prepaid lender fees, net (1)	982	—
Prepaid income taxes and income tax refunds	233	349
Other	1,414	2,436
	$4,650	$5,215
Other long-term assets, net:
Spare parts, net	$11,178	$9,147
Right of use assets, operating leases, net	9,312	10,592
Intangible assets, net	7,569	7,899
Mine development costs, net	7,010	7,377
Upfront Customer Consideration (2)	5,459	5,967
Mine reclamation asset, net	1,620	1,955
Other	2,581	2,663
	$44,729	$45,600
(1) Represents legal and administrative costs incurred to obtain the Revolving Credit Agreement. This asset is being amortized on a straight-line basis over the five-year contractual period of the Revolving Credit Agreement.
(2) Represents remaining balance on consideration paid to a customer under a long-term supply contract executed in 2020. This asset is being amortized as a reduction to revenue on a straight-line basis over the expected 15-year contractual period of the contract.
Spare parts include critical spares required to support plant operations. Parts and supply costs are determined using the lower of cost or estimated replacement cost. Parts are recorded as maintenance expenses or capitalized in the period in which they are consumed or put into use.
Mine development costs include acquisition costs, the cost of other development work and mitigation costs related to the Five Forks Mine and are depleted over the estimated life of the related mine reserves, which is estimated to be approximately 14 years as of December 31, 2024. The Company performs an evaluation of the recoverability of the carrying value of mine development costs to determine if facts and circumstances indicate that their carrying value may be impaired and if any adjustment is warranted. Mine reclamation asset represents the ARO asset related to the Five Forks Mine and is depreciated over its estimated life.
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
There were no changes to the carrying value of the Highview Investment for the years ended December 31, 2024 and 2023 as there were no indicators of impairment or observable price changes for equity issued by Highview. Since inception of Highview Investment, the Company has recognized $2.2 million of cumulative impairment losses.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table details the components of "Other current liabilities" and "Other long-term liabilities" as presented in the Consolidated Balance Sheets:

	As of December 31,
(in thousands)	2024	2023
Other current liabilities:
Sales, use and other taxes payable	$2,325	$948
Current portion of operating lease obligations	2,081	1,944
Current portion of mine reclamation liability	1,037	182
Other current liabilities (1)	2,741	2,718
	$8,184	$5,792
Other long-term liabilities:
Operating lease obligations, long-term	$7,460	$8,870
Mine reclamation liabilities	5,242	5,981
Other	367	929
	$13,069	$15,780
(1) Included in Other current liabilities as of December 31, 2024 and 2023 is $1.7 million related to the Repayment Agreement as defined in Note 7.
The Mine reclamation liabilities represent AROs. Changes in the AROs were as follows:

	As of December 31,
(in thousands)	2024	2023
Asset retirement obligations, beginning of year	$6,163	$8,533
Asset retirement obligations assumed (1)	—	1,500
Accretion	666	582
Liabilities settled (2)	(77)	(4,866)
Changes due to scope and timing of reclamation	(473)	414
Asset retirement obligations, end of year	6,279	6,163
Less current portion	1,037	182
Asset retirement obligations, long-term	$5,242	$5,981
(1) Represents the Corbin Facility ARO and Mine 4 ARO in the amounts of $0.5 million and $1.0 million, respectively, assumed during the period ended December 31, 2023.
(2) Included in liabilities settled during the period ended December 31, 2023 is $4.7 million related to the removal of the ARO associated with Marshall Mine, LLC as a result of the sale of Marshall Mine, LLC in March 2023.
Supplemental Consolidated Statements of Operations Information
The following table details the components of "Interest expense" in the Consolidated Statements of Operations:

	Years Ended December 31,
(in thousands)	2024	2023
Interest on CFG Loan	$2,286	$2,029
Interest on CTB Loan	567	545
Other	404	440
Total Interest expense	$3,257	$3,014

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table details the components of "Other" in the Consolidated Statements of Operations:

	Years Ended December 31,
(in thousands)	2024	2023
Interest income	$1,103	$1,846
Other	135	784
Total Other income	$1,238	$2,630
Note 9 - Stockholders' Equity
The Company has two classes of capital stock authorized, common stock and preferred stock, which are described as follows:
Preferred Stock
The Company's Board of Directors (the "Board") is authorized to issue shares of Preferred Stock and to fix the number of shares constituting a series of Preferred Stock and, with respect to each series, to fix the number of shares and designation of such series, the voting powers, if any, the preferences and relative, participating, option or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of December 31, 2024 and 2023, there were no shares of Preferred Stock designated or outstanding.
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
As discussed in Note 11:
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
On July 14, 2023, the Board appointed Mr. Robert Rasmus to the positions of President and Chief Executive Officer effective July 17, 2023. On July 17, 2023, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Mr. Rasmus and entities controlled by Mr. Rasmus, in connection with his appointment as the Company’s President and Chief Executive Officer. Pursuant to the Subscription Agreement, Mr. Rasmus subscribed for and agreed to purchase 950,000 shares of common stock from the Company for an aggregate purchase price of $1.8 million (at a price per share of approximately $1.90). In September 2023, the Company received cash of $1.0 million and issued 527,779 shares of common stock to Mr. Rasmus pursuant to the Subscription Agreement. In April 2024, the Company received $0.8 million in cash and issued 422,221 shares of its common stock to Mr. Rasmus pursuant to the Subscription Agreement.
On May 15, 2024, the Company entered into a securities purchase agreement with certain accredited investors for the sale of an aggregate of 2,142,858 shares of the Company’s common stock, at a selling price of $7.00 per share (the "Private Placement"). After deducting offering costs, the Company raised net cash proceeds of $15.0 million from the Private Placement.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
On September 20, 2024, the Company entered into an underwriting agreement (the "Underwriting Agreement") with certain underwriters, relating to the issuance and sale of 4,770,000 shares of the Company's common stock at a price to the public of $5.25 per share, as well as an overallotment option to purchase an additional 715,500 shares within 30 days following the date of the Underwriting Agreement (the "Public Offering"). The Company issued a total of 5,485,500 shares, inclusive of 715,500 shares issued pursuant to the underwriters' fully exercised overallotment option, and received net proceeds, after deducting offering costs, of approximately $26.7 million from the Public Offering.
Stock Repurchase Programs
In November 2018, the Board authorized the Company to purchase up to $20.0 million of its outstanding common stock under a stock repurchase program (the "Stock Repurchase Program"). In November 2019, the Board authorized an incremental $7.1 million to the Stock Repurchase Program and provided that it will remain in effect until all amounts are utilized or it is otherwise modified by the Board. As of December 31, 2024, the Company had $7.0 million remaining under the Stock Repurchase Program.
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
Note 10 - Stock-Based Compensation
On June 10, 2024, the Company's stockholders approved the 2024 Omnibus Incentive Plan (the "2024 Plan"), which permits grants of awards to employees, directors and consultants. Awards may be in the form of options (both nonqualified stock options and incentive stock options), stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards and cash-based awards as described under the 2024 Plan. As of December 31, 2024, the Company has 1,906,407 shares of its common stock authorized for issuance under the 2024 Plan.
On May 16, 2022, the Company's stockholders approved the 2022 Omnibus Incentive Plan (the "2022 Plan"), which permits grants of awards to employees, directors and consultants. Awards may be in the form of options (both nonqualified stock options and incentive stock options), stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards and cash-based awards as described under the 2022 Plan. As of December 31, 2024, the Company has zero shares of its common stock authorized for issuance under the 2022 Plan.
On June 20, 2017, the Company's stockholders approved the 2017 Omnibus Incentive Plan (the "2017 Plan"), which permits grants of awards to employees, directors and non-employees. Awards may be in the form of shares, rights to purchase restricted

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
stock, bonuses of restricted stock, or other rights or benefits as described under the 2017 Plan. As of December 31, 2024, the Company has zero shares of its common stock authorized for issuance under the 2017 Plan.
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
No stock options were granted during the year ended December 31, 2024. The following table indicates the weighted average assumptions that were used related to the awards granted during the year ended December 31, 2023:

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year ended December 31, 2023
Stock options granted:	1,000,000
Risk-free interest rate	4%
Dividend yield	—%
Volatility	62%
Expected term (in years)	6
The Company recorded the following compensation expense related to the Stock Plans:

	Years Ended December 31,
(in thousands)	2024	2023
RSA expense	$1,834	$1,887
PSU expense	638	650
Stock option expense	243	111
Total stock-based compensation expense	$2,715	$2,648
Stock-based compensation expense related to manufacturing employees and administrative employees is included in the "Cost of revenue" and "Selling, general and administrative" line items, respectively, in the Consolidated Statements of Operations. Stock-based compensation expense related to non-employee directors and consultants is included in the "Selling, general and administrative" line item in the Consolidated Statements of Operations. The Company recognizes forfeitures as they occur.
The amount of unrecognized compensation cost as of December 31, 2024, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of December 31, 2024
(in thousands, except years)	Unrecognized Compensation Cost	Expected Weighted-Average Period of Recognition (in years)
RSA expense	$2,763	1.62
PSU expense	1,156	1.03
Stock option expense	374	1.54
Total unrecognized stock-based compensation expense	$4,293	1.45
Activity
Restricted Stock
A summary of activity of RSAs for the year ended December 31, 2024 is presented in the following table:

	Restricted Stock	Weighted-Average Grant Date Fair Value
(in thousands, except for share and per share amounts)	Awards	RSA's
Non-vested at January 1, 2024	790,005	$3.10
Granted	577,159	$5.79
Vested	(577,583)	$3.45
Forfeited	(57,026)	$2.79
Non-vested at December 31, 2024	732,555	$4.99

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The weighted-average grant date fair value of RSAs granted or modified for the years ended December 31, 2024 and 2023 was $5.79 and $1.91, respectively. The total grant-date fair value of RSAs vested for the years ended December 31, 2024 and 2023 was $2.0 million and $2.0 million, respectively. The aggregate intrinsic value of non-vested RSAs outstanding as of December 31, 2024 was $5.5 million.
PSUs
PSUs outstanding remain unvested until either the requisite performance condition of the grant is met, or the third anniversary of their issuance date, at which time the actual number of vested shares will be determined based on the actual price performances of the Company’s common stock relative to a peer group performance index.
A summary of PSU activity for the year ended December 31, 2024 is presented in the table below:

	Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
PSUs outstanding at January 1, 2024	968,918	$2.06
Granted	115,877	10.94
Vested / Settled	(192,825)	3.35
Forfeited / Canceled	(14,925)	2.48
PSUs outstanding at December 31, 2024	877,045	$2.94	$6,639	1.01
Stock Options
A summary of stock option activity for the year ended December 31, 2024 is presented below:

	Number of Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2024	1,000,000	$3.00
Options granted	—	—
Options exercised	—	—
Options expired / forfeited	—	—
Options outstanding at December 31, 2024	1,000,000	$3.00	$4,570	8.54
Options vested and exercisable at December 31, 2024	333,333	$3.00	$1,523	8.54
Note 11 - Arq Acquisition
On February 1, 2023 (the "Acquisition Date"), the Company entered into a securities purchase agreement (the "Purchase Agreement") with Arq Ltd. for the Arq Acquisition in exchange for consideration (the "Purchase Consideration") totaling $31.2 million and consisting of (i) 3,814,864 shares of the Company's common stock, valued at $12.4 million based on the closing price of the common stock on the Acquisition Date and (ii) 5,294,462 shares of the Company's Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock" or the "Preferred Shares"), valued at $18.8 million. The Company also incurred $8.7 million in acquisition-related costs, which were expensed as incurred.
Legacy Arq's principal location is in Corbin, Kentucky where it operates the Corbin Facility, which processes recovered bituminous coal fines into Arq Powder that can be used as an alternative to oil or in-ground mined coal to produce a range of carbon products. With the completion of the Arq Acquisition, the Company intends to sell Arq Powder as a feedstock to produce high-quality AC for use in water and air purification markets. The Company expects to begin using Arq Powder to produce granular activated carbon products during the first quarter of 2025.
The Company accounted for the Arq Acquisition as an acquisition of a business. The total Purchase Consideration was $31.2 million and was allocated to the acquired assets and assumed liabilities of Legacy Arq based on their estimated fair values as of the Acquisition Date. The Purchase Consideration was comprised of the fair values as of the Acquisition Date of 3,814,864

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The Escrow Common Shares were withheld pending a determination by the IRS that no tax withholding is required on the Purchase Consideration issued to Arq Ltd. (the "Arq Ltd. Tax Liability"). The Company estimated the fair value of the potential Arq Ltd. Tax Liability at $3.3 million. In April 2024, the IRS determined that no withholding was required by Arq Ltd. in connection with the Purchase Consideration received by Arq Ltd., all of the Escrow Common Shares were released and delivered to Arq Ltd.
The Series A Preferred Stock contained a mandatory redemption feature in the event the Preferred Shares, including future issuances of Series A Preferred Stock issued under dividend requirements, were not converted into shares of Common Stock prior to February 1, 2028. The Company concluded that both the Escrow Shares and the Non Escrow Shares did not meet the definition of mandatorily redeemable financial instruments as there was a substantive conversion feature, and were therefore not classified as liabilities. As both the Escrow Shares and Non Escrow Shares represented financial instruments that were redeemable for cash, SEC guidance mandates that preferred securities which are redeemable upon the occurrence of an event that is not solely within the control of the issuer be classified outside of permanent equity as "temporary equity." Accordingly, the Company classified and reported the Series A Preferred Stock as temporary equity and in the Consolidated Balance Sheet as of the Acquisition Date. On the Conversion Date, all shares of Series A Preferred Stock were converted into 5,362,926 shares of Common Stock, and the Company reclassified all of the Series A Preferred Stock to Common Stock as of June 30, 2023.
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

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Unaudited Pro Forma Financial Information
The following represents the pro forma effects of the Arq Acquisition as if it had occurred on January 1, 2022. The pro forma net loss has been calculated after applying the Company’s accounting policies in effect for those years. In addition, pro forma net loss or the year ended December 31, 2023 includes: (1) an increase in depreciation and amortization resulting from fair value adjustments to Property, plant, equipment of $0.2 million; (2) an increase in amortization resulting from fair value adjustments to Intangibles of $0.1 million; (3) an increase to interest expense for: (a) the issuance of the CFG Loan including stated interest and the amortization of the CFG Loan's discount and issuance costs and (b) amortization of debt discount related to a fair value adjustment to the assumed CTB Loan of Arq of $0.2 million; (4) the removal of $1.9 million of Payroll and benefits for compensation expense payable to certain Arq employees triggered by change in control provisions in employment agreements, as well as in employee severance agreements, for the year ended December 31, 2023; (5) a decrease to general and administrative expenses resulting from fair value adjustments to operating leases acquired of $0.1 million, and (6) the addition of $2.4 million of transaction costs incurred for the period from January 1, 2023 through the Arq Acquisition Date, together with the income tax effects on (1) through (6). Since Arq had no revenue for the year ended December 31, 2023, pro forma revenue is the same as the Company's reported revenue for that year.

Year ended December 31,
(in thousands)	2023
Revenue	$99,183
Net loss	$(11,119)
Other
The amounts of year to date revenue and net loss for Arq for the period from the Acquisition Date to December 31, 2023 are as follows:

Year ended December 31,
(in thousands)	2023
Revenue	$—
Net loss	$(11,660)
Note 12 - Income Taxes
The sources of pretax loss are as follows:

	Years ended December 31,
(in thousands)	2024	2023
Domestic	$(3,435)	$(9,123)
Foreign	(1,838)	(2,973)
	$(5,273)	$(12,096)

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The provision for income taxes consists of the following:

	Years Ended December 31,
(in thousands, except for rate)	2024	2023
Current portion of income tax (benefit) expense:
Federal	$—	$—
State and other	(164)	153
	(164)	153
Deferred portion of income tax (benefit) expense:
Federal	—	—
State and other	—	—
	—	—
Total income tax (benefit) expense	$(164)	$153
Effective tax rate	3%	(1)%
Income tax (benefit) expense differed from the amount that would be computed by applying the U.S. statutory federal income tax rate of 21% to loss before income taxes for the years ended December 31, 2024 and 2023 as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Federal statutory rate	$(1,107)	$(2,540)
State income taxes, net of federal benefit	(130)	116
Permanent differences	(336)	755
Valuation allowances	1,493	1,385
Changes in tax rates	(73)	(74)
Stock-based compensation	—	367
Return to provision and other true-ups	(11)	144
Income tax (benefit) expense	$(164)	$153

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and their reported amounts in the accompanying Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows:

	As of December 31,
(in thousands)	2024	2023
Deferred tax assets
Tax credits	$86,125	$86,125
Net operating loss carryforwards	18,985	17,018
Intangible assets	1,010	1,061
Employee related liabilities	1,553	1,047
Operating lease obligations	2,345	2,506
ARO, net of reimbursements	976	1,428
Research and development capitalization	1,591	1,227
Other investments	547	515
Inventory	680	612
Interest limitations	527	121
Other	622	647
Total deferred tax assets	114,961	112,307
Less valuation allowance	(101,598)	(98,836)
Deferred tax assets	13,363	13,471
Less: Deferred tax liabilities
Property and equipment and other	(9,730)	(9,230)
Right of use operating lease assets	(2,289)	(2,454)
Upfront customer consideration	(1,344)	(1,383)
Equity method investments	—	(404)
Total deferred tax liabilities	(13,363)	(13,471)
Net deferred tax assets	$—	$—
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
As of December 31, 2024, the Company concluded it is more likely than not the Company will not generate sufficient taxable income within the applicable net operating loss and tax credit carry-forward periods to realize any of its net deferred tax assets. For the year ended December 31, 2024, the Company increased a valuation allowance from December 31, 2023 by $2.8 million and as of December 31, 2024, has a valuation allowance equal to 100% of its net deferred tax assets. In reaching this conclusion, the Company primarily considered its pretax losses incurred over a cumulative three-year lookback period.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table presents the approximate amount of federal and state net operating loss carryforwards and federal tax credit carryforwards available to reduce future taxable income, along with the respective range of years that the net operating loss and tax credit carryforwards would expire if not utilized:

	As of December 31,
(in thousands)	2024	Beginning expiration year	Ending expiration year
Federal net operating loss carryforwards	$10,471	2035	Indefinite
Foreign net operation loss carryforwards	$3,992	Indefinite	Indefinite
State and other net operating loss carryforwards	$4,517	2025	Indefinite
Federal tax credit carryforwards	$86,125	2032	2041
The following table sets forth a reconciliation of the beginning and ending unrecognized tax positions on a gross basis for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(in thousands)	2024	2023
Balance as of January 1	$54	$54
Lapse of applicable statute of limitations	(54)	—
Balance as of December 31	$—	$54
For the years ended December 31, 2024 and 2023, the Company did not record any adjustments or recognize interest expense for uncertain tax positions. Interest and penalties related to uncertain tax positions are accrued and included in the "Interest expense" line item in the Consolidated Statements of Operations. Additional information related to the components of "Interest expense" is included in Note 8.
The Company files income tax returns in the U.S., various states and the United Kingdom. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2021. The Company is generally no longer subject to state examinations by tax authorities for years before 2017.
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
In connection with the equity offerings completed at various dates during 2024, the Company issued additional shares of its common stock. The Company performed an IRC Section 382 analysis as of those dates and determined that it had not experienced an ownership change as of those dates.
The Company acquired certain tax assets (the "Legacy Arq Tax Assets") in the Arq Acquisition, totaling approximately $12.5 million. The Legacy Arq Tax Assets are comprised of net operating loss carryforwards, of which $8.8 million were in the U.S. Prior to the Acquisition Date, Legacy Arq completed numerous equity offerings that resulted in ownership changes. The Company has not completed a formal IRC Section 382 analysis of Legacy Arq equity changes from its inception through the Acquisition Date, however, the Company believes that one or more "ownership changes" occurred during this time period as defined under Sections 382 and 383 and that a portion or all the Legacy Arq Tax Assets may subject to an annual limitation.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 - Marshall Mine, LLC
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
Note 14 - Related Party Transactions
Consumables Cost of Revenue
For the year ended December 31, 2024, the Company recognized $0.9 million of Tinuum Group Royalty expense, which is included in the "Cost of revenue, exclusive of depreciation and amortization" line item in the Consolidated Statement of Operations.
Tinuum Group Obligation
As of December 31, 2024 and 2023, the Company had an outstanding liability of $1.7 million related to its contractual amount due under the Tinuum Group Obligation, which is included in the "Other current liabilities" line item in the Consolidated Balance Sheet. Refer to Note 7 for further discussion.
Note 15 - Defined Contribution Savings Plans
The Company sponsors a qualified defined contribution savings plan (the "401(k) Plan") that allows participation by eligible employees who may defer a portion of their gross pay. The Company makes contributions to the 401(k) Plan based on percentages of an employee's eligible compensation as specified in the 401(k) Plan, and such employer contributions are in the form of cash.
The following table presents the amount of the Company's contributions made to the 401(k) Plan:

	Years Ended December 31,
(in thousands)	2024	2023
401(k) Plans employer contributions	$544	$613
Note 16 - Segment Reporting
Overall
The Company has one reportable segment – advanced purification technologies or "APT." The APT segment primarily manufactures and sells AC based environmental remediation products, comprised of powdered activated carbon and granular activated carbon, and other chemicals used to capture and remove contaminants for coal-fired power generation, industrial, municipal water and air, water, and soil treatment and remediation markets. The Company derives revenue primarily in the U.S. and manages the business activities on a consolidated basis. The Company manufactures all of its finished goods at the Red River Plant. The Company's chief operating decision maker ("CODM") is the Company's chief executive officer.
The Company's accounting policies of the APT segment are the same as those described in the summary of significant accounting policies which are provided in Note 1. The CODM assesses performance for the APT segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets.
The CODM uses net income to evaluate income generated from APT assets (return on assets) in deciding how to allocate cash flows from operations within the APT segment. Net income is used to monitor budget versus actual operating results in assessing performance of the APT segment.
The level of detail used in reviewing operating financial performance and managing the business is contained in the Company's Consolidated Statements of Operations.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Products and services
The Company operates in one segment, APT, and all revenue reported to external customers represents sales of APT products and are presented in the Consolidated Statements of Operations.
Geographic areas
The Company is domiciled in the U.S. The table below shows revenue by country for the years ended December 31, 2024 and 2023.

	Year ended December 31,
(in thousands)	2024	2023
United States	$101,103	$91,366
Canada	7,856	7,817
Total	$108,959	$99,183
Major Customers
Revenue from external customers who represent 10% or more of the Company’s revenue for the years ended December 31, 2024 and 2023 were as follows:

		Years ended December 31,
Customer	Revenue Type	2024	2023
A	Consumables	21%	19%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Under the supervision of, and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
We acquired Legacy Arq during the first quarter of 2023 (refer to Item 8. Note 12 of this Report). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Legacy Arq from its evaluation of internal control over financial reporting as of December 31, 2023. We incorporated Legacy Arq into our annual report on internal control over financial reporting for our year ending December 31, 2024. As of December 31, 2023, Legacy Arq net assets totaled $40.5 million. Legacy Arq contributed $11.7 million of net loss in our Consolidated Statements of Operations for the year ended December 31, 2023.
Our independent registered public accounting firm, Moss Adams LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
We acquired Legacy Arq during the first quarter of our fiscal year ended December 31, 2023. As such, Legacy Arq's control environment and processes are included in the scope of our assessment of our internal controls over financial reporting beginning in the first quarter of our fiscal year ended December 31, 2024.

Other than as discussed above, during the three months ended December 31, 2024 there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Shareholders and the Board of Directors
Arq, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Arq, Inc. (and subsidiaries)’s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Arq, Inc. (and subsidiaries) as of December 31, 2024 and 2023, with the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 5, 2025, expressed an unqualified opinion on those consolidated financial statements.
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
March 5, 2025
We have served as the Company’s auditor since 2017.

Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days from December 31, 2024 under the headings "Corporate Governance", "Executive Compensation", "Delinquent Section 16(a) Reports", "Company Policies Relating to Executive Compensation-Insider Trading Policy" and "Information about our Executive Officers".
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days from December 31, 2024 under the headings "Executive Compensation" and "Director Compensation".
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days from December 31, 2024 under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", with the exception of the following information.
Securities Authorized for Issuance under Equity Compensation Plans
We have plans under which equity awards are authorized for grant or issuance as compensation to eligible employees, consultants, and members of the Board. Our stockholders have approved these plans. See Note 10 - "Stock-Based Compensation" included in Item 8 of this Report for further information about the material terms of our equity compensation plans. The following table is a summary of the shares of our common stock authorized for issuance under the equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	477,045	(2)	$—		1,906,407
Equity compensation plans not approved by security holders	1,400,000		$3.00	(3)	—
Total	1,877,045				1,906,407
(1) Includes securities registered for issuance under the 2017 Omnibus Incentive Plan, 2022 Omnibus Incentive Plan and 2024 Omnibus Incentive Plan.
(2) Represent shares subject to unvested performance share units.
(3) The restricted shares and RSUs were granted at full value, and therefore, have a weighted-average exercise price of $0. Excluding RSUs from this calculation, the weighted-average exercise price of outstanding non-qualified stock options was $3.00 at December 31, 2024.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days from December 31, 2024 under the heading "Related Person Transactions" and "Corporate Governance - Director Independence".

Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days from December 31, 2024 under the headings "Independent Registered Public Accounting Firm" and "Audit Committee Approval of Services".

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
(b)The following exhibits are filed as part of this Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Advanced Emissions Solutions, Inc.	10-Q	000-54992	3.1	August 9, 2013
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective February 1, 2024	8-K	001-37822	3.1	January 31, 2024
3.3	Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock of Advanced Emissions Solutions, Inc	8-K	001-37822	3.1	May 8, 2017
3.4	Certificate of Designations of Series A Preferred Stock	8-K	001-37822	3.1	February 1, 2023
3.5	Amended and Restated Bylaws of Arq, Inc., as amended	10-Q	001-37822	3.1	May 8, 2024
4.1	Form of Specimen Common Stock Certificate	10-Q	000-54992	4.1	August 9, 2013
4.2	Tax Asset Protection Plan dated as of May 5, 2017, by and between the Company and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate	8-K	001-37822	3.2	May 8, 2017
4.3	First Amendment to Tax Asset Protection Plan dated as of April 6, 2018, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-K	001-37822	4.2	April 11, 2018
4.4	Second Amendment to Tax Asset Protection Plan dated as of April 5, 2019, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-K	001-37822	4.3	April 11, 2019
4.5	Third Amendment to Tax Asset Protection Plan dated as of April 8, 2020, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-K	001-37822	4.4	April 9, 2020
4.6	Fourth Amendment to Tax Asset Protection Plan dated as of April 9, 2021, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-K	001-37822	4.5	April 13, 2021
4.7	Fifth Amendment to Tax Asset Protection Plan dated as of March 15, 2022, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-K	001-37822	4.6	March 16, 2022
4.8	Sixth Amendment to Tax Asset Protection Plan dated as of April 13, 2023, by and between the Company and Computershare Trust Company, N.A., as rights agent.	8-K	001-37822	4.7	April 14, 2023
4.9	Seventh Amendment to Tax Asset Protection Plan dated as of April 15, 2024, by and between the Company and Computershare Trust Company, N.A. as rights agent	8-K	001-37822	4.1	April 16, 2024
4.10	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37822	4.10	March 12, 2024
10.1	Advanced Emissions Solutions, Inc. 2017 Omnibus Incentive Plan**	8-K	001-37822	10.1	June 22, 2017
10.2	Advanced Emissions Solutions, Inc. 2022 Omnibus Incentive Plan**	8-K	001-37822	10.1	May 17, 2022

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
10.3	Form of Restricted Stock Award Agreement under the 2022 Omnibus Incentive Plan**	10-K	001-37822	10.1	March 12, 2024
10.4	Form of Performance Stock Unit Agreement under the 2022 Omnibus Incentive Plan**	10-K	001-37822	10.1	March 12, 2024
10.5	Arq, Inc. 2024 Omnibus Incentive Plan	8-K	001-37822	10.1	June 13, 2024
10.6	Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC dated May 27, 2011, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC***	10-Q/A	000-50216	10.33	September 28, 2011
10.7	The First Amendment to the Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC dated September 9, 2011	10-Q	000-50216	10.89	November 14, 2011
10.8	Second Amendment to the Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC by and among ADA-ES, Inc., NexGen Refined Coal, LLC and GSFS Investments I Corp. dated July 31, 2012	10-Q	000-50216	10.59	November 9, 2012
10.9	Contribution Agreement dated May 27, 2011 between ADA-ES, Inc. and NexGen Refined Coal, LLC	10-Q	000-50216	10.87	August 12, 2011
10.10	Amended and Restated Limited Liability Company Operating Agreement by and between ADA-ES, Inc., NexGen Refined Coal, LLC and Clean Coal Solutions Services, LLC dated November 20, 2013	10-K	000-54992	10.38	February 29, 2016
10.11	Amended and Restated License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated October 30, 2009	10-Q	000-50216	10.77	August 16, 2010
10.12	First Amendment to the Amended and Restated License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated as of August 4, 2010	10-K	000-50216	10.81	March 28, 2011
10.13	Second Amendment to Amended and Restated License Agreement by and between ADA-ES, Inc. and Clean Coal Solutions, LLC dated as of July 23, 2013***	10-Q	000-54992	10.63	November 12, 2013
10.14	Technology Sublicense Agreement between ADA-ES, Inc., Clean Coal Solutions, LLC, and GS RC Investments LLC dated June 29, 2010	10-Q	000-50216	10.74	August 16, 2010
10.15	Amendment to Technology Sublicense Agreement between ADA-ES, Inc., GS RC Investments, LLC, and Clean Coal Solutions, LLC dated November 21, 2011***	10-K	000-54992	10.44	February 29, 2016
10.16	Amendment #2 to Technology Sublicense Agreement between ADE-ES, Inc, GS RC Investments, LLC, and Clean Coal Solutions, LLC dated December 15, 2011	10-K	000-50216	10.49	March 15, 2012
10.17	M-45 Technology License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated July 27, 2012***	10-Q	000-50216	10.58	November 9, 2012
10.18	Lignite Mining Agreement between Demery Resources Company, L.L.C. and Five Forks Mining, LLC dated as of June 29, 2009***	10-K	001-37822	10.43	March 18, 2019
10.19	First Amendment to Lignite Mining Agreement between Demery Resources Company, L.L.C. and Five Forks Mining, LLC, dated as of March 22, 2017***	10-K	001-37822	10.44	March 18, 2019
10.20	Third Amendment to the Second Amended and Restated Operating Agreement of Tinuum Group, LLC. dated September 4, 2019***	10-Q	001-37822	10.1	November 12, 2019
10.21	Master Agreement for Supply of Furnace Products between ADA Carbon Solutions, LLC and Cabot Norit Americas, Inc.***, †	8-K	001-37822	10.1	September 30, 2020

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
10.22	Amendment to Master Agreement for Supply of Furnace Products, by and between Arq Solutions (Red River), LLC and Norit Americas, Inc., dated as of February 8, 2024***, †	8-K	001-37822	10.1	February 13, 2024
10.23	Securities Purchase Agreement, dated as of February 1, 2023, by and among Advanced Emissions Solutions, Inc. and Arq Limited***	8-K	001-37822	2.1	February 1, 2023
10.24	Loan Agreement among Community Trust Bank, Inc.; Corbin Project LLC, Arq Projects Holding Company LLC, Arq St. Rose LLC, Arq Corbin LLC and Arq Corbin Land LLC, dated January 27, 2021†	10-K	001-37822	10.35	March 8, 2023
10.25	Loan Modification Agreement, among Community Trust Bank, Inc.; Corbin Project LLC, Arq Projects Holding Company LLC, Arq St. Rose LLC, Arq Corbin LLC and Arq Corbin Land LLC, dated as of June 2, 2023	8-K	001-37822	10.1	June 6, 2023
10.26	Securities Purchase Agreement dated as of May 15, 2024, by and among the Company and the Purchasers named therein.	8-K	001-37822	10.1	May 16, 2024
10.27	Registration Rights Agreement dated as of May 15, 2024, by and among the Company and the Purchasers named therein.	8-K	001-37822	10.2	May 16, 2024
10.28	Underwriting Agreement, dated September 20, 2024, by and between the Company and Canaccord Genuity LLC as representative of the underwriters named therein.	8-K	001-37822	1.1	September 20, 2024
10.29	Credit, Security and Guaranty Agreement, dated as of December 27, 2024, by and among Arq, Inc., certain subsidiaries of Arq, Inc., MidCap Funding IV Trust as agent, and the lenders from time to time party thereto.†	8-K	001-37822	10.1	January 2, 2025
10.30	Employment Agreement by and between Robert E. Rasmus and Advanced Emissions Solutions, Inc., dated July 17, 2023	8-K	001-37822	10.2	July 17, 2023
10.31	Employment Agreement by and between Jeremy D. Williamson and Advanced Emissions Solutions, Inc., dated September 18, 2023	8-K	001-37822	10.3	September 18, 2023
10.32	Employment Agreement by and between Stacia Hansen and Advanced Emissions Solutions, Inc., dated November 6, 2023	8-K	001-37822	10.1	November 8, 2023
10.33	Employment Agreement by and between Clay Smith and Advanced Emissions Solutions, Inc., dated April 26, 2024.*,***
19	Arq Insider Trading Policy *
21.1	Subsidiaries of Arq, Inc.*
23.1	Consent of Moss Adams LLP*
31.1	Certification of Principal Executive Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Principal Financial Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Arq, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
95	Mine Safety Disclosure Exhibit*
97	Clawback Policy	10-K	001-37822	97	March 12, 2024

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
101
The following financial statements, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Operations for the Years ended December 31, 2024 and 2023, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the Years ended December 31, 2024 and 2023; and (v) Notes to the Consolidated Financial Statements. *

104	The cover page from Arq, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101)*
Notes:
*    – Filed or furnished herewith.
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

Arq, Inc.
(Registrant)

By	/s/ Robert Rasmus	By	/s/ Stacia Hansen
Robert Rasmus		Stacia Hansen
Chief Executive Officer (Principal Executive Officer)		Chief Accounting Officer (Principal Financial and Accounting Officer)

Date: March 5, 2025		Date: March 5, 2025
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Richard Campbell-Breeden	By	/s/ Jeremy Blank
Richard Campbell-Breeden, Director		Jeremy Blank, Director

Date: March 5, 2025		Date: March 5, 2025

By	/s/ Carol Eicher	By	/s/ Gilbert Li
Carol Eicher, Director		Gilbert Li, Director

Date: March 5, 2025		Date: March 5, 2025

By	/s/ Julian McIntyre	By	/s/ Laurie Bergman
Julian McIntyre, Director		Laurie Bergman, Director

Date: March 5, 2025		Date: March 5, 2025

By	/s/ L. Spencer Wells	By	/s/ Robert Rasmus
L. Spencer Wells, Director		Robert Rasmus, Director

Date: March 5, 2025		Date: March 5, 2025