Form 10-Q
period 2025-03-31
Arq, Inc.
filed 2025-05-07
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes  ☐    No  ☒
As of May 5, 2025, there were 42,211,120 outstanding shares of Arq, Inc. common stock, par value $0.001 per share.

Part I. – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Arq, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$6,336	$13,516
Receivables, net	15,368	14,876
Inventories, net	21,749	19,314
Prepaid expenses and other current assets	4,781	4,650
Total current assets	48,234	52,356
Restricted cash, long-term	8,467	8,719
Property, plant and equipment, net of accumulated depreciation of $28,500 and $26,619, respectively	181,202	178,564
Other long-term assets, net	45,768	44,729
Total Assets	$283,671	$284,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,482	$21,017
Revolving credit facility	16,184	13,828
Current portion of long-term debt obligations	1,570	1,624
Other current liabilities	7,738	8,184
Total current liabilities	42,974	44,653
Long-term debt obligations, net of current portion	9,086	9,370
Other long-term liabilities	13,438	13,069
Total Liabilities	65,498	67,092
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: par value of $0.001 per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock: par value of $0.001 per share, 100,000,000 shares authorized, 46,782,399 and 46,639,930 shares issued, and 42,164,253 and 42,021,784 shares outstanding at March 31, 2025 and December 31, 2024, respectively	47	47
Treasury stock, at cost: 4,618,146 and 4,618,146 shares as of March 31, 2025 and December 31, 2024, respectively	(47,692)	(47,692)
Additional paid-in capital	199,181	198,487
Retained earnings	66,637	66,434
Total Stockholders’ Equity	218,173	217,276
Total Liabilities and Stockholders’ Equity	$283,671	$284,368

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Revenue	$27,247	$21,740

Cost of revenue, exclusive of depreciation and amortization	17,332	13,713

Operating expenses:
Selling, general and administrative	6,053	7,666
Research and development	874	1,625
Depreciation, amortization, depletion and accretion	2,181	1,716
Loss on sale of assets	145	—
Total operating expenses	9,253	11,007
Operating income (loss)	662	(2,980)
Other expense:
Earnings from equity method investments	155	—
Interest expense	(724)	(791)
Other	110	352
Total other expense	(459)	(439)
Income (loss) before income taxes	203	(3,419)
Income tax expense	—	—
Net income (loss)	$203	$(3,419)
Income (loss) per common share (Note 1):
Basic	$—	$(0.09)
Diluted	$—	$(0.09)
Weighted-average number of common shares outstanding:
Basic	41,322	37,062
Diluted	42,530	37,062

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2025	46,639,930	$47	(4,618,146)	$(47,692)	$198,487	$66,434	$217,276
Stock-based compensation	142,683	—	—	—	736	—	736
Repurchase of common shares to satisfy minimum tax withholdings	(214)	—	—	—	(42)	—	(42)
Net income	—	—	—	—	—	203	203
Balances, March 31, 2025	46,782,399	$47	(4,618,146)	$(47,692)	$199,181	$66,637	$218,173

	Common Stock		Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2024	37,791,084	$38	(4,618,146)	$(47,692)	$154,511	$71,543	$178,400
Stock-based compensation	81,253	—	—	—	782	—	782
Repurchase of common shares to satisfy minimum tax withholdings	(104,163)	—	—	—	(599)	—	(599)
Exercise of warrant, net	324,955	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,419)	(3,419)
Balances, March 31, 2024	38,093,129	$38	(4,618,146)	$(47,692)	$154,694	$68,124	$175,164

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net income (loss)	$203	$(3,419)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, amortization, depletion and accretion	2,181	1,716
Stock-based compensation expense	736	782
Operating lease expense	541	596
Loss on sale of assets	145	—
Amortization of debt discount and debt issuance costs	6	149
Earnings from equity method investments	(155)	—
Other non-cash items, net	(2)	(19)
Changes in operating assets and liabilities:
Receivables, net	(492)	5,264
Prepaid expenses and other assets	(113)	1,067
Inventories, net	(2,338)	(1,240)
Other long-term assets, net	(1,801)	(556)
Accounts payable and accrued expenses	(4,494)	(3,481)
Other current liabilities	(907)	1,190
Operating lease liabilities	826	(592)
Other long-term liabilities	(139)	(931)
Net cash (used in) provided by operating activities	(5,803)	526
Cash flows from investing activities
Acquisition of property, plant, equipment and intangible assets, net	(3,710)	(9,596)
Acquisition of mine development costs	(43)	(51)
Distributions from equity method investees in excess of cumulative earnings	155	—
Net cash used in investing activities	(3,598)	(9,647)
Cash flows from financing activities
Borrowings on revolving credit facility	30,700	—
Repayments of revolving credit facility	(28,344)	—
Principal payments on finance lease obligations	(201)	(280)
Principal payments on notes payable	(144)	(134)
Repurchase of common stock to satisfy tax withholdings	(42)	(599)
Net cash provided by (used in) financing activities	1,969	(1,013)
Decrease in Cash and Restricted Cash	(7,432)	(10,134)
Cash and Restricted Cash, beginning of period	22,235	54,153
Cash and Restricted Cash, end of period	$14,803	$44,019
Supplemental disclosure of non-cash investing and financing activities:
Change in accrued purchases for property and equipment	$959	$1,415
See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Basis of Presentation
Arq, Inc., together with its consolidated subsidiaries ("Arq" or the "Company"), is an environmental technology company that is principally engaged in the sale of consumable air, water, and soil treatment solutions, primarily based on activated carbon ("AC"). The Company's proprietary AC products enable customers to reduce air, water, and soil contaminants, including mercury, per and polyfluoroalkyl substances ("PFAS") and other pollutants, to meet the challenges of existing and pending air quality and water regulations. The Company manufactures and sells AC and other chemicals used to capture and remove impurities, contaminants, and pollutants for the coal-fired power generation, industrial, water treatment, and water and soil remediation markets, which we collectively refer to as the advanced purification technologies ("APT") market.
The Company’s primary products are comprised of AC, which is produced from a variety of carbonaceous raw materials. The Company’s AC products include powdered activated carbon ("PAC") and granular activated carbon ("GAC"). Additionally, the Company owns the Five Forks Mine, a lignite coal mine located in Saline, Louisiana, that currently supplies the primary raw material for the manufacturing of the Company’s products, and bituminous coal feedstock and a manufacturing facility located in Corbin, Kentucky (the "Corbin Facility").
The Company, formerly known as Advanced Emissions Solutions, Inc., is a Delaware corporation with its principal office located in Greenwood Village, Colorado, with manufacturing, mining and logistics operations located in Louisiana and coal recovery and manufacturing operations located in Kentucky.
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
The unaudited Condensed Consolidated Financial Statements of Arq in this Quarterly Report on Form 10-Q ("Quarterly Report") are presented on a consolidated basis and include Arq and its wholly-owned subsidiaries. Also included within the unaudited Condensed Consolidated Financial Statements are the Company's unconsolidated equity investments, Tinuum Group, which is accounted for under the equity method of accounting, and Highview Enterprises Limited (the "Highview Investment"), which is accounted for in accordance with U.S. GAAP applicable to equity investments that do not qualify for the equity method of accounting.
Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated in consolidation for all periods presented in this Quarterly Report.
In the opinion of management, these Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary for a fair presentation of the results of operations, financial position, stockholders' equity and cash flows for the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"). Significant accounting policies disclosed therein have not changed.
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed using the weighted-average number of shares of the Company's common stock outstanding during the reporting period. Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings per share, while considering other potentially dilutive securities.
For the three months ended March 31, 2025 and March 31, 2024, potentially dilutive securities consist of unvested restricted stock awards ("RSAs"), stock options, and contingent performance stock units ("PSUs").

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Net income (loss)	$203	$(3,419)

Basic weighted-average number of common shares outstanding	41,322	37,062
Add: dilutive effect of equity instruments	1,208	—
Diluted weighted-average shares outstanding	42,530	37,062
Earnings (loss) per share - basic	$—	$(0.09)
Earnings (loss) per share - diluted	$—	$(0.09)
For the three months ended March 31, 2025 and 2024, potentially dilutive securities of 0.1 million and 2.6 million shares of common stock, respectively, are outstanding but are not included in the calculation of diluted net earnings (loss) per share because the effect would be anti-dilutive.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There have been no changes in the Company's critical accounting estimates from those that were disclosed in the 2024 Form 10-K. Actual results could differ from these estimates.
Fair value measurements
The carrying amounts of the Company's cash, restricted cash, accounts receivable, accounts payable and other current liabilities approximate fair value as recorded due to the short-term nature of these instruments.
Seasonality
The timing of the sale of the Company's products is dependent upon several factors. Power generation is weather dependent, with electricity and steam production varying in response to heating and cooling demands. As a result, the Company's revenue is generally higher in the first and third fiscal quarters during the warmer and colder months of the year. Abnormally high and low temperatures during the summer and winter months, respectively, may significantly increase coal consumption for electricity generation and during the summer season, higher temperatures may cause increased impurities within various municipalities' water sources and thus increase the demand for the Company's products. Additionally, power generating units routinely schedule maintenance outages in the spring and/or fall depending on the operation of their boilers. During the period in which an outage may occur, which may range from one week to over a month, the Company's product sales may decrease.
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
Demand for the Company's water purification products is driven largely from municipal water treatment facilities. Depending on weather conditions and other environmental factors, the summer months historically have the highest demand for the Company's products used in water treatment. One of the major uses for PAC is for the treatment of taste and odor impurities caused by increased degradation of organic contaminants and natural materials in water that occurs predominately during the summer months. Additionally, the rainy season generally results in more demand from water municipalities due to rain run-off and contaminant dilution.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
New Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ("ASU 2023-09"). ASU 2023-09 requires entities to disclose: (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. This update also makes several other changes to the income tax disclosure requirements. For public entities, the amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and are required to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial statement disclosures.
In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires entities to disclose disaggregated information related to certain costs and expenses, including amounts relating to purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, for each income statement line item that contains those expenses. For public entities, the amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 is required to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statement disclosures.
Note 2 - Inventories, net
The following table summarizes the Company's inventories as of March 31, 2025 and December 31, 2024:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Product inventory, net	$13,792	$11,166
Raw material inventory	7,957	8,148
Total inventories, net	$21,749	$19,314
Note 3 - Revenue
For the three months ended March 31, 2025 and 2024, all material performance obligations related to revenue recognized were satisfied at a point in time.
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
Contract assets
Contract assets comprise unbilled receivables from customers and are included in Receivables, net in the Condensed Consolidated Balance Sheets. Unbilled receivables represent a conditional right to consideration in exchange for goods or services transferred to a customer. The Company did not have material unbilled receivables or other contract assets outstanding as of March 31, 2025 and December 31, 2024.
The following table shows the components of the Company's Receivables, net:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Trade receivables, net	$14,120	$13,265
Other	1,248	1,611
Receivables, net	$15,368	$14,876

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract liabilities
Contract liabilities comprise deferred revenue, which represents an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer and, if deliverable within one year or less, are included in "Other current liabilities" in the Condensed Consolidated Balance Sheets and, if deliverable outside of one year, are included in "Other long-term liabilities" in the Condensed Consolidated Balance Sheets. The Company did not have material contract liabilities outstanding as of March 31, 2025 and December 31, 2024.
Note 4 - Debt Obligations

	As of
(in thousands)	March 31, 2025	December 31, 2024
Revolving credit agreement	$16,184	$13,828
CTB Loan due January 2036	8,840	8,983
Finance lease obligations	1,121	1,269
Other	951	1,004
	27,096	25,084
Unamortized debt discounts	(24)	(24)
Unamortized debt issuance costs	(232)	(238)
	26,840	24,822
Less: Current maturities	(17,754)	(15,452)
Total long-term debt obligations	$9,086	$9,370
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
The Revolving Credit Facility contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including, without limitation, covenants that, among other things, require delivery of certain financial statements, projections and reports, require maintenance of property and insurance, limit or restrict the ability of the Company, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Revolving Credit Facility requires the Company and certain of its subsidiaries party thereto to maintain their aggregate Total Leverage Ratio at or below a maximum leverage ratio and to maintain minimum liquidity of $5.0 million, in each case as specified in the Revolving Credit Facility.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On May 6, 2025, the Company entered into the first amendment to the Revolving Credit Agreement (the "First Amendment"), which provides for, among other things, amendments to the borrowing availability calculation under the Revolving Loan Commitment, and an update to the Company's minimum liquidity covenant providing for decreased minimum liquidity required through certain applicable date ranges as shown in the table below:

Applicable Dates	Minimum Liquidity Required
May 6th, 2025 through June 30th, 2025	$1.0 million
July 1st, 2025 through July 31st, 2025	$0.0 million
August 1st, 2025 through August 31st, 2025	$1.0 million
September 1st, 2025 through September 30th, 2025	$1.5 million
October 1st, 2025 through October 31st, 2025	$2.0 million
November 1st, 2025 through November 30th, 2025	$3.0 million
December 1st, 2025 and at all times thereafter	$5.0 million
As of March 31, 2025, the Company's net borrowings under the Revolving Credit Facility totaled $16.2 million.
CTB Loan
On February 1, 2023, the Company assumed a term loan (the "CTB Loan") in the principal amount of $10.0 million held by certain subsidiaries acquired by the Company on that date (the "Borrowers"). The Company initially recorded the CTB Loan at its estimated fair value of $9.7 million, with the difference of $0.3 million between the estimated fair value and the principal amount recorded as a debt discount and recognized as interest expense over the term of the CTB Loan.
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
The carrying value of the CTB Loan approximates its fair value as the instrument bears interest at rates indexed to market rates for similar instruments.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 - Leases
The Company's operating and finance lease right-of-use ("ROU") assets and liabilities as of March 31, 2025 and December 31, 2024 consisted of the following items:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets, net of accumulated amortization (1)	$10,137	$9,312

Operating lease obligations, current	$2,525	$2,081
Long-term operating lease obligations	7,842	7,460
Total operating lease obligation	$10,367	$9,541

Finance Leases
Finance lease right-of-use assets, net of accumulated amortization (2)	$707	$824

Finance lease obligations, current	$788	$855
Long-term finance lease obligations	333	414
Total finance lease obligations	$1,121	$1,269
(1) Operating lease ROU assets are reported net of accumulated amortization of $5.0 million and $4.5 million as of March 31, 2025 and December 31, 2024, respectively.
(2) Finance lease ROU assets are reported net of accumulated amortization of $3.3 million and $3.2 million as of March 31, 2025 and December 31, 2024, respectively.
Operating leases
ROU assets under operating leases and operating lease liabilities are included in the "Other long-term assets" and "Other current liabilities" and "Other long-term liabilities" line items, respectively, in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.
Lease expense for operating leases for the three months ended March 31, 2025 was $1.1 million, of which $1.0 million is included in the "Cost of revenue, exclusive of depreciation and amortization" line item, and $0.1 million is included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations for those periods.
Lease expense for operating leases for the three months ended March 31, 2024 was $1.4 million, of which $1.0 million is included in the "Cost of revenue, exclusive of depreciation and amortization" line item, and $0.4 million is included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations for those periods.
Finance leases
ROU assets under finance leases are included in the "Property, plant and equipment" line item, and finance lease liabilities are included in the "Current portion of long-term debt" and "Long-term debt, net of current portion" in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.
Interest expense related to finance lease obligations and amortization of ROU assets under finance leases are included in the "Interest expense" and "Depreciation, amortization, depletion and accretion" line items, respectively, in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Lease financial information as of and for the three months ended March 31, 2025 and 2024 is provided in the following table:

	Three Months Ended March 31,
(in thousands)	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$116	$210
Interest on lease liabilities	38	51
Operating lease cost	837	911
Short-term lease cost	274	336
Variable lease cost (1)	9	108
Total lease cost	$1,274	$1,616

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$38	$51
Operating cash flows from operating leases	$540	$592
Financing cash flows from finance leases	$201	$280
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,366	$—
Weighted-average remaining lease term - finance leases	1.4 years	1.6 years
Weighted-average remaining lease term - operating leases	6.7 years	7.6 years
Weighted-average discount rate - finance leases	6.2%	5.9%
Weighted-average discount rate - operating leases	11.6%	11.5%
(1) Primarily includes common area maintenance, property taxes and insurance payable to lessors.
Note 6 - Commitments and Contingencies
Surety Bonds and Restricted Cash
As the owner of the Five Forks Mine, the Company is required to post a surety bond with a regulatory commission related to performance requirements associated with the Five Forks Mine. As of March 31, 2025, the amount of this surety bond was $7.5 million.
The Company leases land adjacent to the Corbin Facility and is required to post surety bonds with a regulatory commission for reclamation. As of March 31, 2025, the amount of these surety bonds was $3.0 million.
The Company holds permits for an abandoned mine in West Virginia ("Mine 4") and is required to post a surety bond with a regulatory commission for reclamation. As of March 31, 2025, the amount of this surety bond was $0.7 million.
As of March 31, 2025 and December 31, 2024, the Company posted cash collateral of $8.5 million and $8.5 million, respectively, as required by the Company's surety bond providers, which is reported as long-term restricted cash in the Condensed Consolidated Balance Sheets. As of March 31, 2025, the Company holds a deposit of $0.4 million with a third party for collateral as required under a bonding arrangement for Mine 4. This deposit is included in "Other long-term assets, net" in the Condensed Consolidated Balance Sheets as of March 31, 2025.
The Company has a customer supply agreement that requires the Company to post a performance bond in an amount equal to the annual contract value of $4.0 million. As of March 31, 2025, the remaining commitment under this customer contract, which expires on December 31, 2025, was approximately $3.8 million.

Arq, Inc. and Subsidiaries
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
As of March 31, 2025 and December 31, 2024, the Company had a contractual obligation (the "Tinuum Group Obligation") of $1.7 million for its share of certain contingent liabilities of Tinuum Group as required under the Distribution and Repayment Agreement (the "Repayment Agreement") that was executed in December 2022 by the Company and certain owners of Tinuum Group. In the event that the Tinuum Group Obligation is discharged in its entirety or settled for an amount that is less than the total Tinuum Group Obligation, the Company will recognize future equity earnings for the difference in its contractual obligation amount and its pro rata share of the actual payment made by Tinuum Group, if any, for the Tinuum Group Obligation. The Tinuum Group Obligation is included in the "Other current liabilities" line item in the Condensed Consolidated Balance Sheets.
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
Note 7 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of Prepaid expenses and other current assets and Other long-term assets, net as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Prepaid expenses and other current assets:
Prepaid expenses	$1,945	$2,021
Prepaid lender fees, net (1)	1,503	982
Prepaid income taxes and income tax refunds	159	233
Other	1,174	1,414
Total prepaid expenses and other current assets	$4,781	$4,650

Other long-term assets, net:
Spare parts, net	$11,736	$11,178
Right of use assets, operating leases, net	10,137	9,312
Intangible assets, net	7,464	7,569
Mine development costs, net	6,921	7,010
Upfront Customer Consideration (2)	5,332	5,459
Mine reclamation asset, net	1,591	1,620
Other	2,587	2,581
Total other long-term assets, net	$45,768	$44,729

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
As of March 31, 2025 and December 31, 2024, Other includes the Highview Investment in the amount of $0.6 million that is carried at cost, less impairment, plus or minus observable changes in price for identical or similar investments of the same issuer.
The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Other current liabilities:
Current portion of operating lease obligations	$2,525	$2,081
Sales, use and other taxes payable	1,300	2,325
Current portion of mine reclamation liability	1,037	1,037
Other (1)	2,876	2,741
Total other current liabilities	$7,738	$8,184

Other long-term liabilities:
Operating lease obligations, long-term	$7,842	$7,460
Mine reclamation liabilities	5,357	5,242
Other	239	367
Total other long-term liabilities	$13,438	$13,069
(1) Included in Other current liabilities as of March 31, 2025 and December 31, 2024 is $1.7 million for the Tinuum Group Obligation as discussed in Note 6.
As of March 31, 2025 and December 31, 2024, the ARO related to the Five Forks Mine is included in Other long-term liabilities.
The Mine reclamation liabilities represent AROs. Changes in the AROs were as follows:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Asset retirement obligations, beginning of period	$6,279	$6,163
Accretion	126	666
Liabilities settled	(11)	(77)
Changes due to scope and timing of reclamation	—	(473)
Asset retirement obligations, end of period	6,394	6,279
Less current portion	1,037	1,037
Asset retirement obligations, long-term	$5,357	$5,242

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental Income Statement Information
Tinuum Group, LLC
As of March 31, 2025 and December 31, 2024, the Company's ownership interest in Tinuum Group, an equity method investment, was 42.5%. For the three months ended March 31, 2025, the Company recognized earnings from Tinuum Group of $0.2 million. In 2025, Tinuum Group, LLC has continued to wind down its operations.
For the three months ended March 31, 2024, the Company recognized expense of $0.2 million in Cost of revenue, exclusive of depreciation and amortization, related to royalties owed to Tinuum Group under an agreement for certain of the Company's sales of M-ProveTM products.
Note 8 - Stockholders' Equity
Stock Repurchase Program
As of March 31, 2025, the Company had $7.0 million remaining under a stock repurchase program, which will remain in effect until all amounts are utilized or is otherwise modified by the Board. The Company did not repurchase any shares during the three months ended March 31, 2025 or 2024.
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
On April 8, 2025, the Board approved the Eighth Amendment to the TAPP (the "Eighth Amendment"), which amends the TAPP, as previously amended by the First, Second, Third, Fourth, Fifth, Sixth and Seventh Amendments that were approved by the Board on April 6, 2018, April 5, 2019, April 9, 2020, April 9, 2021, March 15, 2022, April 13, 2023, and April 12, 2024, respectively. The Eighth Amendment amends the definition of "Final Expiration Date" under the TAPP to extend the duration of the TAPP and makes associated changes in connection therewith. Pursuant to the Eighth Amendment, the Final Expiration Date shall be the close of business on the earlier of (i) December 31, 2026 or (ii) December 31, 2025 if stockholder approval of the Eighth Amendment has not been obtained prior to such date.
Note 9 - Stock-Based Compensation
The Company grants equity-based awards to employees, non-employee directors and consultants that may include, but are not limited to, RSAs, PSUs, restricted stock units and stock options. Stock-based compensation expense related to manufacturing employees and administrative employees is included in the "Cost of revenue, exclusive of depreciation and amortization" and "Selling, general and administrative" line items, respectively, in the Condensed Consolidated Statements of Operations. Stock-based compensation expense related to non-employee directors and consultants is included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations.
Total stock-based compensation expense for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
RSA expense	$519	$446
PSU expense	157	276
Stock option expense	60	60
Total stock-based compensation expense	$736	$782

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The amount of unrecognized compensation cost as of March 31, 2025, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of March 31, 2025
(in thousands, expect years)	Unrecognized Compensation Cost	Expected Weighted- Average Period of Recognition (in years)
RSA expense	$2,837	1.9
PSU expense	1,908	1.2
Stock option expense	314	1.3
Total unrecognized stock-based compensation expense	$5,059	1.6
Restricted Stock Awards
RSAs are typically granted with vesting terms of three years. The fair value of RSAs is determined based on the closing price of the Company's common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for RSAs is generally recognized on a straight-line basis over the entire vesting period.
A summary of RSA activity under the Company's various stock compensation plans for the three months ended March 31, 2025 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2025	732,555	$4.99
Granted	136,113	$4.68
Vested	(185,860)	$3.86
Forfeited	(15,254)	$4.39
Non-vested at March 31, 2025	667,554	$5.26
Performance Share Units
Compensation expense for PSUs is recognized on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant. The estimated fair value at the date of grant is determined using a Monte Carlo simulation model for those PSUs with market-based performance conditions. A summary of PSU activity for the three months ended March 31, 2025 is presented below:

	Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
PSUs outstanding at January 1, 2025	877,045	$2.94
Granted	122,630	$7.44
Vested / Settled (1)	(28,819)	$9.59
Forfeited / Canceled	(5,643)	$9.59
PSUs outstanding at March 31, 2025	965,213	$3.27	$4,025	1.14
(1) The number of units shown in the table above are based on target performance. The final number of shares of common stock issued may vary depending on the achievement of market or performance conditions established within the awards, which could result in the actual number of shares issued ranging from zero to a maximum of two times the number of units shown in the above table. For the three months ended March 31, 2025, 21,824 shares of common stock were issued upon vesting of PSUs.

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
A summary of stock option activity for the three months ended March 31, 2025 is presented below:

	Number of Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2025	1,000,000	$3.00
Options granted	—	—
Options exercised	—	—
Options expired / forfeited	—	—
Options outstanding at March 31, 2025	1,000,000	$3.00	$1,170	8.3
Options vested and exercisable at March 31, 2025	333,333	$3.00	$390	8.3
Note 10 - Income Taxes
For the three months ended March 31, 2025 and 2024, the Company's income tax expense and effective tax rates are presented below:

	Three Months Ended March 31,
(in thousands, except for rate)	2025	2024
Income tax expense	$—	$—
Effective tax rate	—%	—%
The Company recognized pretax income for the three months ended March 31, 2025, but recognized no income tax expense based on the Company's operating forecast for the year ending December 31, 2025. As a result, the effective rate for the three months ended March 31, 2025 was zero.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 11 - Segment Reporting
Overall
The Company has one reportable segment – advanced purification technologies or "APT." The APT segment primarily manufactures and sells AC based environmental remediation products, comprised of PAC and GAC, and other chemicals used to capture and remove contaminants for coal-fired power generation, industrial, municipal water and air, water, and soil treatment and remediation markets. The Company derives revenue primarily in the U.S. and manages the business activities on a consolidated basis. The Company manufactures all of its finished goods at the Red River Plant.
The Company's chief executive officer is its chief operating decision maker ("CODM"). The CODM assesses performance for the APT segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets.
The CODM uses net income to evaluate income generated from APT assets (return on assets) in deciding how to allocate cash flows from operations within the APT segment. Net income is used to monitor budget versus actual operating results in assessing performance of the APT segment.
The level of detail used in reviewing operating financial performance and managing the business is contained in the Company's Condensed Consolidated Statements of Operations.
Products and services
The Company operates in one segment, APT, and all revenue reported to external customers represents sales of APT products and are presented in the Condensed Consolidated Statements of Operations.
Geographic areas
The Company is domiciled in the U.S. The table below shows revenue by country for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in thousands)	2025	2024
United States	$24,605	$19,300
Canada	2,642	2,440
Total	$27,247	$21,740
Note 12 - Subsequent Events
Unless disclosed elsewhere in the notes to the Condensed Consolidated Financial Statements, there were no significant matters that occurred subsequent to March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read together with the unaudited Condensed Consolidated Financial Statements and notes of Arq, Inc. ("Arq" or the "Company") included elsewhere in Item 1 of Part I ("Item 1") of this Quarterly Report and with the audited consolidated financial statements and the related notes of Arq included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").
The results of operations discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are those of Arq, Inc. and its consolidated subsidiaries, collectively, the "Company," "we," "our" or "us."
Overview
We are an environmental technology company that is principally engaged in the sale of consumable air, water and soil treatment solutions primarily based on activated carbon ("AC"). Our proprietary AC products enable customers to reduce air, water, and soil contaminants, including mercury, per- and polyfluoroalkyl substances ("PFAS") and other pollutants, to meet the challenges of existing and pending air quality and water regulations. We manufacture and sell AC and other chemicals used to capture and remove impurities, contaminants, and pollutants for the coal-fired power generation, industrial, water treatment, and water and soil remediation markets, which we collectively refer to as the advanced purification technologies ("APT") market.
Our primary products are comprised of AC, which is produced from a variety of carbonaceous raw materials. Our AC products include both powdered activated carbon ("PAC") and granular activated carbon ("GAC"). Additionally, we own the Five Forks Mine, a lignite mine located in Saline, Louisiana, that currently supplies the primary raw material for the manufacturing of our products. Additionally, we control bituminous coal waste reserves and own a manufacturing facility, both located in Corbin, Kentucky (the "Corbin Facility"), and a process to recover and purify the bituminous coal fines for sale or further conversion to GAC products. Using the Corbin Facility's manufacturing process, we convert coal waste into a purified, microfine carbon powder known as Arq powderTM ("Arq Powder"). We expect to begin using Arq Powder as a feedstock to manufacture high-quality GAC products for sale in the APT and other markets during the second half of 2025.
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
For the three months ended March 31, 2025, we experienced an increase in demand for our products from certain coal-fired dispatch and electricity power generation customers compared to the same period in 2024. This was primarily due to higher natural gas prices in 2025, resulting in several large utility customers opting to use coal versus natural gas as a primary source for power generation, and the year to date impact of moderate to severe temperatures during the winter and spring seasons, resulting in higher demand for power generation compared to 2024. We expect that natural gas prices will remain relatively consistent through 2025 due to increased demand for liquid natural gas exports, which, we expect, will favorably impact sales of our products.
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
Results of Operations
For the three months ended March 31, 2025, we recognized net income of $0.2 million, compared to net loss of $3.4 million for the three months ended March 31, 2024. The most significant factor impacting results for the three months ended March 31, 2025 was higher revenue as a result of increased volumes, average selling price, and product mix.

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
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue and Cost of revenue
A summary of the components of our Revenue and Cost of revenue for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Revenue	$27,247	$21,740	$5,507	25%
Cost of revenue, exclusive of depreciation and amortization	$17,332	$13,713	$3,619	26%
Revenue and Cost of revenue
For the three months ended March 31, 2025, revenue increased from the comparable quarter in 2024 primarily driven by an increase in volumes sold and higher pricing of approximately $2.2 million and $1.6 million, respectively. The increase was due in part to higher natural gas prices compared to the same quarter in 2024, which contributed to increased utilization of coal-fired generation and increased demand for our products by customers in the power generation market. The average Henry Hub natural gas spot prices ($/MMBtu) for the three months ended March 31, 2025 and 2024 were $4.15 and $2.13, respectively. Also contributing to an increase in revenue between periods was $1.2 million attributable to overall favorable product mix driven by sales to power generation customers, as well as a large non-power generation customer.
Gross margin, exclusive of depreciation and amortization, remained flat, as higher pricing and favorable customer mix was offset by start-up costs associated with the GAC line in during the three months ended March 31, 2025 and a one-time accounting adjustment during the three months ended March 31, 2024.
We expect that revenue and gross margin will continue to be positively impacted by our product price increases and our efforts to move our product mix to higher margin products. We anticipate that the product price increases will help offset fluctuations in volumes due to prices of competing alternative power generation sources or retirement of coal-fired power generating units impacting the demand for our AC and chemical products related to power generation. Additionally, our revenues continue to be impacted by electricity demand driven by seasonal weather and related power generation needs.
Operating Expenses
A summary of the components of our operating expenses for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Operating expenses:
Selling, general and administrative	$6,053	$7,666	$(1,613)	(21)%
Research and development	874	1,625	(751)	(46)%
Depreciation, amortization, depletion and accretion	2,181	1,716	465	27%
Loss on sale of assets	145	—	145	*
	$9,253	$11,007	$(1,754)	(16)%
* Percent change in excess of 100% not considered meaningful.

Selling, General and Administrative
A summary of the components of selling, general and administrative expenses for the three months ended March 31, 2025 and 2024, exclusive of cost of revenue items (presented above), is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Payroll and benefits	$1,861	$2,649	$(788)	(30)%
Legal and professional fees	1,567	1,633	(66)	(4)%
General and administrative	2,625	3,384	(759)	(22)%
Total Selling, general and administrative	$6,053	$7,666	$(1,613)	(21)%

Payroll and benefits
Payroll and benefits, which represent costs related to selling, general and administrative personnel, decreased for the three months ended March 31, 2025 compared to the corresponding quarter in 2024 primarily due to decreased wages in the current quarter, lower stock-based compensation expense due to timing of awards granted in 2024, and lower employer-related payroll tax expense.
Legal and professional fees
Legal and professional fees decreased for the three months ended March 31, 2025 compared to the corresponding quarter in 2024 primarily driven by lower general legal fees between periods, partially offset by increased accounting and audit fees, tax consulting fees, and IT consulting fees.
General and administrative
General and administrative expenses decreased for the three months ended March 31, 2025 compared to the corresponding quarter in 2024 by approximately $0.8 million, primarily due to a decrease in franchise taxes, rent and occupancy expenses, third party services expense, and recruiting expenses.
Research and development
Research and development expense decreased for the three months ended March 31, 2025 compared to the corresponding quarter in 2024, primarily due to lower expenses attributable to qualification testing pertaining to our GAC products conducted with potential lead-adopters during the three months ended March 31, 2024.
Depreciation, amortization, depletion and accretion
Depreciation, amortization depletion and accretion expense increased by approximately $0.5 million for the three months ended March 31, 2025 compared to the corresponding quarter in 2024, primarily due to increased absorption in inventory of $0.7 million, partially offset by decreased depreciation expense, amortization of leasehold improvements, accretion and depletion.
Loss on sale of assets
Loss on sale of assets for the three months ended March 31, 2025 related to the disposal of construction assets no longer in use.

Other (Expense) Income, net
A summary of the components of other (expense) income, net for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Other (expense) income:
Earnings from equity method investments	$155	$—	$155	*
Interest expense	(724)	(791)	67	(8)%
Other	110	352	(242)	(69)%
Total other expense	$(459)	$(439)	$(20)	5%
* Percent change in excess of 100% not considered meaningful.
Earnings from equity method investments
Earnings from equity method investments for the three months ended March 31, 2025 represented cash distributions from Tinuum Group. Tinuum Group has continued its wind down of operations into 2025.
Interest expense
Interest expense decreased slightly for the three months ended March 31, 2025 compared to the corresponding quarter in 2024 primarily due to a higher average outstanding balance in the current period offset by a lower average interest rate.
Other
The decrease in Other for the three months ended March 31, 2025 as compared to the corresponding quarter in 2024 was primarily driven by a decrease in interest income of $0.3 million due to lower average balances in the Company's cash sweep accounts during the current quarter compared to the prior year quarter.
Income tax expense
For the three months ended March 31, 2025 and 2024, we had pretax income of $0.2 million and pretax loss of $3.4 million, respectively. For the three months ended March 31, 2025, we had a zero effective tax rate and recorded no income tax expense based our operating forecast for the year ending December 31, 2025. For the three months ended March 31, 2024, we had a zero effective tax rate and recorded no income tax benefit for the pretax loss for that period due to the recording of a full valuation allowance based on our forecast of pretax loss for the year ended December 31, 2024.

Non-GAAP Financial Measures
To supplement our financial information presented in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), we provide certain supplemental financial measures, including EBITDA and Adjusted EBITDA, which are measurements that are not calculated in accordance with U.S. GAAP. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and Adjusted EBITDA is defined as EBITDA reduced by non-cash gains, increased by share-based compensation expense, other non-cash losses and non-recurring costs and fees. EBITDA and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income (loss) in accordance with U.S. GAAP as a measure of performance. See below for a reconciliation from net income (loss), the nearest U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA.
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

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income (loss)	$203	$(3,419)
Depreciation, amortization, depletion and accretion	2,181	1,716
Amortization of Upfront Customer Consideration	127	127
Interest expense, net	671	432
EBITDA (loss)	3,182	(1,144)
Stock-based compensation expense (1)	736	782
Loss on sale of assets	145	—
Adjusted EBITDA (loss)	$4,063	$(362)
(1)Represents non-cash stock-based compensation expenses that are included within "Cost of revenue, exclusive of depreciation and amortization" and "Selling, general and administrative" expenses in the Condensed Consolidated Statements of Operations. Adjusted EBITDA loss for the three months ended March 31, 2024 has been revised to include non-cash stock-based compensation expense as an adjustment to Adjusted EBITDA (loss).

Liquidity and Capital Resources
Current Resources and Factors Affecting Our Liquidity
As of March 31, 2025, our principal sources of liquidity included:
•cash on hand of $6.3 million, excluding $8.5 million of restricted cash primarily pledged as collateral under a surety bond agreement;
•availability of $13.8 million under our recent $30.0 million secured revolving credit facility (the "Revolving Credit Facility"); and
•cash from operations.
As of March 31, 2025, our principal uses of liquidity included:
•capital expenditures, including those related to the Red River Plant expansion and commissioning of the Corbin Facility;
•our business operating expenses;
•payments on our lease obligations; and
•payments on our debt obligations.
Cash Flows
Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024
Cash and restricted cash decreased from $22.2 million as of December 31, 2024 to $14.8 million as of March 31, 2025. The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Cash and restricted cash provided by (used in):
Operating activities	$(5,803)	$526	$(6,329)
Investing activities	(3,598)	(9,647)	6,049
Financing activities	1,969	(1,013)	2,982
Net change in cash and restricted cash	$(7,432)	$(10,134)	$2,702
Cash flow from operating activities
Cash flow used in operating activities for the three months ended March 31, 2025 was $5.8 million, which represented a net decrease of $6.3 million from cash provided by operating activities for the three months ended March 31, 2024 of $0.5 million. The net decrease was primarily attributable to net changes in working capital resulting in an increase of $9.7 million in cash outflows between periods, primarily due to increases in inventory and receivables balances. This decrease was partially offset by an increase in net income of $3.6 million.
Cash flow from investing activities
Cash flows used in investing activities decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 by $6.0 million primarily as a result of a decrease in property, plant and equipment additions of $5.9 million from construction activities related to the expansion of our Red River Plant.
Cash flow from financing activities
Cash flows provided by financing activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 increased by $3.0 million primarily due to net borrowings on the Revolving Credit Facility of $2.4 million and a decrease in the repurchase of common stock to satisfy tax withholdings of $0.6 million in connection with the vesting of certain equity awards.
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
Based on current operating levels, we expect that our cash on hand and borrowing availability on the Revolving Credit Facility as of March 31, 2025 will provide sufficient liquidity to fund operations for the next 12 months.

Capital expenditures
During the three months ended March 31, 2025, we continued to incur capital spend for additional equipment, labor, and project costs towards the completion of our Red River Plant expansion (the "Red River Project") which is necessary to commence production of our new GAC products. We expect to complete commissioning of the Red River Project by the end of the second quarter or early in the third quarter of 2025. To meet this target, we may continue to incur additional expense in excess of our originally forecasted amounts for additional equipment testing and project costs as we complete the expansion. The Company anticipates financing the completion of the project funded with cash on hand, borrowing availability on the Revolving Credit Facility, and ongoing cost reduction initiatives.
During 2025, we expect our capital expenditures to relate to commissioning of the Red River Project and plant maintenance. Capital expenditures planned for 2025 are dependent on many factors, including the pace and progression of the Red River Project, which may impact the timing and amount of capital expenditures.
In January 2025, we commissioned the Corbin Facility. In April 2025, after a review of required commissioning material and inventory requirements for the remainder of 2025, we elected to reduce operations at our Corbin Facility. We plan to resume normal operations at Corbin after the completion of commissioning of the Red River Project.
Surety Bonds
As of March 31, 2025, we had outstanding surety bonds with regulatory commissions totaling $11.2 million primarily related to the Five Forks Mine and the Corbin Facility. As of March 31, 2025, and as required by our surety bond provider, we held restricted cash of $8.5 million pledged as collateral related to performance requirements required under a reclamation contract for the Five Forks Mine and the Corbin Facility. We expect that the obligations secured by these surety bonds will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related surety bonds may be released and collateral requirements may be reduced. However, in the event any surety bond is called, our indemnity obligations could require us to reimburse the surety bond provider.
Long Term Requirements
For a discussion of our long-term cash requirements, see Note 4 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates have not changed from those reported in Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2024 Form 10-K.
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
(a)our ability to complete, and the anticipating timing of the completion of, commissioning of the GAC Facility, ramp-up to full nameplate capacity at our Red River Plant, and commercial production of our GAC products;
(b)the anticipated effects from fluctuations in the pricing of our AC products;
(c)expected supply and demand for our AC products and services, including our GAC products;
(d)the seasonal impact on our customers and their demand for our products;
(e)our ability to fund our business over the next twelve months;
(f)the anticipated timing for resuming operations at our Corbin Facility;
(g)our ability to access new markets for our GAC and other products;
(h)any future plant capacity expansions or site development projects and our ability to finance any such projects;

(i)the effectiveness of our technologies and products and the benefits they provide;
(j)the timing of awards of, and work and related testing under, our contracts and agreements and their value;
(k)our ability to contract remaining GAC product volumes once commercial production is achieved;
(l)future cash flows, profitability and other potential benefits expected from our GAC business;
(m)the future profitability and sustainability of our PAC business;
(n)the timing and amounts of or changes in future revenue, funding for our business and projects, margins, expenses, earnings, tax rates, cash flows, working capital, liquidity and other financial and accounting measures;
(o)the performance of obligations secured by our surety bonds;
(p)the amount and timing of future capital expenditures needed to fund our business plan;
(q)the impact of domestic and international tariffs on our business and the wider AC market;
(r)our ability to capitalize on potentially favorable market conditions;
(s)the adoption and scope of regulations to control certain chemicals in drinking water and other environmental concerns and the impact of such regulations on our customers' and our businesses, including any increase or decrease in demand and sales of our AC products resulting from such regulations;
(t)our near-term priorities and objectives and our long-term outlook regarding the growth of our business; and
(u)the impact of prices of competing power generation sources such as natural gas and renewable energy on demand for our products.
The forward-looking statements included in this Quarterly Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, the timing and scope of new and pending regulations and any legal challenges to or extensions of compliance dates of them; the U.S. government’s failure to promulgate new regulations or enforce existing regulations that benefit our business; changes in laws and regulations, accounting rules, prices, economic conditions and market demand; availability, cost of and demand for alternative energy sources and other technologies and their impact on coal-fired power generation in the U.S.; technical, start up and operational difficulties; competition within the industries in which the Company operates; risks associated with our debt financing; our inability to effectively and efficiently commercialize new products, including our GAC products; our inability to effectively manage commissioning and startup of the GAC Facility at our Red River Plant; disruptions at any of our facilities, including by natural disasters or extreme weather; risks related to our information technology systems, including the risk of cyberattacks on our networks; failure to protect our intellectual property from infringement or claims that we have infringed on the intellectual property of others; our inability to obtain future financing or financing on terms that are favorable to us; our inability to ramp up our operations to effectively address recent and expected growth in our business; loss of key personnel; ongoing effects of the inflation and macroeconomic uncertainty, including from the new U.S. presidential administration, increased domestic and international tariffs, lingering effects of the pandemic and armed conflicts around the world, and such uncertainty's effect on market demand and input costs; availability of materials and equipment for our business; pending litigation; factors relating to our business strategy, goals and expectations concerning the acquisition of Arq Limited; our ability to maintain relationships with customers, suppliers and others with whom the Company does business and meet supply requirements; our results of operations and business generally; risks related to diverting management's attention from our ongoing business operations; costs related to the ongoing manufacturing of our products, including our GAC products; opportunities for additional sales of our AC products and end-market diversification; the rate of coal-fired power generation in the U.S.; the timing and cost of any future capital expenditures and the resultant impact to our liquidity and cash flows; and the other risk factors described in our filings with the SEC, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024.. You are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Quarterly Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information under this Item is not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation, claims and other proceedings related to the conduct of our business. Information with respect to this item may be found in Note 6 "Commitments and Contingencies" to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.
Item 1A. Risk Factors
There have been no material updates to our risk factors as disclosed in the 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
We maintain a program to repurchase up to $20.0 million of shares of our common stock under a stock repurchase program through open market transactions at prevailing market prices, of which $7.0 million remained available as of March 31, 2025. No repurchases were made during the three months ended March 31, 2025.
Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the first quarter of 2025 to satisfy their respective tax obligations related to stock-based awards.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2025	—	$—	N/A	N/A
February 1 to February 29, 2025	—	$—	N/A	N/A
March 1 to March 31, 2025	214	$4.68	N/A	N/A
Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report.
Item 5. Other Information
Amendment No. 1 to Revolving Credit Facility
On May 6, 2025, Arq, Inc. (the "Company") and certain of its subsidiaries, entered into the first amendment (the "First Amendment") to the Credit, Security and Guaranty Agreement (the "Revolving Credit Agreement"), dated December 27, 2024, with MidCap Funding IV Trust, in its capacity as agent, the lenders from time to time party thereto, and any entities that become party thereto as Guarantors, which provides for, among other things, amendments to the borrowing availability calculation included in the Revolving Credit Agreement, and an update to the Company's minimum liquidity covenant providing for decreased minimum liquidity required through certain applicable date ranges as shown in the table below:

Applicable Dates	Minimum Liquidity Required
May 6th, 2025 through June 30th, 2025	$1.0 million
July 1st, 2025 through July 31st, 2025	$0.0 million
August 1st, 2025 through August 31st, 2025	$1.0 million
September 1st, 2025 through September 30th, 2025	$1.5 million
October 1st, 2025 through October 31st, 2025	$2.0 million
November 1st, 2025 through November 30th, 2025	$3.0 million
December 1st, 2025 and at all times thereafter	$5.0 million

The foregoing description of the First Amendment is only a summary of its material terms and does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Arq, Inc., as amended	10-Q	001-37822	3.1	May 8, 2024
3.2	Second Amended and Restated Certificate of Incorporation of Advanced Emissions Solutions, Inc.	10-Q	000-54992	3.1	August 9, 2013
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective February 1, 2024	8-K	001-37822	3.1	January 31, 2024
3.4	Certificate of Designations of Series A Preferred Stock	8-K	001-37822	3.1	February 1, 2023
3.5	Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock of Advanced Emissions Solutions, Inc.	8-K	001-37822	3.1	May 8, 2017
10.1	Credit, Security and Guaranty Agreement, dated as of December 27, 2024, by and among Arq, Inc., certain subsidiaries of Arq, Inc., MidCap Funding IV Trust as agent, and the lenders from time to time party thereto.	8-K	001-37822	10.1	January 2, 2025
10.2
Amendment No. 1 to Credit, Security and Guaranty Agreement, dated as of December 27, 2024, by and among Arq, Inc., certain subsidiaries of Arq, Inc., MidCap Funding IV Trust as agent, and the lenders from time to time party thereto.*, †,***

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
Notes:
*    Filed herewith.
†    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
***    Portions of this exhibit have been omitted pursuant to Item 601(b)(10) as information that the Company customarily and actually treats that information as private or confidential and is not material.

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

Arq, Inc.
(Registrant)

May 7, 2025	By:	/s/ Robert Rasmus
Robert Rasmus
Chief Executive Officer
(Principal Executive Officer)

May 7, 2025	By:	/s/ Jay Voncannon
Jay Voncannon
Chief Financial Officer
(Principal Financial Officer)