Form 10-Q
period 2025-06-30
Arq, Inc.
filed 2025-08-11
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes  ☐    No  ☒
As of August 7, 2025, there were 42,691,241 outstanding shares of Arq, Inc. common stock, par value $0.001 per share.

Part I. – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Arq, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$6,957	$13,516
Receivables, net	15,547	14,876
Inventories, net	20,778	19,314
Prepaid expenses and other current assets	7,382	4,650
Total current assets	50,664	52,356
Restricted cash, long-term	8,467	8,719
Property, plant and equipment, net of accumulated depreciation of $29,622 and $26,619, respectively	180,621	178,564
Other long-term assets, net	44,789	44,729
Total Assets	$284,541	$284,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,860	$21,017
Revolving credit facility	18,528	13,828
Current portion of long-term debt obligations	1,430	1,624
Other current liabilities	10,350	8,184
Total current liabilities	46,168	44,653
Long-term debt obligations, net of current portion	8,741	9,370
Other long-term liabilities	12,864	13,069
Total Liabilities	67,773	67,092
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: par value of $0.001 per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock: par value of $0.001 per share, 100,000,000 shares authorized, 47,196,204 and 46,639,930 shares issued, and 42,578,058 and 42,021,784 shares outstanding at June 30, 2025 and December 31, 2024, respectively	47	47
Treasury stock, at cost: 4,618,146 and 4,618,146 shares as of June 30, 2025 and December 31, 2024, respectively	(47,692)	(47,692)
Additional paid-in capital	199,909	198,487
Retained earnings	64,504	66,434
Total Stockholders’ Equity	216,768	217,276
Total Liabilities and Stockholders’ Equity	$284,541	$284,368

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$28,584	$25,405	$55,831	$47,145

Cost of revenue, exclusive of depreciation and amortization	19,066	17,227	36,398	30,940

Operating expenses:
Selling, general and administrative	5,918	7,011	11,971	14,677
Research and development	2,697	929	3,571	2,554
Depreciation, amortization, depletion and accretion	2,485	1,658	4,666	3,374
(Gain) loss on sale of assets	(27)	—	118	—
Total operating expenses	11,073	9,598	20,326	20,605
Operating loss	(1,555)	(1,420)	(893)	(4,400)
Other (expense) income:
Earnings from equity method investments	—	—	155	—
Interest expense	(594)	(829)	(1,318)	(1,620)
Other income, net	16	311	126	663
Total other expense	(578)	(518)	(1,037)	(957)
Loss before income taxes	(2,133)	(1,938)	(1,930)	(5,357)
Income tax expense	—	30	—	30
Net loss	$(2,133)	$(1,968)	$(1,930)	$(5,387)
Loss per common share (Note 1):
Basic	$(0.05)	$(0.06)	$(0.05)	$(0.16)
Diluted	$(0.05)	$(0.06)	$(0.05)	$(0.16)
Weighted-average number of common shares outstanding:
Basic	41,507	34,356	41,415	33,229
Diluted	41,507	34,356	41,415	33,229

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2025	46,639,930	$47	(4,618,146)	$(47,692)	$198,487	$66,434	$217,276
Stock-based compensation	142,683	—	—	—	736	—	736
Repurchase of common shares to satisfy minimum tax withholdings	(214)	—	—	—	(42)	—	(42)
Net income	—	—	—	—	—	203	203
Balances, March 31, 2025	46,782,399	$47	(4,618,146)	$(47,692)	$199,181	$66,637	$218,173
Stock-based compensation	414,763	—	—	—	734	—	734
Repurchase of common shares to satisfy minimum tax withholdings	(958)	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	(2,133)	(2,133)
Balances, June 30, 2025	47,196,204	$47	(4,618,146)	$(47,692)	$199,909	$64,504	$216,768

	Common Stock		Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2024	37,791,084	$38	(4,618,146)	$(47,692)	$154,511	$71,543	$178,400
Stock-based compensation	81,253	—	—	—	782	—	782
Repurchase of common shares to satisfy minimum tax withholdings	(104,163)	—	—	—	(599)	—	(599)
Exercise of warrant, net	324,955	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,419)	(3,419)
Balances, March 31, 2024	38,093,129	$38	(4,618,146)	$(47,692)	$154,694	$68,124	$175,164
Stock-based compensation	(43,566)	—	—	—	653	—	653
Issuance of common stock related to private placement transaction, net of offering costs	2,142,858	2	—	—	14,949	—	14,951
Issuance of common stock to related party	422,221	1	—	—	799	—	800
Net loss	—	—	—	—	—	(1,968)	(1,968)
Balances, June 30, 2024	40,614,642	$41	(4,618,146)	$(47,692)	$171,095	$66,156	$189,600

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(1,930)	$(5,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, depletion and accretion	4,666	3,374
Stock-based compensation expense	1,470	1,435
Operating lease expense	1,161	1,049
Amortization of debt discount and debt issuance costs	173	299
Loss on sale of long-term assets, net	118	—
Earnings from equity method investments	(155)	—
Other non-cash items, net	(5)	(55)
Changes in operating assets and liabilities:
Receivables, net	(671)	380
Prepaid expenses and other assets	(2,853)	1,036
Inventories, net	(1,580)	(1,493)
Other long-term assets, net	(1,631)	(1,089)
Accounts payable and accrued expenses	(5,709)	(1,821)
Other current liabilities	1,651	1,560
Operating lease liabilities	204	(786)
Other long-term liabilities	(185)	(926)
Net cash used in operating activities	(5,276)	(2,424)
Cash flows from investing activities
Acquisition of property, plant, equipment and intangible assets, net	(5,589)	(28,766)
Acquisition of mine development costs	(96)	(85)
Distributions from equity method investees in excess of cumulative earnings	155	—
Net cash used in investing activities	(5,530)	(28,851)
Cash flows from financing activities
Borrowings on revolving credit facility	61,884	—
Repayments of revolving credit facility	(57,184)	—
Principal payments on notes payable	(393)	(268)
Principal payments on finance lease obligations	(264)	(565)
Repurchase of common stock to satisfy tax withholdings	(48)	(599)
Net proceeds from common stock issued in private placement transactions	—	14,951
Net proceeds from common stock issued to related party	—	800
Net cash provided by financing activities	3,995	14,319
Decrease in Cash and Restricted Cash	(6,811)	(16,956)
Cash and Restricted Cash, beginning of period	22,235	54,153
Cash and Restricted Cash, end of period	$15,424	$37,197
Supplemental disclosure of non-cash investing and financing activities:
Change in accrued purchases for property and equipment	$553	$4,013
See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Basis of Presentation
Arq, Inc., together with its consolidated subsidiaries ("Arq" or the "Company"), is an environmental technology company that is principally engaged in the sale of consumable air, water, and soil treatment solutions, primarily based on activated carbon ("AC"). The Company's proprietary AC products enable customers to reduce air, water, and soil contaminants, including mercury, per and polyfluoroalkyl substances ("PFAS") and other pollutants, to meet the challenges of existing and pending air quality and water regulations. The Company manufactures and sells AC and other chemicals used to capture and remove impurities, contaminants, and pollutants for the coal-fired power generation, industrial, water treatment, and water and soil remediation markets, which are collectively referred to as the advanced purification technologies ("APT") market.
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
Loss Per Share
Basic loss per share is computed using the weighted-average number of shares of the Company's common stock outstanding during the reporting period. Diluted loss per share is computed in a manner consistent with that of basic loss per share, while considering the impact of common stock equivalents from other potentially dilutive securities.
For the three and six months ended June 30, 2025 and June 30, 2024, potentially dilutive securities consist of unvested restricted stock awards ("RSAs"), stock options, and contingent performance stock units ("PSUs").

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the calculations of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net loss	$(2,133)	$(1,968)	$(1,930)	$(5,387)

Basic weighted-average number of common shares outstanding	41,507	34,356	41,415	33,229
Add: dilutive effect of equity instruments	—	—	—	—
Diluted weighted-average shares outstanding	41,507	34,356	41,415	33,229
Loss per share - basic	$(0.05)	$(0.06)	$(0.05)	$(0.16)
Loss per share - diluted	$(0.05)	$(0.06)	$(0.05)	$(0.16)
For the three and six months ended June 30, 2025 and 2024, potentially dilutive securities of 2.6 million and 2.3 million and 2.5 million and 2.5 million shares of common stock, respectively, are outstanding but are not included in the calculation of diluted net loss per share because the effect would be anti-dilutive.
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
Also, the Company's revenue and sales volumes are partially dependent upon the level of coal consumption at coal-fired power plants, which in turn is significantly affected by the prices of competing power generation sources, such as natural gas and renewables. During periods of low natural gas prices, natural gas provides a competitive alternative to coal-fired power generation and therefore, coal consumption for power generation may be reduced, which in turn reduces the demand for the Company's products. In contrast, during periods of higher prices for competing power generation sources, coal consumption generally increases, which generally increases demand for the Company's products.
Demand for the Company's water purification products is driven largely from municipal water treatment facilities. Depending on weather conditions and other environmental factors, the summer months historically have the highest demand for the Company's products used in water treatment. One of the major uses for PAC is for the treatment of taste and odor impurities caused by increased degradation of organic contaminants and natural materials in water that occurs predominately during the summer months. Additionally, the rainy season generally results in more demand from water municipalities due to rain run-off and increased contaminated water volume.

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
In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating the impact of ASU 2025-05 on its financial statements and disclosures.
Note 2 - Inventories, net
The following table summarizes the Company's inventories as of June 30, 2025 and December 31, 2024:

	As of
(in thousands)	June 30, 2025	December 31, 2024
Product inventory, net	$11,813	$11,166
Raw material inventory	8,965	8,148
Total inventories, net	$20,778	$19,314
Note 3 - Revenue
For the three and six months ended June 30, 2025 and 2024, all material performance obligations related to revenue recognized were satisfied at a point in time.
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
Contract assets
Contract assets comprise unbilled receivables from customers and are included in Receivables, net in the Condensed Consolidated Balance Sheets. Unbilled receivables represent a conditional right to consideration in exchange for goods or services transferred to a customer. The Company did not have material unbilled receivables or other contract assets outstanding as of June 30, 2025 and December 31, 2024.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table shows the components of the Company's Receivables, net:

	As of
(in thousands)	June 30, 2025	December 31, 2024
Trade receivables, net	$15,547	$13,265
Other	—	1,611
Receivables, net	$15,547	$14,876
Contract liabilities
Contract liabilities comprise deferred revenue, which represents an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer and, if deliverable within one year or less, are included in "Other current liabilities" in the Condensed Consolidated Balance Sheets and, if deliverable outside of one year, are included in "Other long-term liabilities" in the Condensed Consolidated Balance Sheets. The Company did not have material contract liabilities outstanding as of June 30, 2025 and December 31, 2024.
Note 4 - Debt Obligations

	As of
(in thousands)	June 30, 2025	December 31, 2024
Revolving credit agreement	$18,528	$13,828
CTB Loan due January 2036	8,697	8,983
Finance lease obligations	826	1,269
Other	897	1,004
	28,948	25,084
Unamortized debt discounts	(23)	(24)
Unamortized debt issuance costs	(226)	(238)
	28,699	24,822
Less: Current maturities	(19,958)	(15,452)
Total long-term debt obligations	$8,741	$9,370
Revolving Credit Agreement
On December 27, 2024, the Company and certain of its subsidiaries entered into a credit agreement (the “Revolving Credit Agreement”) with MidCap Funding IV Trust (the "Lender"), providing for a five-year $30.0 million secured revolving credit facility (the "Revolving Credit Facility"). Pursuant to the terms of the Revolving Credit Facility, Arq may borrow up to $30.0 million, the availability of which is determined based on a borrowing base equal to percentages of certain eligible accounts receivable and inventory carrying balances of the Company and certain of its subsidiaries, less applicable reserves established under the Revolving Credit Facility (together, the "Revolving Loan Commitment"), in accordance with a formula set forth in the Revolving Credit Agreement. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate on a periodic basis. The Company's obligations under the Revolving Credit Facility are secured by first-priority liens on substantially all of the Company's assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets, subject to certain negotiated exceptions.
Borrowings under the Revolving Credit Facility bear interest at the Standard Overnight Financing Rate (SOFR) plus an applicable margin of 4.50% per annum, subject to a SOFR floor of 2.50% per annum. In addition to paying interest on the outstanding loans under the Revolving Credit Facility, the Company is also required to pay an unused line fee equal to 0.50% per annum in respect of unused commitments under the Revolving Credit Facility, a fee for failure to maintain a minimum balance under the Revolving Credit Facility, a collateral management fee equal to 0.25% per annum of the amount outstanding under the Revolving Credit Facility, and certain other customary fees related to the Lender's administration of the Revolving Credit Facility. If the Revolving Loan Commitment is terminated prior to its maturity date, the Company is required to make certain prepayment fees in an amount equal to (i) 2.00% of the terminated amount of the Revolving Loan Commitment in the first year following the Closing Date, (ii) 1.00% of the terminated amount of the Revolving Loan Commitment in the second year following the Closing Date, (iii) 0.50% of the terminated amount of the Revolving Loan Commitment in the third year following the Closing Date and (iv) 0.00% at any time thereafter.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
On May 6, 2025, the Company entered into an amendment to the Revolving Credit Agreement, which provided for, among other things, a revision to the borrowing availability calculation and a reduction in the minimum liquidity requirement for the period beginning May 6, 2025 through November 30, 2025. As of December 1, 2025, the minimum liquidity requirement will reset to $5.0 million.
As of June 30, 2025, the Company's net borrowings under the Revolving Credit Facility totaled $18.5 million.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 - Leases
The Company's operating and finance lease right-of-use ("ROU") assets and liabilities as of June 30, 2025 and December 31, 2024 consisted of the following items:

	As of
(in thousands)	June 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets, net of accumulated amortization (1)	$9,516	$9,312

Operating lease obligations, current	$2,560	$2,081
Long-term operating lease obligations	7,186	7,460
Total operating lease obligation	$9,746	$9,541

Finance Leases
Finance lease right-of-use assets, net of accumulated amortization (2)	$455	$824

Finance lease obligations, current	$635	$855
Long-term finance lease obligations	191	414
Total finance lease obligations	$826	$1,269
(1) Operating lease ROU assets are reported net of accumulated amortization of $5.6 million and $4.5 million as of June 30, 2025 and December 31, 2024, respectively.
(2) Finance lease ROU assets are reported net of accumulated amortization of $2.6 million and $3.2 million as of June 30, 2025 and December 31, 2024, respectively.
Operating leases
ROU assets under operating leases are included in the "Other long-term assets" line item, and operating lease liabilities are included in "Other current liabilities" and "Other long-term liabilities" line items, respectively, in the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.
Lease expense for operating leases for the three and six months ended June 30, 2025 was $1.3 million and $2.4 million, respectively, of which $1.0 million and $2.0 million, respectively, is included in the "Cost of revenue, exclusive of depreciation and amortization" line item, and $0.3 million and $0.4 million, respectively, is included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations for those periods.
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
Finance leases
ROU assets under finance leases are included in the "Property, plant and equipment" line item, and finance lease liabilities are included in the "Current portion of long-term debt" and "Long-term debt, net of current portion" line items, respectively, in the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.
Interest expense related to finance lease obligations and amortization of ROU assets under finance leases are included in the "Interest expense" and "Depreciation, amortization, depletion and accretion" line items, respectively, in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Lease financial information as of and for the three and six months ended June 30, 2025 and 2024 is provided in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$101	$210	$217	$420
Interest on lease liabilities	33	48	71	99
Operating lease cost	924	764	1,761	1,675
Short-term lease cost	259	447	533	783
Variable lease cost (1)	77	101	86	209
Total lease cost	$1,394	$1,570	$2,668	$3,186

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			$71	$99
Operating cash flows from operating leases			$1,162	$1,043
Financing cash flows from finance leases			$264	$565
Right-of-use assets obtained in exchange for new operating lease liabilities			$1,366	$257
Weighted-average remaining lease term - finance leases			1.0 years	1.3 years
Weighted-average remaining lease term - operating leases			6.7 years	7.5 years
Weighted-average discount rate - finance leases			7.0%	5.9%
Weighted-average discount rate - operating leases			11.7%	11.8%
(1) Primarily includes common area maintenance, property taxes and insurance payable to lessors.
Note 6 - Commitments and Contingencies
Surety Bonds and Restricted Cash
As the owner of the Five Forks Mine, the Company is required to post a surety bond with a regulatory commission related to performance requirements associated with the Five Forks Mine. As of June 30, 2025, the amount of this surety bond was $7.5 million.
The Company leases land adjacent to the Corbin Facility and is required to post surety bonds with a regulatory commission for reclamation. As of June 30, 2025, the amount of these surety bonds was $3.0 million.
The Company holds permits for an abandoned mine in West Virginia ("Mine 4") and is required to post a surety bond with a regulatory commission for reclamation. As of June 30, 2025, the amount of this surety bond was $0.7 million.
As of June 30, 2025 and December 31, 2024, the Company posted cash collateral of $8.5 million and $8.5 million, respectively, as required by the Company's surety bond providers, which is reported as long-term restricted cash in the Condensed Consolidated Balance Sheets. As of June 30, 2025, the Company holds a deposit of $0.4 million with a third party for collateral as required under a bonding arrangement for Mine 4. This deposit is included in "Other long-term assets, net" in the Condensed Consolidated Balance Sheets as of June 30, 2025.
The Company has a customer supply agreement that requires the Company to post a performance bond in an amount equal to the annual contract value of $4.0 million. As of June 30, 2025, the remaining commitment under this customer contract, which expires on December 31, 2025, was approximately $2.4 million.

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
As of June 30, 2025 and December 31, 2024, the Company had a contractual obligation (the "Tinuum Group Obligation") of $1.7 million for its share of certain contingent liabilities of Tinuum Group as required under the Distribution and Repayment Agreement (the "Repayment Agreement") that was executed in December 2022 by the Company and certain owners of Tinuum Group. In the event that the Tinuum Group Obligation is discharged in its entirety or settled for an amount that is less than the total Tinuum Group Obligation, the Company will recognize future equity earnings for the difference in its contractual obligation amount and its pro rata share of the actual payment made by Tinuum Group, if any, for the Tinuum Group Obligation. The Tinuum Group Obligation is included in the "Other current liabilities" line item in the Condensed Consolidated Balance Sheets.
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
On February 7, 2025, the Company announced that it had commenced legal proceedings against the firm engaged for design of the GAC facility constructed at the Red River Plant (the "GAC Facility"). The Company believes that the design firm was, among other things, negligent and breached its contract with the Company and as a direct result, the Company suffered material damages including a material increase in costs and time delays associated with the project versus original forecasts. The Company is now seeking to recover damages resulting from such negligence and contractual breaches.
Note 7 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of Prepaid expenses and other current assets and Other long-term assets, net as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	June 30, 2025	December 31, 2024
Prepaid expenses and other current assets:
Prepaid expenses	$4,309	$2,021
Prepaid lender fees, net (1)	1,571	982
Prepaid income taxes and income tax refunds	159	233
Other	1,343	1,414
Total prepaid expenses and other current assets	$7,382	$4,650

Other long-term assets, net:
Spare parts, net	$11,678	$11,178
Right of use assets, operating leases, net	9,516	9,312
Intangible assets, net	7,376	7,569
Mine development costs, net	6,851	7,010
Upfront Customer Consideration (2)	5,205	5,459
Mine reclamation asset, net	1,562	1,620
Other	2,601	2,581
Total other long-term assets, net	$44,789	$44,729

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) Represents legal and administrative costs incurred to obtain the Revolving Credit Facility. This asset is being amortized on a straight-line basis over the five-year contractual period of the Revolving Credit Facility.
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
As of June 30, 2025 and December 31, 2024, Other includes the Highview Investment in the amount of $0.6 million that is carried at cost, less impairment, plus or minus observable changes in price for identical or similar investments of the same issuer.
The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	June 30, 2025	December 31, 2024
Other current liabilities:
Current portion of operating lease obligations	$2,560	$2,081
Sales, use and other taxes payable	1,485	2,325
Current portion of mine reclamation liability	1,037	1,037
Other (1)	5,268	2,741
Total other current liabilities	$10,350	$8,184

Other long-term liabilities:
Operating lease obligations, long-term	$7,186	$7,460
Mine reclamation liabilities	5,413	5,242
Other	265	367
Total other long-term liabilities	$12,864	$13,069
(1) Included in Other current liabilities as of June 30, 2025 and December 31, 2024 is $1.7 million for the Tinuum Group Obligation as discussed in Note 6.
As of June 30, 2025 and December 31, 2024, the ARO related to the Five Forks Mine is included in Other long-term liabilities.
The Mine reclamation liabilities represent AROs. Changes in the AROs were as follows:

	As of
(in thousands)	June 30, 2025	December 31, 2024
Asset retirement obligations, beginning of period	$6,279	$6,163
Accretion	254	666
Liabilities settled	(83)	(77)
Changes due to scope and timing of reclamation	—	(473)
Asset retirement obligations, end of period	6,450	6,279
Less current portion	1,037	1,037
Asset retirement obligations, long-term	$5,413	$5,242

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental Income Statement Information
Tinuum Group, LLC
As of June 30, 2025 and December 31, 2024, the Company's ownership interest in Tinuum Group, an equity method investment, was 42.5%. For the three and six months ended June 30, 2025, the Company recognized earnings from Tinuum Group of zero and $0.2 million, respectively. In 2025, Tinuum Group, LLC has continued to wind down its operations.
For the three and six months ended June 30, 2025, the Company recognized expense of $0.2 million in Cost of revenue, exclusive of depreciation and amortization, related to royalties owed to Tinuum Group under an agreement for certain of the Company's sales of M-ProveTM products. For the three and six months ended June 30, 2024, the Company recognized expense of $0.3 million and $0.5 million, respectively, in Cost of revenue, exclusive of depreciation and amortization, related to royalties owed to Tinuum Group under an agreement for certain of the Company's sales of M-ProveTM products.
Note 8 - Stockholders' Equity
Stock Repurchase Program
As of June 30, 2025, the Company had $7.0 million remaining under a stock repurchase program, which will remain in effect until all amounts are utilized or is otherwise modified by the Board. The Company did not repurchase any shares during the three and six months ended June 30, 2025 or 2024.
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
On April 8, 2025, the Board approved the Eighth Amendment to the TAPP (the "Eighth Amendment"), which amends the TAPP, as previously amended by the First, Second, Third, Fourth, Fifth, Sixth and Seventh Amendments that were approved by the Board on April 6, 2018, April 5, 2019, April 9, 2020, April 9, 2021, March 15, 2022, April 13, 2023, and April 12, 2024, respectively. The Eighth Amendment amends the definition of "Final Expiration Date" under the TAPP to extend the duration of the TAPP and makes associated changes in connection therewith. Pursuant to the Eighth Amendment, the Final Expiration Date shall be the close of business on the earlier of (i) December 31, 2026 or (ii) December 31, 2025 if stockholder approval of the Eighth Amendment has not been obtained prior to such date. On June 3, 2025, the Company's stockholders approved the Eighth Amendment, and therefore the Final Expiration Date is the close of business on December 31, 2026, unless the TAPP is further amended.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Total stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
RSA expense	$522	$339	$1,041	$785
PSU expense	152	253	309	529
Stock option expense	60	61	120	121
Total stock-based compensation expense	$734	$653	$1,470	$1,435
The amount of unrecognized compensation cost as of June 30, 2025, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of June 30, 2025
(in thousands, except years)	Unrecognized Compensation Cost	Expected Weighted- Average Period of Recognition (in years)
RSA expense	$4,449	2.12
PSU expense	843	0.95
Stock option expense	254	1.05
Total unrecognized stock-based compensation expense	$5,546	1.89
Restricted Stock Awards
RSAs are typically granted with vesting terms of three years. The fair value of RSAs is determined based on the closing price of the Company's common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for RSAs is generally recognized on a straight-line basis over the entire vesting period.
A summary of RSA activity under the Company's various stock compensation plans for the six months ended June 30, 2025 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2025	732,555	$4.99
Granted	556,812	$4.81
Vested	(218,504)	$4.10
Forfeited	(21,190)	$4.75
Non-vested at June 30, 2025	1,049,673	$5.08

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Performance Share Units
Compensation expense for PSUs is recognized on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant. The estimated fair value at the date of grant is determined using a Monte Carlo simulation model for those PSUs with market-based performance conditions. A summary of PSU activity for the six months ended June 30, 2025 is presented below:

	Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
PSUs outstanding at January 1, 2025	877,045	$2.94
Granted	141,064	$7.11
Vested / Settled (1)	(28,819)	$9.59
Forfeited / Canceled	(5,643)	$9.59
PSUs outstanding at June 30, 2025	983,647	$3.30	$5,282	0.91
(1) The number of units shown in the table above are based on target performance. The final number of shares of common stock issued may vary depending on the achievement of market or performance conditions established within the awards, which could result in the actual number of shares issued ranging from zero to a maximum of two times the number of units shown in the above table. For the six months ended June 30, 2025, 21,824 shares of common stock were issued upon vesting of PSUs, net of shares withheld for settlement of payroll tax withholding obligations.
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
A summary of stock option activity for the six months ended June 30, 2025 is presented below:

	Number of Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2025	1,000,000	$3.00
Options granted	—	—
Options exercised	—	—
Options expired / forfeited	—	—
Options outstanding at June 30, 2025	1,000,000	$3.00	$2,370	8.05
Options vested and exercisable at June 30, 2025	333,333	$3.00	$790	8.05

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10 - Income Taxes
For the three and six months ended June 30, 2025 and 2024, the Company's income tax expense and effective tax rates are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for rate)	2025	2024	2025	2024
Income tax expense	$—	$30	$—	$30
Effective tax rate	—%	2%	—%	1%
The Company recognized pretax losses for the three months ended June 30, 2025 and six months ended June 30, 2025, but recognized no income tax benefit due to the recording of a full valuation allowance on its deferred tax assets. As a result, the effective rate for the three and six months ended June 30, 2025 was zero.
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
The Company's chief executive officer is its chief operating decision maker ("CODM"). The CODM assesses performance for the APT segment and decides how to allocate resources based on net income that also is reported on the statement of operations as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets.
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
Geographic areas
The Company is domiciled in the U.S. The table below shows revenue by country for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
United States	$27,335	$23,783	$51,940	$43,083
Canada	1,249	1,622	3,891	4,062
Total	$28,584	$25,405	$55,831	$47,145

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 12 - Subsequent Events
Unless disclosed elsewhere in the notes to the Condensed Consolidated Financial Statements, there were no significant matters that occurred subsequent to June 30, 2025.

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
Our primary products are comprised of AC, which is produced from a variety of carbonaceous raw materials. Our AC products include both powdered activated carbon ("PAC") and granular activated carbon ("GAC"). Additionally, we own the Five Forks Mine, a lignite mine located in Saline, Louisiana, that currently supplies the primary raw material for the manufacturing of our products. Additionally, we control bituminous coal waste reserves and own a manufacturing facility, both located in Corbin, Kentucky (the "Corbin Facility"), and a process to recover and purify the bituminous coal fines for sale or further conversion to GAC products. Using the Corbin Facility's manufacturing process, we convert coal waste into a purified, microfine carbon powder known as Arq powderTM ("Arq Powder"). On August 6, 2025, we announced that we had completed our commissioning activities related to the Red River Plant expansion (the "Red River Project"), and anticipate using Arq Powder as a feedstock to manufacture high-quality GAC products for sale in the APT and other markets during the second half of 2025.
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
Drivers of Demand and Key Factors Affecting Profitability
Drivers of demand and current key factors affecting our profitability are sales of our AC products to the APT market. Our operating results are influenced by: (1) changes in our manufacturing production and sales volumes; (2) changes in price and product mix; (3) changes in coal-fired dispatch and electricity power generation sources; (4) changes in demand for contaminant removal within water treatment facilities; (5) changes in environmental regulations; and (6) state or municipal approval and customer acceptance of our new GAC products.
For the three and six months ended June 30, 2025, we experienced an increase in demand for our products from certain coal-fired dispatch and electricity power generation customers compared to the same period in 2024. This was primarily due to higher natural gas prices in 2025, resulting in several large utility customers opting to use coal versus natural gas as a primary source for power generation, and the year to date impact of moderate to severe temperatures during the winter and spring seasons, resulting in higher demand for power generation compared to 2024. We expect that natural gas prices will remain relatively consistent through 2025 due to increased demand for liquid natural gas exports, offset by increases in anticipated natural gas inventory levels.
On April 10, 2024, the United States Environmental Protection Agency ("EPA") issued its first nationally enforceable PFAS National Primary Drinking Water Regulation, confirming a material tightening to an existing framework of guidance and regulations relating to the control and limitation of PFAS in municipal water. The regulatory changes were anticipated to phase in over an approximate five-year period; however, the EPA has indicated that it will pursue a rulemaking in the fall of 2025 to potentially extend the compliance date from 2029 to 2031. We expect the implementation of the announced regulations will drive a material increase in GAC demand in the water purification market.

Results of Operations
For the three and six months ended June 30, 2025, we recognized net loss of $2.1 million and $1.9 million, compared to net loss of $2.0 million and $5.4 million for the three and six months ended June 30, 2024. The most significant factors impacting results between periods for the three months ended June 30, 2025 and June 30, 2024 were increases in revenue due to improved pricing and demand for our products, offset by increased research and development expense attributed to pre-production testing of our GAC Facility. Additionally, our results for the three and six months ended June 30, 2025 were positively impacted by decreases in selling, general and administrative expenses.
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
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue and Cost of revenue
A summary of the components of our Revenue and Cost of revenue for the three months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Revenue	$28,584	$25,405	$3,179	13%
Cost of revenue, exclusive of depreciation and amortization	$19,066	$17,227	$1,839	11%
Revenue and Cost of revenue
For the three months ended June 30, 2025, revenue increased from the comparable quarter in 2024 primarily driven by an increase in volumes sold and higher pricing, which contributed revenue increases of approximately $1.4 million and $1.6 million, respectively. The increase in volumes sold was due in part to higher natural gas prices compared to the same quarter in 2024, which contributed to increased utilization of coal-fired generation and increased demand for our products by customers in the power generation market. The average Henry Hub natural gas spot prices ($/MMBtu) for the three months ended June 30, 2025 and 2024 were $3.19 and $2.08, respectively.
Gross margin, exclusive of depreciation and amortization, increased primarily due to higher pricing of our products, as discussed above. The increase was also attributable in part to a minimum quantity contract which was collected in excess of the originally expected amount during the three months ended June 30, 2025.
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
Operating Expenses
A summary of the components of our operating expenses for the three months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Operating expenses:
Selling, general and administrative	$5,918	$7,011	$(1,093)	(16)%
Research and development	2,697	929	1,768	*
Depreciation, amortization, depletion and accretion	2,485	1,658	827	50%
Gain on sale of assets	(27)	—	(27)	*
	$11,073	$9,598	$1,475	15%
* Percent change in excess of 100% not considered meaningful.

Selling, General and Administrative
A summary of the components of selling, general and administrative expenses for the three months ended June 30, 2025 and 2024, exclusive of cost of revenue items (presented above), is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Payroll and benefits	$1,802	$2,679	$(877)	(33)%
Legal and professional fees	1,574	1,373	201	15%
General and administrative	2,542	2,959	(417)	(14)%
Total Selling, general and administrative	$5,918	$7,011	$(1,093)	(16)%

Payroll and benefits
Payroll and benefits decreased for the three months ended June 30, 2025 compared to the corresponding quarter in 2024 by approximately $0.9 million, primarily due to $0.5 million related to capitalization of payroll and benefits associated with our Corbin Facility, which became operational in January 2025, as well as decreased salaries and wages. Additionally, payroll and benefits expense decreased by approximately $0.4 million for the three months ended June 30, 2025 compared to the corresponding quarter in 2024 primarily due to reduced incentive compensation.
Legal and professional fees
Legal and professional fees increased for the three months ended June 30, 2025 compared to the corresponding quarter in 2024 primarily due to legal fees incurred related to litigation costs and compliance consulting fees incurred during the three months ended June 30, 2025.
General and administrative
General and administrative expenses decreased for the three months ended June 30, 2025 compared to the corresponding quarter in 2024 by approximately $0.4 million, primarily due to a decrease in rent and occupancy expenses due to the allocation of expense related to our lease of the Corbin site to Cost of revenue, exclusive of depreciation and amortization due to initial production runs during the quarter. Additional decreases during the three months ended June 30, 2025 were due to lower expenses associated with advertising, third-party services, and licenses and fees, partially offset by an increase in travel expense due to increased personnel site visits to our plant locations during the three months ended June 30, 2025.
Research and development
Research and development expense increased for the three months ended June 30, 2025 compared to the corresponding quarter in 2024 primarily due to expenses related to feedstock consumed during initial testing of the GAC Facility during the three months ended June 30, 2025.
Depreciation, amortization, depletion and accretion
Depreciation, amortization depletion and accretion expense increased by approximately $0.8 million for the three months ended June 30, 2025 compared to the corresponding quarter in 2024, primarily due to decreased absorption in inventory of $0.9 million, partially offset by decreased depreciation expense related to a lower finance lease asset base.
Gain on sale of assets
Gain on sale of assets for the three months ended June 30, 2025 related to the modification of certain finance leases, which resulted in slightly more favorable terms.

Other (Expense) Income, net
A summary of the components of other (expense) income, net for the three months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Other (expense) income:
Interest expense	$(594)	$(829)	$235	(28)%
Other income, net	16	311	(295)	(95)%
Total other expense	$(578)	$(518)	$(60)	12%
Interest expense
Interest expense decreased for the three months ended June 30, 2025 compared to the corresponding quarter in 2024 primarily due to lower average interest rates on the Company's outstanding debt facilities, partially offset by higher average outstanding balances in the current period.
Other
The decrease in Other for the three months ended June 30, 2025 as compared to the corresponding quarter in 2024 was primarily driven by lower interest income of $0.2 million due to lower average balances in our cash sweep accounts during the current quarter compared to the prior year quarter.
Income tax expense
For the three months ended June 30, 2025 and 2024, we had pretax loss of $2.1 million and $1.9 million, respectively. For the three months ended June 30, 2025, we had an effective tax rate of zero and recorded no income tax benefit due to the recording of a full valuation allowance on our deferred tax assets. For the three months ended June 30, 2024, we had an effective tax rate of 2% as a result of recording income tax expense for an out of period state income tax assessment, but we recorded no federal income tax benefit for this quarter due to the recording of a full valuation allowance on our deferred tax assets.
Comparison of the Six Months Ended June 30, 2025 and 2024
Total Revenue and Cost of Revenue
A summary of the components of our revenues and cost of revenue for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Revenue	$55,831	$47,145	$8,686	18%
Cost of revenue, exclusive of depreciation and amortization	$36,398	$30,940	$5,458	18%
Revenue and Cost of revenue
For the six months ended June 30, 2025, revenue increased from the comparable period in 2024 primarily driven by increased volumes and higher pricing, which contributed revenue increases of approximately $3.8 million and $4.5 million, respectively. The increase in product sales volumes was in part due to demand from power generation customers primarily due to higher natural gas prices compared to the same period in 2024, which contributed to increased utilization of coal-fired generation and increased demand for our products. The average Henry Hub natural gas spot prices ($/MMBtu) for the six months ended June 30, 2025 and 2024 were $3.67 and $2.11, respectively. An additional increase in revenues of approximately $0.4 million for the six months ended June 30, 2025 from the corresponding period in 2024 was due to favorable product mix.
Gross margin, exclusive of depreciation and amortization, remained consistent for the six months ended June 30, 2025 compared to the corresponding period in 2024. Gross margin for the six months ended June 30, 2025 was primarily impacted by favorable pricing mix as described above, offset by increases due to pre-production costs associated with the GAC Facility and increased allocation of expenses to Cost of revenue, exclusive of depreciation and amortization from initial production phases during the six months ended June 30, 2025.

Operating Expenses
A summary of the components of our operating expense for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Operating expenses:
Selling, general and administrative	$11,971	$14,677	$(2,706)	(18)%
Research and development	3,571	2,554	1,017	40%
Depreciation, amortization, depletion and accretion	4,666	3,374	1,292	38%
Loss on sale of assets	118	—	118	*
	$20,326	$20,605	$(279)	(1)%
* Percent change in excess of 100% not considered meaningful.
Selling, General and Administrative
A summary of the components of selling, general and administrative expenses for the six months ended June 30, 2025 and 2024, exclusive of cost of revenue items (presented above), is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Payroll and benefits	$3,663	$5,328	$(1,665)	(31)%
Legal and professional fees	3,141	3,006	135	4%
General and administrative	5,167	6,343	(1,176)	(19)%
Total Selling, general and administrative	$11,971	$14,677	$(2,706)	(18)%
Payroll and benefits
Payroll and benefits decreased for the six months ended June 30, 2025 compared to the corresponding period in 2024 by approximately $1.7 million, primarily due to $1.1 million related to capitalization of payroll and benefits associated with our Corbin Facility, which became operational in January 2025, as well as decreased salaries and wages. Also contributing to the decrease was reduced incentive compensation expense of approximately $0.4 million during the six months ended June 30, 2025, and approximately $0.2 million due to higher stock-based compensation expense during the six months ended June 30, 2024, driven by restricted stock awards which became fully vested in 2024.
Legal and professional fees
Legal and professional fees increased for the six months ended June 30, 2025 compared to the corresponding period in 2024 primarily due to legal fees incurred related to litigation costs during the six months ended June 30, 2025.
General and administrative
General and administrative expenses decreased for the six months ended June 30, 2025 compared to the corresponding period in 2024 by approximately $1.2 million. This decrease was due to lower rent and occupancy expenses of $0.4 million during the six months ended June 30, 2025, primarily due to allocation of expenses related to lease of the Corbin site to the Cost of revenue, exclusive of depreciation and amortization, as initial production runs began during the period. Additional decreases were due to lower expenses related to third-party services, state franchise taxes, sales and use taxes, advertising, and licenses and fees.
Research and development
Research and development expense increased for the six months ended June 30, 2025 compared to the corresponding period in 2024, primarily due to expenses related to feedstock consumed during initial testing of the GAC Facility during the six months ended June 30, 2025, partially offset by expenses incurred by conducting product qualification testing with potential lead-adopters as part of our ongoing GAC contracting process and increased research and development payroll costs during the six months ended June 30, 2024.
Depreciation, amortization, depletion and accretion
Depreciation, amortization, depletion and accretion expense increased by approximately $1.3 million for the six months ended June 30, 2025 compared to the corresponding period in 2024, primarily due to decreased absorption in inventory of $1.6 million, partially offset by decreased depreciation expense related to a lower finance lease asset base and decreased amortization on intangible assets that were fully amortized during six months ended June 30, 2025.
Loss on sale of assets
Loss on sale of assets for the six months ended June 30, 2025 related to the disposal of construction assets no longer in use.
Other Income (Expense), net
A summary of the components of other income (expense), net for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Other (expense) income:
Earnings from equity method investments	$155	$—	$155	*
Interest expense	(1,318)	(1,620)	302	(19)%
Other income, net	126	663	(537)	(81)%
Total other expense	$(1,037)	$(957)	$(80)	8%
* Percent change in excess of 100% not considered meaningful.
Earnings from equity method investments
Earnings from equity method investments for the six months ended June 30, 2025 and 2024 represented cash distributions from Tinuum Group. Tinuum Group continues to wind down their services into 2025.
Interest expense
Interest expense decreased slightly for the six months ended June 30, 2025 compared to the corresponding quarter in 2024 primarily due to lower average interest rates on the Company's outstanding debt facilities, partially offset by higher average outstanding balances in the current period.
Other
The decrease in Other for the six months ended June 30, 2025 was primarily driven by a decrease in interest income of $0.5 million due to lower balances in the Company's cash sweep accounts during the current period compared to the prior year period.
Income tax expense
For the six months ended June 30, 2025 and 2024, we had pretax losses of $1.9 million and $5.4 million, respectively. For the six months ended June 30, 2025, we had an effective tax rate of zero and recorded no income tax benefit due to the recording of a full valuation allowance. For the six months ended June 30, 2024 we had an effective tax rate of 1% as result of recording out of period state income tax expense related to a state assessment, but we recorded no federal income tax benefit for this period due to the recording of a full valuation allowance on our deferred tax assets.

Non-GAAP Financial Measures
To supplement our financial information presented in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), we provide certain supplemental financial measures, including EBITDA and Adjusted EBITDA, which are measurements that are not calculated in accordance with U.S. GAAP. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and Adjusted EBITDA is defined as EBITDA reduced by non-cash gains, increased by GAC Facility pre-production feedstock, share-based compensation expense, other non-cash losses and non-recurring costs and fees. EBITDA and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income (loss) in accordance with U.S. GAAP as a measure of performance. See below for a reconciliation from net income (loss), the nearest U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA.
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
EBITDA and Adjusted EBITDA:
The following table reconciles net loss, our most directly comparable as-reported financial measure calculated in accordance with U.S. GAAP, to EBITDA (loss) and Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(2,133)	$(1,968)	$(1,930)	$(5,387)
Depreciation, amortization, depletion and accretion	2,485	1,658	4,666	3,374
Amortization of Upfront Customer Consideration	127	127	254	254
Interest expense, net	585	606	1,256	1,038
Income tax expense	—	30	—	30
EBITDA (loss)	1,064	453	4,246	(691)
GAC Facility pre-production feedstock (1)	1,897	—	1,897	—
Stock-based compensation expense (2)	734	653	1,470	1,435
(Gain) loss on sale of assets	(27)	—	118	—
Adjusted EBITDA	$3,668	$1,106	$7,731	$744
(1)Represents expenses related to feedstock utilized in pre-production testing of our GAC Facility during the three months ended June 30, 2025 included within "Research and development" expense in the Condensed Consolidated Statements of Operations.
(2)Represents non-cash stock-based compensation expenses that are included within "Cost of revenue, exclusive of depreciation and amortization" and "Selling, general and administrative" expenses in the Condensed Consolidated Statements of Operations. Previously reported Adjusted EBITDA (loss) for the three and six months ended June 30, 2024 has been revised to include non-cash stock-based compensation expense as an adjustment to Adjusted EBITDA (loss).

Liquidity and Capital Resources
Current Resources and Factors Affecting Our Liquidity
As of June 30, 2025, our principal sources of liquidity included:
•cash on hand of $7.0 million, excluding $8.5 million of restricted cash primarily pledged as collateral under a surety bond agreement;
•availability under our secured revolving credit facility (the "Revolving Credit Facility"), described in Note 4 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report; and
•cash from operations.
As of June 30, 2025, our principal uses of liquidity included:
•capital expenditures, including those related to the Red River Plant expansion;
•our business operating expenses;
•payments on our lease obligations; and
•payments on our debt obligations.
Cash Flows
Cash and restricted cash decreased from $22.2 million as of December 31, 2024 to $15.4 million as of June 30, 2025. The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Cash and restricted cash provided by (used in):
Operating activities	$(5,276)	$(2,424)	$(2,852)
Investing activities	(5,530)	(28,851)	23,321
Financing activities	3,995	14,319	(10,324)
Net change in cash and restricted cash	$(6,811)	$(16,956)	$10,145
Cash flow from operating activities
Cash flows used in operating activities for the six months ended June 30, 2025 was $5.3 million, which represented a net increase of $2.9 million from cash used in operating activities for the six months ended June 30, 2024 of $2.4 million. The net increase was primarily attributable to net changes in working capital resulting in an increase of $7.8 million in cash outflows between periods, primarily due to increases in inventory and receivables balances. This increase was partially offset by a decrease in net loss of $3.5 million.
Cash flow from investing activities
Cash flows used in investing activities decreased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 by $23.3 million primarily as a result of a decrease in property, plant and equipment additions of $23.2 million from construction activities related to the expansion of our Red River Plant.
Cash flow from financing activities
Cash flows provided by financing activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 decreased by $10.3 million primarily due to net proceeds of $15.8 million from common stock placements completed in 2024, offset by an increase in net borrowings on debt facilities of $4.7 million and a decrease in repurchase of common stock to satisfy tax withholdings of $0.6 million.
Material Cash Requirements
Our ability to continue to generate sufficient cash flow required to meet ongoing operational needs and obligations depends upon several factors. These include executing on our contracts and initiatives and increasing our share of the market for APT consumables, including increasing production to reach nameplate capacity of the Red River Plant, expanding our overall AC business into additional adjacent markets and increasing our gross margin from improving our customer and product mix.
Based on current operating levels, we expect that our cash on hand and borrowing availability under the Revolving Credit Facility as of June 30, 2025 will provide sufficient liquidity to fund operations for the next 12 months.

Capital expenditures
During the six months ended June 30, 2025, we continued to incur capital spend for additional equipment, labor, and project costs towards the completion of the Red River Project. On August 6, 2025, we announced completion of the commissioning phase of the Red River Project and achieved the first commercial production of our new GAC products. To meet this target, we incurred additional cost in excess of our originally forecasted amounts for additional equipment testing and project costs, which were funded with cash on hand, borrowing availability under the Revolving Credit Facility, and ongoing cost reduction initiatives.
During the remainder of 2025, we expect our capital expenditures to primarily relate to plant maintenance and improvements, including with respect to increasing production to reach nameplate capacity of the Red River Plant. Capital expenditures planned for the remainder of 2025 are dependent on many factors, which may impact the timing and amount of capital expenditures.
In January 2025, we commissioned the Corbin Facility. In April 2025, after a review of required commissioning material and inventory requirements for the remainder of 2025, we elected to reduce operations at our Corbin Facility. We plan to resume normal Corbin operations in the second half of the third quarter.
Surety Bonds
As of June 30, 2025, we had outstanding surety bonds with regulatory commissions totaling $11.2 million primarily related to the Five Forks Mine and the Corbin Facility. As of June 30, 2025, and as required by our surety bond provider, we held restricted cash of $8.5 million pledged as collateral related to performance requirements required under indemnity agreements for the Five Forks Mine and the Corbin Facility. We expect that the obligations secured by these surety bonds will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related surety bonds may be released and collateral requirements may be reduced. However, in the event any surety bond is called, our indemnity obligations could require us to reimburse the surety bond provider.
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
Forward-Looking Statements Found in this Quarterly Report
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve risks and uncertainties. Words or phrases such as "anticipates," "may," "believes," "expects," "intends," "plans," "estimates," "predicts," the negative expressions of such words, or similar expressions are used in this Quarterly Report to identify forward-looking statements. All statements that address activities, events or developments that the Company intends, expects or believes may occur in the future are forward-looking statements. These forward-looking statements include, but are not limited to, statements or expectations regarding:
(a)our ability to complete and the anticipated timing of the ramp-up to full nameplate capacity at our Red River Plant;
(b)the anticipated timing of a final investment decision regarding a potential second GAC line at the Red River Plant and our ability to execute on such a project;
(c)the anticipated production capacity of a potential second GAC line at the Red River Plant;
(d)the anticipated effects from fluctuations in the pricing of our AC products;
(e)expected supply and demand for our AC products and services, including our GAC products;
(f)the seasonal impact on our customers and their demand for our products;
(g)our ability to fund our business over the next twelve months;

(h)the anticipated timing for resuming operations at our Corbin Facility;
(i)our ability to access new markets for our GAC and other products;
(j)future growth in the industries in which we currently operate or intend to operate, including renewable natural gas;
(k)any future plant capacity expansions or site development projects and our ability to finance any such projects;
(l)the effectiveness of our technologies and products and the benefits they provide;
(m)the timing of awards of, and work and related testing under, our contracts and agreements and their value;
(n)our ability to contract remaining GAC product volumes;
(o)future cash flows, profitability and other potential benefits expected from our GAC business;
(p)the future profitability and sustainability of our PAC business;
(q)the timing and amounts of or changes in future revenue, funding for our business and projects, margins, expenses, earnings, tax rates, cash flows, working capital, liquidity and other financial and accounting measures;
(r)the performance of obligations secured by our surety bonds;
(s)the amount and timing of future capital expenditures needed to fund our business plan;
(t)the impact of domestic and international tariffs on our business and the wider AC market;
(u)our ability to capitalize on potentially favorable market conditions;
(v)the adoption and scope of regulations to control certain chemicals in drinking water and other environmental concerns and the impact of such regulations on our customers' and our businesses, including any increase or decrease in demand and sales of our AC products resulting from such regulations;
(w)our near-term priorities and objectives and our long-term outlook regarding the growth of our business; and
(x)the impact of prices of competing power generation sources such as natural gas and renewable energy on demand for our products.
The forward-looking statements included in this Quarterly Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, the timing and scope of new and pending regulations and any legal challenges to or extensions of compliance dates of them; the U.S. government’s failure to promulgate new regulations or enforce existing regulations that benefit our business; changes in laws and regulations, accounting rules, prices, economic conditions and market demand; availability, cost of and demand for alternative energy sources and other technologies and their impact on coal-fired power generation in the U.S.; technical, start up and operational difficulties; competition within the industries in which the Company operates; risks associated with our debt financing; our inability to effectively and efficiently commercialize new products, including our GAC products; disruptions at any of our facilities, including by natural disasters or extreme weather; risks related to our information technology systems, including the risk of cyberattacks on our networks; failure to protect our intellectual property from infringement or claims that we have infringed on the intellectual property of others; our inability to obtain future financing or financing on terms that are favorable to us; our inability to ramp up our operations to effectively address recent and expected growth in our business; loss of key personnel; ongoing effects of the inflation and macroeconomic uncertainty, including from the new U.S. presidential administration, increased domestic and international tariffs, lingering effects of the pandemic and armed conflicts around the world, and such uncertainty's effect on market demand and input costs; availability of materials and equipment for our business; pending litigation; factors relating to our business strategy, goals and expectations concerning the acquisition of Arq Limited; our ability to maintain relationships with customers, suppliers and others with whom the Company does business and meet supply requirements; our results of operations and business generally; risks related to diverting management's attention from our ongoing business operations; costs related to the ongoing manufacturing of our products, including our GAC products; opportunities for additional sales of our AC products and end-market diversification; the rate of coal-fired power generation in the U.S.; the timing and cost of any future capital expenditures and the resultant impact to our liquidity and cash flows; and the other risk factors described in our filings with the SEC, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024. You are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. In addition to causing our actual results to differ, the factors listed above may cause our intentions to change from those statements of intention set forth in this Quarterly Report. Such changes in our intentions may also cause our results to differ. We may change our intentions, at any time and without notice, based upon changes in such factors, our assumptions, or otherwise. The forward-looking statements contained in this Quarterly Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information under this Item is not required to be provided by smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We maintain a program to repurchase up to $20.0 million of shares of our common stock under a stock repurchase program through open market transactions at prevailing market prices, of which $7.0 million remained available as of June 30, 2025. No repurchases were made during the three months ended June 30, 2025.
Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the second quarter of 2025 to satisfy their respective tax obligations related to stock-based awards.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2025	—	$—	N/A	N/A
May 1 to May 31, 2025	—	$—	N/A	N/A
June 1 to June 30, 2025	958	$5.82	N/A	N/A
Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Arq, Inc., as amended	10-Q	001-37822	3.1	May 8, 2024
3.2	Second Amended and Restated Certificate of Incorporation of Advanced Emissions Solutions, Inc.	10-Q	000-54992	3.1	August 9, 2013
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective February 1, 2024	8-K	001-37822	3.1	January 31, 2024
3.4	Certificate of Designations of Series A Preferred Stock	8-K	001-37822	3.1	February 1, 2023
3.5	Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock of Advanced Emissions Solutions, Inc.	8-K	001-37822	3.1	May 8, 2017
10.1	Amendment No. 1 to Credit, Security and Guaranty Agreement, dated as of December 27, 2024, by and among Arq, Inc., certain subsidiaries of Arq, Inc., MidCap Funding IV Trust as agent, and the lenders from time to time party thereto.†,***	10-Q	001-37822	10.2	May 7, 2025
10.2	Employment Agreement by and between Jay Voncannon and Arq, Inc., dated effective April 2, 2025.**, ***	8-K	001-37822	10.1	April 2, 2025
10.3	Eighth Amendment to Tax Asset Protection Plan dated as of April 8, 2025, by and between the Company and Computershare Trust Company, N.A., as rights agent.	8-K	001-37822	4.1	April 11, 2025
31.1	Certification of Principal Executive Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Principal Financial Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Arq, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
95.1	Mine Safety Disclosure Exhibit*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
Notes:
*    Filed herewith.
**    Management contract or compensatory plan or arrangement.
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

Arq, Inc.
(Registrant)

August 11, 2025	By:	/s/ Robert Rasmus
Robert Rasmus
Chief Executive Officer
(Principal Executive Officer)

August 11, 2025	By:	/s/ Jay Voncannon
Jay Voncannon
Chief Financial Officer
(Principal Financial Officer)