Form 10-Q
period 2025-09-30
Arq, Inc.
filed 2025-11-05
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes  ☐    No  ☒
As of November 3, 2025, there were 42,693,884 outstanding shares of Arq, Inc. common stock, par value $0.001 per share.

Part I. – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Arq, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$7,026	$13,516
Receivables, net	14,364	14,876
Inventories, net	15,744	19,314
Prepaid expenses and other current assets	6,793	4,650
Total current assets	43,927	52,356
Restricted cash, long-term	8,467	8,719
Property, plant and equipment, net of accumulated depreciation of $32,429 and $26,619, respectively	180,724	178,564
Other long-term assets, net	44,828	44,729
Total Assets	$277,946	$284,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,114	$21,017
Revolving credit facility	15,951	13,828
Current portion of long-term debt obligations	1,102	1,624
Other current liabilities	9,651	8,184
Total current liabilities	39,818	44,653
Long-term debt obligations, net of current portion	8,801	9,370
Other long-term liabilities	12,173	13,069
Total Liabilities	60,792	67,092
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: par value of $0.001 per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock: par value of $0.001 per share, 100,000,000 shares authorized, 47,307,611 and 46,639,930 shares issued, and 42,689,465 and 42,021,784 shares outstanding at September 30, 2025 and December 31, 2024, respectively	47	47
Treasury stock, at cost: 4,618,146 and 4,618,146 shares as of September 30, 2025 and December 31, 2024, respectively	(47,692)	(47,692)
Additional paid-in capital	200,948	198,487
Retained earnings	63,851	66,434
Total Stockholders’ Equity	217,154	217,276
Total Liabilities and Stockholders’ Equity	$277,946	$284,368

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$35,074	$34,774	$90,905	$81,919

Cost of revenue, exclusive of depreciation and amortization	24,965	21,339	61,363	52,279

Operating expenses:
Selling, general and administrative	4,624	8,058	16,595	22,735
Research and development	2,566	787	6,137	3,341
Depreciation, amortization, depletion and accretion	3,758	2,716	8,424	6,090
(Gain) loss on sale of assets	—	(154)	118	(154)
Total operating expenses	10,948	11,407	31,274	32,012
Operating (loss) income	(839)	2,028	(1,732)	(2,372)
Other income (expense):
Earnings from equity method investments	83	127	238	127
Interest expense	(587)	(806)	(1,905)	(2,426)
Other income	690	268	816	931
Total other income (expense)	186	(411)	(851)	(1,368)
(Loss) income before income taxes	(653)	1,617	(2,583)	(3,740)
Income tax expense	—	—	—	30
Net (loss) income	$(653)	$1,617	$(2,583)	$(3,770)
(Loss) income per common share (Note 1):
Basic	$(0.02)	$0.04	$(0.06)	$(0.11)
Diluted	$(0.02)	$0.04	$(0.06)	$(0.11)
Weighted-average number of common shares outstanding:
Basic	41,606	36,124	41,478	34,085
Diluted	41,606	37,442	41,478	34,085

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2025	46,639,930	$47	(4,618,146)	$(47,692)	$198,487	$66,434	$217,276
Stock-based compensation	142,683	—	—	—	736	—	736
Repurchase of common shares to satisfy minimum tax withholdings	(214)	—	—	—	(42)	—	(42)
Net income	—	—	—	—	—	203	203
Balances, March 31, 2025	46,782,399	$47	(4,618,146)	$(47,692)	$199,181	$66,637	$218,173
Stock-based compensation	414,763	—	—	—	734	—	734
Repurchase of common shares to satisfy minimum tax withholdings	(958)	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	(2,133)	(2,133)
Balances, June 30, 2025	47,196,204	$47	(4,618,146)	$(47,692)	$199,909	$64,504	$216,768
Stock-based compensation	113,436	—	—	—	1,053	—	1,053
Repurchase of common shares to satisfy minimum tax withholdings	(2,029)	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	(653)	(653)
Balances, September 30, 2025	47,307,611	$47	(4,618,146)	$(47,692)	$200,948	$63,851	$217,154

	Common Stock		Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2024	37,791,084	$38	(4,618,146)	$(47,692)	$154,511	$71,543	$178,400
Stock-based compensation	81,253	—	—	—	782	—	782
Repurchase of common shares to satisfy minimum tax withholdings	(104,163)	—	—	—	(599)	—	(599)
Exercise of warrant, net	324,955	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,419)	(3,419)
Balances, March 31, 2024	38,093,129	$38	(4,618,146)	$(47,692)	$154,694	$68,124	$175,164
Stock-based compensation	(43,566)	—	—	—	653	—	653
Issuance of common stock related to private placement transaction, net of offering costs	2,142,858	2	—	—	14,949	—	14,951
Issuance of common stock to related party	422,221	1	—	—	799	—	800
Net loss	—	—	—	—	—	(1,968)	(1,968)
Balances, June 30, 2024	40,614,642	$41	(4,618,146)	$(47,692)	$171,095	$66,156	$189,600
Stock-based compensation	580,826	1	—	—	749	—	750
Issuance of common stock in public offering, net of offering costs	5,485,500	5	—	—	26,654	—	26,659
Repurchase of common shares to satisfy minimum tax withholdings	(28,907)	—	—	—	(510)	—	(510)
Net income	—	—	—	—	—	1,617	1,617
Balances, September 30, 2024	46,652,061	$47	(4,618,146)	$(47,692)	$197,988	$67,773	$218,116

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(2,583)	$(3,770)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, depletion and accretion	8,424	6,090
Stock-based compensation expense	2,523	2,185
Operating lease expense	1,797	1,518
Amortization of debt discount and debt issuance costs	266	450
Loss (gain) on sale of long-term assets, net	118	(154)
Earnings from equity method investments	(238)	(127)
Other non-cash items, net	(704)	(113)
Changes in operating assets and liabilities:
Receivables, net	1,196	(399)
Prepaid expenses and other assets	(2,326)	1,812
Inventories, net	2,906	2,486
Other long-term assets, net	(2,367)	(1,366)
Accounts payable and accrued expenses	(8,900)	(2,611)
Other current liabilities	687	1,467
Operating lease liabilities	(435)	(1,255)
Other long-term liabilities	(336)	(945)
Net cash provided by operating activities	28	5,268
Cash flows from investing activities
Acquisition of property, plant, equipment and intangible assets, net	(7,793)	(42,210)
Acquisition of mine development costs	(292)	(167)
Distributions from equity method investees in excess of cumulative earnings	238	127
Proceeds from sale of property and equipment	—	150
Net cash used in investing activities	(7,847)	(42,100)
Cash flows from financing activities
Borrowings on revolving credit facility	96,683	—
Repayments of revolving credit facility	(94,560)	—
Principal payments on notes payable	(592)	(404)
Principal payments on finance lease obligations	(392)	(838)
Repurchase of common stock to satisfy tax withholdings	(62)	(1,109)
Net proceeds from common stock issued in public offering	—	26,659
Net proceeds from common stock issued in private placement transactions	—	14,951
Net proceeds from common stock issued to related party	—	800
Net cash provided by financing activities	1,077	40,059
(Decrease) increase in Cash and Restricted Cash	(6,742)	3,227
Cash and Restricted Cash, beginning of period	22,235	54,153
Cash and Restricted Cash, end of period	$15,493	$57,380
Supplemental disclosure of non-cash investing and financing activities:
Change in accrued purchases for property and equipment	$1,279	$8,199
Purchase of property and equipment through note payable	$—	$258
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
(Loss) Earnings Per Share
Basic (loss) earnings per share is computed using the weighted-average number of shares of the Company's common stock outstanding during the reporting period. Diluted (loss) earnings per share is computed in a manner consistent with that of basic earnings per share, while considering the impact of common stock equivalents from other potentially dilutive securities.
For the three and nine months ended September 30, 2025 and September 30, 2024, potentially dilutive securities consist of unvested restricted stock awards ("RSAs"), stock options, and contingent performance stock units ("PSUs").

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the calculations of basic and diluted (loss) earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net (loss) income	$(653)	$1,617	$(2,583)	$(3,770)

Basic weighted-average number of common shares outstanding	41,606	36,124	41,478	34,085
Add: dilutive effect of equity instruments	—	1,318	—	—
Diluted weighted-average shares outstanding	41,606	37,442	41,478	34,085
(Loss) earnings per share - basic	$(0.02)	$0.04	$(0.06)	$(0.11)
(Loss) earnings per share - diluted	$(0.02)	$0.04	$(0.06)	$(0.11)
For the three and nine months ended September 30, 2025 and 2024, potentially dilutive securities of 2.7 million and 0.3 million and 2.6 million and 2.5 million shares of common stock, respectively, are outstanding but are not included in the calculation of diluted net (loss) earnings per share because the effect would be anti-dilutive.
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
Seasonality
The timing of the sale of the Company's products is dependent upon several factors. Power generation is weather dependent, with electricity and steam production varying in response to heating and cooling demands. As a result, the Company's revenue is generally higher in the first and third fiscal quarters during the warmer and colder months of the year. Abnormally high and low temperatures during the summer and winter months, respectively, may significantly increase coal consumption for electricity generation and warmer temperatures may cause increased impurities within various municipalities' water sources and thus increase the demand for the Company's products. Additionally, power generating units routinely schedule maintenance outages in the spring and/or fall depending on the operation of their boilers. During the period in which an outage may occur, which may range from one week to over a month, the Company's product sales may decrease.
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
Demand for the Company's water purification products is driven largely from municipal water treatment facilities. Depending on weather conditions and other environmental factors, the summer months historically have the highest demand for the Company's products used in water treatment. One of the major uses for PAC is for the treatment of taste and odor impurities caused by organic contaminants and natural materials in water that predominantly degrade during the summer months. Additionally, the rainy season generally results in more demand from water municipalities due to rain run-off and increased contaminated water volume.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
New Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ("ASU 2023-09"). ASU 2023-09 requires entities to disclose: (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. This update also makes several other changes to the income tax disclosure requirements. For public entities, the amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and are required to be applied prospectively, but retrospective application is permitted. The Company intends to adopt ASU 2023-09 on a retrospective basis for the year ending December 31, 2025 and does not expect its adoption to have a material impact on the Company's consolidated financial statement disclosures.
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
Note 2 - Inventories, net
The following table summarizes the Company's inventories as of September 30, 2025 and December 31, 2024:

	As of
(in thousands)	September 30, 2025	December 31, 2024
Product inventory, net	$8,238	$11,166
Raw material inventory	7,506	8,148
Total inventories, net	$15,744	$19,314
Note 3 - Revenue
For the three and nine months ended September 30, 2025 and 2024, all material performance obligations related to revenue recognized were satisfied at a point in time.
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
Contract assets
Contract assets comprise unbilled receivables from customers and are included in Receivables, net in the Condensed Consolidated Balance Sheets. Unbilled receivables represent a conditional right to consideration in exchange for goods or services transferred to a customer. The Company did not have material unbilled receivables or other contract assets outstanding as of September 30, 2025 and December 31, 2024.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table shows the components of the Company's Receivables, net:

	As of
(in thousands)	September 30, 2025	December 31, 2024
Trade receivables, net	$13,679	$13,265
Other	685	1,611
Receivables, net	$14,364	$14,876
Contract liabilities
Contract liabilities comprise deferred revenue, which represents an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer and, if deliverable within one year or less, are included in "Other current liabilities" in the Condensed Consolidated Balance Sheets and, if deliverable outside of one year, are included in "Other long-term liabilities" in the Condensed Consolidated Balance Sheets. The Company did not have material contract liabilities outstanding as of September 30, 2025 and December 31, 2024.
Note 4 - Debt Obligations

	As of
(in thousands)	September 30, 2025	December 31, 2024
Revolving credit agreement	$15,951	$13,828
CTB Loan due January 2036	8,552	8,983
Finance lease obligations	390	1,269
Other	1,204	1,004
	26,097	25,084
Unamortized debt discounts	(23)	(24)
Unamortized debt issuance costs	(220)	(238)
	25,854	24,822
Less: Current maturities	(17,053)	(15,452)
Total long-term debt obligations	$8,801	$9,370
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
On May 6, 2025, the Company entered into an amendment to the Revolving Credit Agreement, which provided for, among other things, a revision to the borrowing availability calculation and a reduction in the minimum liquidity requirement for the period beginning May 6, 2025 through November 30, 2025. As of December 1, 2025, the minimum liquidity requirement returns to $5.0 million.
As of September 30, 2025, the Company's net borrowings under the Revolving Credit Facility totaled $16.0 million.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 - Leases
The Company's operating and finance lease right-of-use ("ROU") assets and liabilities as of September 30, 2025 and December 31, 2024 consisted of the following items:

	As of
(in thousands)	September 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets, net of accumulated amortization (1)	$8,880	$9,312

Operating lease obligations, current	$2,588	$2,081
Long-term operating lease obligations	6,519	7,460
Total operating lease obligation	$9,107	$9,541

Finance Leases
Finance lease right-of-use assets, net of accumulated amortization (2)	$331	$824

Finance lease obligations, current	$226	$855
Long-term finance lease obligations	164	414
Total finance lease obligations	$390	$1,269
(1) Operating lease ROU assets are reported net of accumulated amortization of $6.1 million and $4.5 million as of September 30, 2025 and December 31, 2024, respectively.
(2) Finance lease ROU assets are reported net of accumulated amortization of $2.7 million and $3.2 million as of September 30, 2025 and December 31, 2024, respectively.
Operating leases
ROU assets under operating leases are included in the "Other long-term assets" line item, and operating lease liabilities are included in "Other current liabilities" and "Other long-term liabilities" line items, respectively, in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.
Lease expense for operating leases for the three and nine months ended September 30, 2025 was $1.4 million and $3.8 million, respectively, of which $1.2 million and $3.2 million, respectively, is included in the "Cost of revenue, exclusive of depreciation and amortization" line item, and $0.2 million and $0.6 million, respectively, is included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations for those periods.
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
Finance leases
ROU assets under finance leases are included in the "Property, plant and equipment" line item, and finance lease liabilities are included in the "Current portion of long-term debt" and "Long-term debt, net of current portion" line items, respectively, in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.
Interest expense related to finance lease obligations and amortization of ROU assets under finance leases are included in the "Interest expense" and "Depreciation, amortization, depletion and accretion" line items, respectively, in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Lease financial information as of and for the three and nine months ended September 30, 2025 and 2024 is provided in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$124	$46	$341	$466
Interest on lease liabilities	33	50	104	149
Operating lease cost	924	773	2,685	2,448
Short-term lease cost	395	437	928	1,220
Variable lease cost (1)	76	104	162	313
Total lease cost	$1,552	$1,410	$4,220	$4,596

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			$104	$149
Operating cash flows from operating leases			$1,801	$1,512
Financing cash flows from finance leases			$392	$838
Right-of-use assets obtained in exchange for new operating lease liabilities			$1,366	$257
Weighted-average remaining lease term - finance leases			1.5 years	1.2 years
Weighted-average remaining lease term - operating leases			6.8 years	7.4 years
Weighted-average discount rate - finance leases			8.9%	6.4%
Weighted-average discount rate - operating leases			11.9%	12.4%
(1) Primarily includes common area maintenance, property taxes and insurance payable to lessors.
Note 6 - Commitments and Contingencies
Surety Bonds and Restricted Cash
As the owner of the Five Forks Mine, the Company is required to post a surety bond with a regulatory commission related to performance requirements associated with the Five Forks Mine. As of September 30, 2025, the amount of this surety bond was $7.5 million.
The Company leases land adjacent to the Corbin Facility and is required to post surety bonds with a regulatory commission for reclamation. As of September 30, 2025, the amount of these surety bonds was $3.0 million.
The Company holds permits for an abandoned mine in West Virginia ("Mine 4") and is required to post a surety bond with a regulatory commission for reclamation. As of September 30, 2025, the amount of this surety bond was $0.7 million.
As of September 30, 2025 and December 31, 2024, the Company posted cash collateral of $8.5 million and $8.5 million, respectively, as required by the Company's surety bond providers, which is reported as long-term restricted cash in the Condensed Consolidated Balance Sheets. As of September 30, 2025, the Company holds a deposit of $0.4 million with a third party for collateral as required under a bonding arrangement for Mine 4. This deposit is included in "Other long-term assets, net" in the Condensed Consolidated Balance Sheets as of September 30, 2025.
The Company has a customer supply agreement that requires the Company to post a performance bond in an amount equal to the annual contract value of $4.0 million. As of September 30, 2025, the remaining commitment under this customer contract, which expires on December 31, 2025, was approximately $1.7 million.

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
As of September 30, 2025 and December 31, 2024, the Company had a contractual obligation (the "Tinuum Group Obligation") of $1.7 million for its share of certain contingent liabilities of Tinuum Group as required under the Distribution and Repayment Agreement (the "Repayment Agreement") that was executed in December 2022 by the Company and certain owners of Tinuum Group. In the event that the Tinuum Group Obligation is discharged in its entirety or settled for an amount that is less than the total Tinuum Group Obligation, the Company will recognize future equity earnings for the difference in its contractual obligation amount and its pro rata share of the actual payment made by Tinuum Group, if any, for the Tinuum Group Obligation. The Tinuum Group Obligation is included in the "Other current liabilities" line item in the Condensed Consolidated Balance Sheets.
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
On February 7, 2025, the Company announced that it had commenced legal proceedings against the firm engaged for design of the GAC facility constructed at the Red River Plant (the "GAC Facility"). The proceedings were commenced in the U.S. District Court, Western District of Louisiana, Shreveport Division. The Company believes that the design firm was, among other things, negligent and breached its contract with the Company and as a direct result, the Company suffered material damages including a material increase in costs and time delays associated with the project versus original forecasts. The Company seeks to recover damages resulting from such negligence and contractual breaches.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of Prepaid expenses and other current assets and Other long-term assets, net as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	September 30, 2025	December 31, 2024
Prepaid expenses and other current assets:
Prepaid expenses	$3,497	$2,021
Prepaid lender fees, net (1)	1,484	982
Prepaid income taxes and income tax refunds	159	233
Other	1,653	1,414
Total prepaid expenses and other current assets	$6,793	$4,650

Other long-term assets, net:
Spare parts, net	$11,721	$11,178
Right of use assets, operating leases, net	8,880	9,312
Intangible assets, net	7,285	7,569
Mine development costs, net	6,910	7,010
Upfront Customer Consideration (2)	5,878	5,459
Mine reclamation asset, net	1,533	1,620
Other	2,621	2,581
Total other long-term assets, net	$44,828	$44,729
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
As of September 30, 2025 and December 31, 2024, Other includes the Highview Investment in the amount of $0.6 million that is carried at cost, less impairment, plus or minus observable changes in price for identical or similar investments of the same issuer.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	September 30, 2025	December 31, 2024
Other current liabilities:
Current portion of operating lease obligations	$2,588	$2,081
Sales, use and other taxes payable	1,484	2,325
Current portion of mine reclamation liability	1,037	1,037
Other (1)	4,542	2,741
Total other current liabilities	$9,651	$8,184

Other long-term liabilities:
Operating lease obligations, long-term	$6,519	$7,460
Mine reclamation liabilities	5,472	5,242
Other	182	367
Total other long-term liabilities	$12,173	$13,069
(1) Included in Other current liabilities as of September 30, 2025 and December 31, 2024 is $1.7 million for the Tinuum Group Obligation as discussed in Note 6.
As of September 30, 2025 and December 31, 2024, the ARO related to the Five Forks Mine is included in Other long-term liabilities.
The Mine reclamation liabilities represent AROs. Changes in the AROs were as follows:

	As of
(in thousands)	September 30, 2025	December 31, 2024
Asset retirement obligations, beginning of period	$6,279	$6,163
Accretion	383	666
Liabilities settled	(153)	(77)
Changes due to scope and timing of reclamation	—	(473)
Asset retirement obligations, end of period	6,509	6,279
Less current portion	1,037	1,037
Asset retirement obligations, long-term	$5,472	$5,242

Supplemental Income Statement Information
Tinuum Group, LLC
As of September 30, 2025 and December 31, 2024, the Company's ownership interest in Tinuum Group, an equity method investment, was 42.5%. For the three and nine months ended September 30, 2025, the Company recognized earnings from Tinuum Group of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized earnings from Tinuum Group of $0.1 million. In 2025, Tinuum Group, LLC has continued to wind down its operations.
For the three and nine months ended September 30, 2025, the Company recognized expense of $0.1 million and $0.3 million, respectively, in Cost of revenue, exclusive of depreciation and amortization, related to royalties owed to Tinuum Group under an agreement for certain of the Company's sales of M-ProveTM products. For the three and nine months ended September 30, 2024, the Company recognized expense of $0.2 million and $0.7 million, respectively, in Cost of revenue, exclusive of depreciation and amortization, related to royalties owed to Tinuum Group under an agreement for certain of the Company's sales of M-ProveTM products.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8 - Stockholders' Equity
Stock Repurchase Program
On August 12, 2025, the Company's Board of Directors voted to terminate the Company's $20.0 million stock repurchase program, of which $7.0 million was remaining. The Company ceased repurchases under the stock repurchase program during the three months ended March 31, 2020. No shares were repurchased during the three and nine months ended September 30, 2025 or 2024.
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
Total stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
RSA expense	$683	$483	$1,724	$1,268
PSU expense	309	206	618	735
Stock option expense	61	61	181	182
Total stock-based compensation expense	$1,053	$750	$2,523	$2,185

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The amount of unrecognized compensation cost as of September 30, 2025, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of September 30, 2025
(in thousands, except years)	Unrecognized Compensation Cost	Expected Weighted- Average Period of Recognition (in years)
RSA expense	$4,427	1.79
PSU expense	1,446	1.07
Stock option expense	193	0.79
Total unrecognized stock-based compensation expense	$6,066	1.59
Restricted Stock Awards
RSAs are typically granted with vesting terms of three years. The fair value of RSAs is determined based on the closing price of the Company's common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for RSAs is generally recognized on a straight-line basis over the entire vesting period.
A summary of RSA activity under the Company's various stock compensation plans for the nine months ended September 30, 2025 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2025	732,555	$4.99
Granted	675,995	$4.94
Vested	(347,557)	$4.91
Forfeited	(26,937)	$4.72
Non-vested at September 30, 2025	1,034,056	$4.99
Performance Share Units
Compensation expense for PSUs is recognized on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant. The estimated fair value at the date of grant is determined using a Monte Carlo simulation model for those PSUs with market-based performance conditions. A summary of PSU activity for the nine months ended September 30, 2025 is presented below:

	Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
PSUs outstanding at January 1, 2025	877,045	$2.94
Granted	141,064	$7.11
Vested / Settled (1)	(33,619)	$9.11
Forfeited / Canceled	(5,643)	$9.59
PSUs outstanding at September 30, 2025	978,847	$3.29	$7,009	1.03
(1) The number of units shown in the table above are based on target performance. The final number of shares of common stock issued may vary depending on the achievement of market or performance conditions established within the awards, which could result in the actual number of shares issued ranging from zero to a maximum of two times the number of units shown in the above table. For the nine months ended September 30, 2025, 21,824 shares of common stock were issued upon vesting of PSUs, net of shares withheld for settlement of payroll tax withholding obligations.

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
A summary of stock option activity for the nine months ended September 30, 2025 is presented below:

	Number of Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2025	1,000,000	$3.00
Options granted	—	—
Options exercised	—	—
Options expired / forfeited	—	—
Options outstanding at September 30, 2025	1,000,000	$3.00	$4,160	7.79
Options vested and exercisable at September 30, 2025	666,666	$3.00	$2,773	7.79
Note 10 - Income Taxes
For the three and nine months ended September 30, 2025 and 2024, the Company's income tax expense and effective tax rates are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for rate)	2025	2024	2025	2024
Income tax expense	$—	$—	$—	$30
Effective tax rate	—%	—%	—%	1%
The Company recognized pretax losses for the three months ended September 30, 2025 and nine months ended September 30, 2025, but recognized no income tax benefit due to the recording of a full valuation allowance on its deferred tax assets. As a result, the effective rate for the three and nine months ended September 30, 2025 was zero.
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
The Company's chief executive officer is its chief operating decision maker ("CODM"). The CODM assesses performance for the APT segment and decides how to allocate resources based on net income that also is reported on the Condensed Consolidated Statements of Operations as consolidated net income. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets.
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
Products and services
The Company operates in one segment, APT, and all revenue reported represents sales of APT products to external customers and are presented in the Condensed Consolidated Statements of Operations.
Geographic areas
The Company is domiciled in the U.S. The table below shows revenue by country for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
United States	$33,279	$33,206	$85,219	$76,289
Canada	1,795	1,568	5,686	5,630
Total	$35,074	$34,774	$90,905	$81,919
Note 12 - Subsequent Events
Unless disclosed elsewhere in the notes to the Condensed Consolidated Financial Statements, there were no significant matters that occurred subsequent to September 30, 2025.

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
Our primary products are comprised of AC, which is produced from a variety of carbonaceous raw materials. Our AC products include both powdered activated carbon ("PAC") and granular activated carbon ("GAC"). Additionally, we own the Five Forks Mine, a lignite mine located in Saline, Louisiana, that currently supplies the primary raw material for the manufacturing of our products. We also control bituminous coal waste reserves and own a manufacturing facility, both located in Corbin, Kentucky (the "Corbin Facility"), and a process to recover and purify the bituminous coal fines for sale or further conversion to GAC products. Using the Corbin Facility's manufacturing process, we convert coal waste into a purified, microfine carbon powder known as Arq powderTM ("Arq Powder"). On August 6, 2025, we announced that we had reached initial commercial production levels at our Red River Plant's GAC Facility (the "Red River Project"), enabling us to use Arq Powder and other bituminous coal fines as a feedstock to manufacture high-quality GAC products for sale in the APT and other markets. The initial production ramp-up of the Red River Project was adversely impacted during the third quarter of 2025 by previously disclosed design flaws in our GAC Facility, both alone as well as in combination with the inherent variability of the Arq Powder feedstock used to manufacture our GAC products. As a result of these adverse impacts, we now expect to reach GAC nameplate capacity around mid-year 2026. We now also expect our final investment decision with respect to a potential second GAC line at our Red River Plant to coincide with reaching GAC nameplate capacity in mid-year 2026.
In addition to its use as a feedstock for our GAC products, we believe Arq Powder has additional potential to enable us to access new markets and applications. We intend to secure customer interest in Arq Powder as an additive into other markets, such as components for asphalt, or for use in the purified coal and synthetic graphite industries. In addition, we are exploring uses for certain rare earth minerals and critical elements that can be isolated during the manufacturing process at our Corbin Facility for use in a variety of applications. These applications are currently in various stages of proof of concept testing or preliminary customer testing.
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
For the three and nine months ended September 30, 2025, we experienced an increase in demand for our products from certain coal-fired dispatch and electricity power generation customers compared to the same period in 2024. This was primarily due to higher natural gas prices in 2025, resulting in several large utility customers opting to use coal versus natural gas as a primary source for power generation, and the year to date impact of moderate to severe temperatures during the winter and summer seasons, resulting in higher demand for power generation compared to 2024. Additionally, demand for power generation has and continues to grow driven by macroeconomic trends, such as increased consumption related to data and computer centers, electric vehicles, and other large scale power consumers. We expect that natural gas prices will remain relatively consistent through 2025 due to increased demand for liquid natural gas exports, offset by increases in anticipated natural gas inventory levels.

On April 10, 2024, the United States Environmental Protection Agency ("EPA") issued its first nationally enforceable PFAS National Primary Drinking Water Regulation, confirming a material tightening to an existing framework of guidance and regulations relating to the control and limitation of PFAS in municipal water. The regulatory changes were anticipated to phase in over an approximate five-year period; however, the EPA has indicated that it will potentially extend the compliance date from 2029 to 2031. We expect the implementation of the announced regulations will drive a material increase in GAC demand in the water purification market.
Results of Operations
For the three and nine months ended September 30, 2025, we recognized net loss of $0.7 million and $2.6 million, compared to net income of $1.6 million and net loss of $3.8 million for the three and nine months ended September 30, 2024, respectively. The most significant factors impacting results between periods for the three months ended September 30, 2025 and September 30, 2024 were increases in revenue due to improved pricing and demand for our products, offset by increased cost of revenue due to fixed production costs associated with initial production at our GAC Facility. Additionally, our results for the three and nine months ended September 30, 2025 were impacted by increased research and development expense attributed to pre-production testing and development of our GAC Facility and depreciation expense, partially offset by decreases in selling, general and administrative expenses.
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
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue and Cost of revenue
A summary of the components of Revenue and Cost of revenue, exclusive of depreciation and amortization for the three months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Revenue	$35,074	$34,774	$300	1%
Cost of revenue, exclusive of depreciation and amortization	$24,965	$21,339	$3,626	17%
Revenue and Cost of revenue
For the three months ended September 30, 2025, revenue increased from the comparable quarter in 2024 primarily driven by higher pricing, which contributed approximately $1.3 million of total revenue increase. The increase was offset by a decrease in volumes sold, causing a decrease of $0.9 million in revenue from the comparable quarter in 2024. The volume decreases were primarily attributable to the timing of sales between the three months ended June 30, 2025 and the three months ended September 30, 2025 in the water purification market. These decreases in volumes were largely offset by an overall increase in volumes sold to customers in the power-generation market, driven by continued higher natural gas prices between periods. The average Henry Hub natural gas spot prices ($/MMBtu) for the three months ended September 30, 2025 and 2024 were $3.03 and $2.11, respectively.
Gross margin, exclusive of depreciation and amortization, decreased primarily as a result of lower initial commercial phase GAC production volumes compared to higher fixed production costs at our Red River Plant and Corbin Facility, which previously had been recorded as general and administrative costs. Increased costs primarily related to direct labor, utilities, and equipment rental costs following the commencement of commercial operation of the GAC Facility. This resulted in an approximately $3.6 million increase in Cost of revenue, exclusive of depreciation and amortization for the three months ended September 30, 2025 compared to the comparable quarter in 2024.
We expect that revenue will continue to be positively impacted by our product price increases. As production of our GAC products at our Red River Plant increases, we expect that gross margin will improve as the impact of fixed production costs on our gross margin lessens. Further, we continue to focus on improving our product mix to higher margin products. Our revenues continue to be impacted by electricity demand driven by seasonal weather and power generation needs.

Operating Expenses
A summary of the components of our operating expenses for the three months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Operating expenses:
Selling, general and administrative	$4,624	$8,058	$(3,434)	(43)%
Research and development	2,566	787	1,779	*
Depreciation, amortization, depletion and accretion	3,758	2,716	1,042	38%
Gain on sale of assets	—	(154)	154	(100)%
	$10,948	$11,407	$(459)	(4)%
* Percent change in excess of 100% not considered meaningful.
Selling, General and Administrative
A summary of the components of selling, general and administrative expenses for the three months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Payroll and benefits	$1,089	$2,843	$(1,754)	(62)%
Legal and professional fees	1,128	1,430	(302)	(21)%
General and administrative	2,407	3,785	(1,378)	(36)%
Total Selling, general and administrative	$4,624	$8,058	$(3,434)	(43)%

Payroll and benefits
Payroll and benefits expense decreased for the three months ended September 30, 2025 compared to the corresponding quarter in 2024 by approximately $1.8 million, primarily due to $1.2 million driven by decreased accrued incentive compensation related to a revision to anticipated metric achievement, and $0.5 million related to the allocation of salaries and wages and benefits-related expenses for production personnel at our Corbin Facility, which was commissioned in the first quarter of 2025 and resumed operations in August 2025, to Cost of revenue, exclusive of depreciation and amortization.
Legal and professional fees
Legal and professional fees decreased for the three months ended September 30, 2025 compared to the corresponding quarter in 2024 primarily due to decreased consulting fees incurred, partially offset by legal fees incurred in connection with ongoing litigation during the during the three months ended September 30, 2025.
General and administrative
General and administrative expenses decreased for the three months ended September 30, 2025 compared to the corresponding quarter in 2024 by approximately $1.4 million, primarily due to a decrease in rent and occupancy expenses due to the allocation of expense related to our lease of the Corbin Facility to Cost of revenue, exclusive of depreciation and amortization due to initial production runs during the quarter. Additional decreases during the three months ended September 30, 2025 were due to lower expenses associated with third-party services, state franchise taxes, sales and use taxes, and director fees.
Research and development
Research and development expense increased for the three months ended September 30, 2025 compared to the corresponding quarter in 2024 by 1.8 million, primarily due to feedstock consumed and other expenses incurred related to outside services engaged during the three months ended September 30, 2025 related to pre-commencement testing of the GAC Facility prior to reaching commercial production on August 6, 2025.
Depreciation, amortization, depletion and accretion
Depreciation, amortization depletion and accretion expense increased by approximately $1.0 million for the three months ended September 30, 2025 compared to the corresponding quarter in 2024, primarily due to a significant amount of plant and equipment placed in service upon commissioning of our GAC Facility, partially offset by decreased depreciation expense related to a lower finance lease right of use asset base.
Other Income (Expense)
A summary of the components of other (expense) income for the three months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Other income (expense):
Earnings from equity method investments	$83	$127	$(44)	(35)%
Interest expense	(587)	(806)	219	(27)%
Other income	690	268	422	*
Total other income (expense)	$186	$(411)	$597	*
* Percent change in excess of 100% not considered meaningful.
Earnings from equity method investments
Earnings from equity method investments for the three months ended September 30, 2025 and 2024 represented cash distributions from Tinuum Group. Tinuum Group continues to wind down its operations in 2025.
Interest expense
Interest expense decreased for the three months ended September 30, 2025 compared to the corresponding quarter in 2024 primarily due to lower average interest rates on the Company's outstanding debt facilities, partially offset by higher average outstanding balances in the current quarter.
Other income
Other income increased for the three months ended September 30, 2025 compared to the corresponding quarter in 2024 primarily due to a gain of $0.7 million related to an insurance claim related to mining equipment at our Five Forks Mine recognized in the three months ended September 30, 2025, partially offset by lower interest income of $0.2 million due to lower average balances in our cash sweep accounts during the current quarter compared to the prior year quarter.
Income tax expense
For the three months ended September 30, 2025 and 2024, we had pretax loss of $0.7 million and pretax income of $1.6 million, respectively. For the three months ended September 30, 2025, we had an effective tax rate of zero and recorded no income tax benefit due to the recording of a full valuation allowance on our deferred tax assets. For the three months ended September 30, 2024, we recorded no income tax expense based on our forecast of pretax loss for the year ended December 31, 2024.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Total Revenue and Cost of revenue
A summary of the components of Revenue and Cost of revenue, exclusive of depreciation and amortization for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Revenue	$90,905	$81,919	$8,986	11%
Cost of revenue, exclusive of depreciation and amortization	$61,363	$52,279	$9,084	17%

Revenue and Cost of revenue
For the nine months ended September 30, 2025, revenue increased from the comparable period in 2024 primarily driven by higher pricing and increased volumes, which contributed revenue increases of approximately $5.7 million and $3.0 million, respectively. The increase in product sales volumes was in part due to demand from power generation customers primarily resulting from higher natural gas prices compared to the same period in 2024, which contributed to increased utilization of coal-fired generation and increased demand for our products. The average Henry Hub natural gas spot prices ($/MMBtu) for the nine months ended September 30, 2025 and 2024 were $3.45 and $2.11, respectively. In addition, revenue increased $0.3 million from the comparable period in 2024 from favorable product mix.
Gross margin, exclusive of depreciation and amortization, decreased for the nine months ended September 30, 2025 compared to the corresponding period in 2024. Gross margin for the nine months ended September 30, 2025 was primarily impacted by increases to Cost of revenue, exclusive of depreciation and amortization due to fixed production costs associated with the GAC Facility and amounts recognized upon completion of the Red River Project, as described above.
Operating Expenses
A summary of the components of our operating expense for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Operating expenses:
Selling, general and administrative	$16,595	$22,735	$(6,140)	(27)%
Research and development	6,137	3,341	2,796	84%
Depreciation, amortization, depletion and accretion	8,424	6,090	2,334	38%
Loss (gain) on sale of assets	118	(154)	272	*
	$31,274	$32,012	$(738)	(2)%
* Percent change in excess of 100% not considered meaningful.
Selling, General and Administrative
A summary of the components of selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Payroll and benefits	$4,752	$8,171	$(3,419)	(42)%
Legal and professional fees	4,269	4,436	(167)	(4)%
General and administrative	7,574	10,128	(2,554)	(25)%
Total Selling, general and administrative	$16,595	$22,735	$(6,140)	(27)%
Payroll and benefits
Payroll and benefits decreased for the nine months ended September 30, 2025 compared to the corresponding period in 2024 by approximately $3.4 million, primarily due to $1.6 million driven by the allocation of expense related to payroll and benefits associated with our Corbin Facility to Cost of revenue, exclusive of depreciation and amortization, as well as overall decreased salaries and wages, an additional $1.5 million due to decreased accrued incentive compensation related to a revision to anticipated metric achievement and approximately $0.2 million due to lower employer payroll tax expenses driven by decreases in other payroll expenses.
Legal and professional fees
Legal and professional fees decreased for the nine months ended September 30, 2025 compared to the corresponding period in 2024 primarily due to decreased consulting expenses, partially offset by legal fees incurred related to litigation costs during the nine months ended September 30, 2025.

General and administrative
General and administrative expenses decreased for the nine months ended September 30, 2025 compared to the corresponding period in 2024 by approximately $2.6 million. This decrease was primarily due to lower rent and occupancy expenses of $1.0 million during the nine months ended September 30, 2025, which was primarily due to allocation of expenses related to lease of the Corbin Facility site to Cost of revenue, exclusive of depreciation and amortization, as initial production runs began during the period. Additional decreases were due to lower expenses related to third-party services, state franchise taxes, sales and use taxes, licenses and fees, director fees, and advertising.
Research and development
Research and development expense increased for the nine months ended September 30, 2025 compared to the corresponding period in 2024 by approximately $2.8 million. The increase was primarily due to expenses related to feedstock consumed and outside services engaged during initial testing of the GAC Facility of $2.9 million and $0.6 million, respectively, during the nine months ended September 30, 2025. The increases were partially offset by expenses incurred in connection with conducting product qualification testing with potential lead-adopters as part of our ongoing GAC contracting process and increased research and development payroll costs during the nine months ended September 30, 2024, which expenses and costs were not repeated during the current period.
Depreciation, amortization, depletion and accretion
Depreciation, amortization, depletion and accretion expense increased by approximately $2.3 million for the nine months ended September 30, 2025 compared to the corresponding period in 2024, primarily due to decreased absorption in inventory of $1.9 million driven by lower inventory balances, partially offset by decreased amortization on intangible assets that were fully amortized during nine months ended September 30, 2025.
Loss on sale of assets
Loss on sale of assets for the nine months ended September 30, 2025 related to the disposal of construction assets no longer in use. Gain on sale of assets for the nine months ended September 30, 2024 related to a gain on the sale of equipment.
Other Income (Expense)
A summary of the components of other income (expense) for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Other income (expense):
Earnings from equity method investments	$238	$127	$111	87%
Interest expense	(1,905)	(2,426)	521	(21)%
Other income	816	931	(115)	(12)%
Total other income (expense)	$(851)	$(1,368)	$517	(38)%
Earnings from equity method investments
Earnings from equity method investments for the nine months ended September 30, 2025 and 2024 represented cash distributions from Tinuum Group. Tinuum Group continues to wind down its operations in 2025.
Interest expense
Interest expense decreased for the nine months ended September 30, 2025 compared to the corresponding quarter in 2024 primarily due to lower average interest rates on the Company's outstanding debt facilities, partially offset by higher average outstanding balances in the current period.
Other income
The decrease in Other income for the nine months ended September 30, 2025 was primarily driven by a decrease in interest income of $0.7 million due to lower balances in the Company's cash sweep accounts during the current period compared to the prior year period, partially offset by a gain related to an insurance claim related to equipment at our Five Forks Mine during the nine months ended September 30, 2025.

Income tax expense
For the nine months ended September 30, 2025 and 2024, we had pretax losses of $2.6 million and $3.7 million, respectively. For the nine months ended September 30, 2025, we had an effective tax rate of zero and recorded no income tax benefit due to the recording of a full valuation allowance on our deferred tax assets. For the nine months ended September 30, 2024 we had an effective tax rate of 1% as result of recording out of period state income tax expense related to a state assessment, but we recorded no federal income tax benefit for this period due to the recording of a full valuation allowance on our deferred tax assets.

Non-GAAP Financial Measures
To supplement our financial information presented in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), we provide certain supplemental financial measures, including EBITDA and Adjusted EBITDA, which are measurements that are not calculated in accordance with U.S. GAAP. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and Adjusted EBITDA is defined as EBITDA reduced by non-cash gains, increased by GAC Facility pre-production feedstock, share-based compensation expense, other non-cash losses and non-recurring costs and fees. EBITDA and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net (loss) income in accordance with U.S. GAAP as a measure of performance. See below for a reconciliation from net (loss) income, the nearest U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA.
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
EBITDA and Adjusted EBITDA:
The following table reconciles net (loss) income, our most directly comparable as-reported financial measure calculated in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(653)	$1,617	$(2,583)	$(3,770)
Depreciation, amortization, depletion and accretion	3,758	2,716	8,424	6,090
Amortization of Upfront Customer Consideration	127	127	381	381
Interest expense, net	586	600	1,842	1,638
Income tax expense	—	—	—	30
EBITDA	$3,818	$5,060	$8,064	$4,369
Share-based compensation(1)	1,053	750	2,523	2,185
GAC Facility pre-production feedstock(2)	982	—	2,879	—
Gain on insurance proceeds(3)	(685)	—	(685)	—
Financing costs	—	228	—	228
(Gain) loss on sale of assets	—	(154)	118	(154)
Adjusted EBITDA	$5,168	$5,884	$12,899	$6,628
(1)Represents non-cash stock-based compensation expenses that are included within "Cost of revenue, exclusive of depreciation and amortization" and "Selling, general and administrative" expenses in the Condensed Consolidated Statements of Operations. Previously reported Adjusted EBITDA for the three and nine months ended September 30, 2024 has been revised to include non-cash stock-based compensation expense.
(2)Represents expenses related to feedstock utilized in pre-production testing of our GAC Facility during the three and nine months ended September 30, 2025 included within "Research and development" expense in the Condensed Consolidated Statements of Operations.
(3)Represents non-cash gain related to an insurance claim related to equipment at our Five Forks Mine during the three and nine months ended September 30, 2025 included within "Other income" in the Condensed Consolidated Statements of Operations. We received the proceeds in October 2025.

Liquidity and Capital Resources
Current Resources and Factors Affecting Our Liquidity
As of September 30, 2025, our principal sources of liquidity included:
•cash on hand of $7.0 million, excluding $8.5 million of restricted cash primarily pledged as collateral under a surety bond agreement;
•availability under our secured revolving credit facility (the "Revolving Credit Facility"), described in Note 4 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report; and
•cash from operations.
As of September 30, 2025, our principal uses of liquidity included:
•capital expenditures, including those related to the Red River Plant expansion;
•our business operating expenses;
•payments on our lease obligations; and
•payments on our debt obligations.
Cash Flows
Cash and restricted cash decreased from $22.2 million as of December 31, 2024 to $15.5 million as of September 30, 2025. The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Cash and restricted cash provided by (used in):
Operating activities	$28	$5,268	$(5,240)
Investing activities	(7,847)	(42,100)	34,253
Financing activities	1,077	40,059	(38,982)
Net change in cash and restricted cash	$(6,742)	$3,227	$(9,969)
Cash flow from operating activities
Cash flows provided by operating activities for the nine months ended September 30, 2025 was zero, which represented a net decrease of $5.2 million from cash provided by operating activities for the nine months ended September 30, 2024 of $5.3 million. The net decrease in cash flow from operating activities was primarily attributable to net changes in working capital resulting in a decrease of $8.4 million in cash flow between periods, primarily due to increases in prepaid and other current asset balances and decreases in accounts payable and accrued expense balances. These decreases were partially offset by an increase in Depreciation, amortization, depletion and accretion of $2.3 million and a decrease in net loss for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 of $1.2 million.
Cash flow from investing activities
Cash flows used in investing activities decreased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 by $34.3 million primarily as a result of a decrease in property, plant and equipment additions of $34.4 million from construction activities related to the commissioning of our Red River Plant.
Cash flow from financing activities
Cash flows provided by financing activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 decreased by $39.0 million primarily due to net proceeds of $42.4 million from common stock placements completed in 2024, offset by an increase in net borrowings on debt facilities of $2.1 million and a decrease in repurchase of common stock to satisfy tax withholdings of $1.0 million.
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
Based on current operating levels, we expect that our cash on hand and borrowing availability under the Revolving Credit Facility as of September 30, 2025 will provide sufficient liquidity to fund operations for the next 12 months.

Capital expenditures
During the nine months ended September 30, 2025, we continued to incur capital spend for additional equipment, labor, and project costs towards the completion of the Red River Project. On August 6, 2025, we announced completion of the commissioning phase of the Red River Project and achieved the first commercial production of our new GAC products. We incurred additional cost in excess of our originally forecasted amounts, which were funded with cash on hand, borrowing availability under the Revolving Credit Facility, and ongoing cost reduction initiatives.
During the remainder of 2025, we expect our capital expenditures to primarily relate to plant maintenance and improvements, including with respect to increasing production to reach nameplate capacity of the Red River Plant. Capital expenditures planned for the remainder of 2025 are dependent on many factors, which may impact the timing and amount of capital expenditures.
In January 2025, we commissioned the Corbin Facility. In April 2025, after a review of required commissioning material and inventory requirements for the remainder of 2025, we elected to temporarily reduce operations at our Corbin Facility. We resumed operations at the Corbin Facility in August 2025.
Surety Bonds
As of September 30, 2025, we had outstanding surety bonds with regulatory commissions totaling $11.2 million primarily related to the Five Forks Mine and the Corbin Facility. As of September 30, 2025, and as required by our surety bond provider, we held restricted cash of $8.5 million pledged as collateral related to performance requirements required under indemnity agreements for the Five Forks Mine and the Corbin Facility. We expect that the obligations secured by these surety bonds will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related surety bonds may be released and collateral requirements may be reduced. However, in the event any surety bond is called, our indemnity obligations could require us to reimburse the surety bond provider.
Long Term Requirements
For a discussion of our long-term cash requirements, see Note 4 and Note 5 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.
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
(c)the potential operational and financial benefits of using lower-moisture coal to manufacture our GAC products;
(d)the anticipated effects from fluctuations in the pricing of our AC products;
(e)expected supply, demand and growth opportunities for our AC products and services, including our GAC products;
(f)the seasonal impact on our customers and their demand for our products;
(g)our ability to fund our business over the next twelve months;

(h)our ability to access new markets for our feedstocks, GAC and other products, including renewable natural gas, asphalt, purified coal, rare earth minerals and synthetic graphite markets;
(i)future growth in the industries in which we currently operate or intend to operate, including renewable natural gas;
(j)any future plant capacity expansions or site development projects, the timing thereof and our ability to finance any such projects;
(k)the effectiveness of our technologies and products and the benefits they provide, including in potential new markets and applications;
(l)the timing of awards or extensions of, and work and related testing under, our contracts and agreements and their value;
(m)our ability to contract remaining GAC product volumes;
(n)future cash flows, profitability and other potential benefits expected from our GAC business;
(o)the future profitability and sustainability of our PAC business;
(p)the timing and amounts of or changes in future revenue, funding for our business and projects, margins, expenses, earnings, tax rates, cash flows, working capital, liquidity and other financial and accounting measures;
(q)the performance of obligations secured by our surety bonds;
(r)the amount, use and timing of future capital expenditures needed to fund our business plan and total anticipated capital expenditures for the current fiscal year;
(s)the impact of domestic and international tariffs on our business and the wider AC market;
(t)our ability to capitalize on potentially favorable market conditions;
(u)the adoption and scope of regulations to control certain chemicals in drinking water and other environmental concerns and the impact of such regulations on our customers' and our businesses, including any increase or decrease in demand and sales of our AC products resulting from such regulations;
(v)our near-term priorities and objectives and our long-term outlook regarding the growth of our business; and
(w)the impact of prices of competing power generation sources such as natural gas and renewable energy on demand for our products.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We previously maintained a stock repurchase program (the “Repurchase Program”) which authorized us to repurchase up to $20.0 million of shares of our common stock through open market transactions at prevailing market prices. On August 12, 2025, our Board of Directors terminated the Repurchase Program, of which $7.0 million remained at the time of termination. We ceased repurchases under the Repurchase Program during the three months ended March 31, 2020. No shares were repurchased during the three and nine months ended September 30, 2025.
Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the third quarter of 2025 to satisfy their respective tax obligations related to stock-based awards.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2025	—	$—	N/A	N/A
August 1 to August 31, 2025	—	$—	N/A	N/A
September 1 to September 30, 2025	2,029	$7.00	N/A	N/A
Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Arq, Inc.
(Registrant)

November 5, 2025	By:	/s/ Robert Rasmus
Robert Rasmus
Chief Executive Officer
(Principal Executive Officer)

November 5, 2025	By:	/s/ Jay Voncannon
Jay Voncannon
Chief Financial Officer
(Principal Financial Officer)