Form 10-K
period 2025-12-31
Arq, Inc.
filed 2026-03-10
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $213.4 million based on the last reported bid price of the Common Stock on the Nasdaq Global Market on June 30, 2025. The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 5, 2026 was 42,849,251.

Documents Incorporated By Reference
Portions of Part III of this Form 10-K are incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

ARQ, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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
Our primary products are comprised of AC, which is produced from a variety of carbonaceous raw materials. Our AC products include both powdered activated carbon ("PAC") and granular activated carbon ("GAC"), among others. Additionally, we own the Five Forks Mine, a lignite coal mine that currently supplies the primary raw material for the manufacturing of the majority of our products.
Our predecessor, ADA-ES, Inc. ("ADA"), a Colorado corporation, was incorporated in 1997. Pursuant to an Agreement and Plan of Merger, effective July 1, 2013, the Company (formerly known as Advanced Emissions Solutions, Inc. ("ADES")), a Delaware company incorporated in 2011, succeeded ADA as the publicly held corporation and ADA became a wholly-owned subsidiary of the Company. In 2018, we acquired ADA Carbon Solutions, LLC to expand our product offerings in the mercury control industry and enter into other applicable APT markets. In February 2023, we acquired 100% of the equity interests, assets and liabilities of the subsidiaries of Arq Limited, an environmental technology company incorporated under the laws of Jersey (the "Arq Acquisition" and hereafter the Arq Limited subsidiaries referred to as "Legacy Arq") to secure access to additional U.S. based bituminous coal feedstock and a manufacturing facility located in Corbin, Kentucky (the "Corbin Facility"). In February 2024, as part of a larger rebranding, the Company changed its name to Arq, Inc., and on February 1, 2024, our common stock commenced trading on the Nasdaq Global Market under the ticker symbol, "ARQ."
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
Key markets for AC products include treatment of drinking and waste waters, industrial and renewable gas purification and odor removal, automotive gasoline emission control, soil and ground water remediation, food and beverage process and product purification and removal of pollutants from emissions produced by coal-fired electrical generation and other industrial processes. Demand for AC products has been, and is expected to continue to be, driven by environmental regulations pertaining to water, soil, and air quality, especially in the developed and more industrialized areas of the world, and increased consumer attention towards environmental, health and safety issues. Additionally, we believe enhanced environmental and health advisory issues will continue to drive demand for AC in rapidly developing countries. We continuously pursue opportunities to expand and diversify our customer base in new and existing markets for our purification products including industrial applications, water treatment plants and other end markets. In addition, we see significant opportunities emerging in the soil, sediment and groundwater treatment markets. Increased attention has been drawn to the monitoring and treatment of heavy metals, organic and inorganic compounds, including PFAS substances, in groundwater to improve overall ground and drinking water quality across North America. AC, in various forms, has and will continue to play a key role in these remediation efforts.
Our current products (also referred to as "consumables") are used to purify contaminated liquid, soil, and gas streams from a variety of industrial sources including wastewater treatment plants, coal-fired power plants and other end markets. Most of the North American coal-fired power generators and other industrial customers installed equipment to control air pollutants, such as mercury, prior to or since the implementation of the Mercury and Air Toxics Standards ("MATS") by the U.S. Environmental Protection Agency ("EPA"). However, many power generators need consumable products to complement the operation of installed equipment on a recurring basis to more effectively capture mercury and other contaminants. AC is the most widely used technology to capture mercury due to product efficiency and effectiveness, and currently accounts for the majority of the mercury control consumables utilized in the North American market. In addition to offering AC and other chemical products, we work with customers as they develop and implement a compliance control strategy that utilizes our consumables solutions and that fits their unique operating and pollution control configuration.
Coal-fired power plants continue to be a significant, though declining, source of electricity generation in the United States ("U.S."). It remains unclear whether the EPA's February 12, 2026 decision to repeal the "endangerment finding" as it relates to the regulation of greenhouse gases will impact or reverse this trend. Regardless, demand for our AC products related to coal-fired electricity generation is highly dependent on the availability and cost of alternative energy sources, such as natural gas, solar and wind energy. We continue to pursue markets for our purification products outside of coal-fired power generation, including industrial applications, (such as waste-to-energy and cement making), water treatment and other markets.
For the purification of water, our AC products have been used in the treatment of drinking water, wastewater, contaminated soil and groundwater to adsorb compounds causing unpleasant taste and odor and other toxic contaminants. Both industrial and municipal wastewater treatment plants have deployed the use of our AC products in their treatment processes. Groundwater contamination has become a matter of increasing concern to federal and state governments as well as to the public, especially over recent years. The U.S. AC market may see significant growth from water purification markets, especially as implementation dates for new regulations issued by the EPA in April 2024 are nearing, with full compliance currently required by April 2029, although the EPA is expected to extend such compliance deadline to 2031. In addition, certain states and certain municipal water treatment systems across the U.S. require pre-approval for the use of GAC products in their public water systems. Approval processes can vary in length from a number of days to multiple months. We are in initial and advanced stages of testing with a number of relevant state and municipal agencies with promising results to date. U.S. regulations are subject to continuing change, as further discussed in "Legislation and Environmental Regulations" included in Item 1 of this Report.
The existing technologies for treatment of groundwater, including removal of contaminated soil for external treatment or landfill, pumping groundwater above the surface for treatment and/or installing treatment trenches or barriers often utilize PAC and GAC products. In late 2021, we developed a new CCP platform, FluxSorb RC, which is a treatment option in certain contaminated soil and groundwater remediation treatment sites. Treatment with FluxSorb RC injects highly engineered ACs into the subsoil, also described as "in situ" treatment, to intercept the contamination plume or to treat the groundwater.
Legacy Arq Products and Markets
With the acquisition of Legacy Arq in February 2023, we now control reserves of high-quality recovered bituminous coal fines and own a manufacturing facility, both located in Corbin Kentucky (the "Corbin Facility"). Our facility remediates these reserves, using a patented manufacturing process to convert the recovered bituminous coal fines into a purified, microfine carbon powder ("Corbin Wetcake") for high value applications. In August 2025, we began to use Corbin Wetcake to produce high-quality GAC products for sale into the APT and other markets. However, due to factors described below, we have since ceased use of Corbin Wetcake in production of our GAC products and idled our Corbin Facility. See "Item 1. Business - Recent Developments" for further information.
We believe that Corbin Wetcake has the potential to supply new markets and applications. We intend to secure customer interest in Corbin Wetcake as an additive into other markets, such as a component for asphalt, or for use in the purified coal and synthetic graphite industries. In addition, we are exploring uses for certain rare earth minerals and critical elements that can be isolated during the manufacturing process at our Corbin Facility for use in a variety of applications. These applications are currently in various stages of proof of concept testing or preliminary customer testing.
Sales and Customers
We sell consumables primarily through our internal sales group and generally enter into customer contracts ranging from one to five years in duration. We generally recognize revenue as orders are fulfilled. Revenue from our top three customers comprised approximately 42% of our revenue for the year ended December 31, 2025, and the loss of any of these customers would have a material adverse effect on our operating results.
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
Also, our revenue and sales volumes are highly dependent upon the level of coal consumption at coal-fired power plants, which in turn is significantly affected by the prices of competing power generation sources, such as natural gas and renewables. During periods of low natural gas prices, natural gas provides a competitive alternative to coal-fired power generation and therefore, coal consumption for power generation may be reduced, which in turn reduces the demand for our products. In contrast, during periods of higher prices for competing power generation sources, coal consumption generally increases, which generally increases demand for our products.
Demand for our water purification products is driven largely from municipal water treatment facilities. Depending on weather conditions and other environmental factors, the summer months historically have the highest demand for our water treatment products. One of the major uses for PAC is for the treatment of taste and odor impurities caused by organic contaminants and natural materials in water that predominantly degrade during the summer months. Additionally, the rainy season generally results in more demand from water municipalities due to increased contaminated water volume from rain run-off.
Competition
Our primary competitors in the AC consumables industry include Norit Americas, Inc., which is owned by One Equity Partners, and Calgon Carbon, which is owned by Kuraray Co., Ltd. In addition to our primary competitors, we compete with other, smaller producers and distributors. We believe that our domestic supply chain, including access to our vertically integrated lignite feedstock for our PAC and other products, provides our Company with a competitive advantage over certain other market participants.
Sources and Availability of Raw Materials
Currently, the principal raw material we use in the manufacturing of AC is lignite coal, which is readily available through our 100% ownership of a lignite coal mine (the "Five Forks Mine") located in Saline, Louisiana. All production from the Five Forks Mine is used in our manufacturing process. The Five Forks Mine is operated for us by a subsidiary of the North American Coal Company. Through lignite coal production at the Five Forks Mine, we have a vertically integrated supply chain for our PAC products. We may also periodically purchase various ACs to supplement our inventory levels or to produce various products to serve certain AC markets. We purchase these various ACs through supply agreements or spot purchases with the producers.
With the acquisition of Legacy Arq in 2023, we secured a second feedstock at our Corbin Facility, which is made from high-quality recovered bituminous coal fines. Through internal testing, we have demonstrated that our Corbin Wetcake can be shaped and successfully activated using industrially available equipment and technology with our proprietary know-how. This feedstock has unique properties, including low levels of impurities and small average particle size, which when used to produce certain carbon products may provide for advantages compared to lignite coal, other bituminous coals, or oil-based feedstocks in terms of cost and performance. We initially expected to use Corbin Wetcake in the production of GAC products; however, due to previously disclosed design flaws in the GAC Facility at our Red River Plant (each as defined below), on a standalone basis as well as in combination with the inherent variability of Corbin Wetcake, we now expect to use bituminous proven performance coal feedstock from other sources to produce our GAC products. See "Item 1. Business - Recent Developments" for further information.
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
Facilities
We own and operate a manufacturing plant (the "Red River Plant"), located in Coushatta, Louisiana. We also operate a production and distribution facility located on land we lease in Coushatta. In addition, we own and operate the Corbin Facility, where we process bituminous coal fines and apply patented technology to produce Corbin Wetcake.
In January 2024, we executed a contract with a third-party contractor for the construction of a GAC facility at the Red River Plant (the "GAC Facility") and immediately commenced construction operations. In September 2024, we terminated the contract with the third-party contractor and moved the construction and project management functions for the GAC Facility internally. Initial mechanical completion of our GAC Facility occurred in January 2025, and on August 6, 2025, we announced that we had successfully commissioned the GAC Facility and produced our first commercial volumes of on-specification GAC product, albeit at volumes below nameplate capacity. However, after initial production runs, in December 2025, it became clear that ramp-up to nameplate capacity could not be accomplished without further modifications to the existing systems because of design flaws in our GAC Facility, on a standalone basis as well as in combination with the inherent variability of the Corbin Wetcake, which we planned to use to manufacture our GAC products. As a result, we have paused GAC production, idled the Corbin Facility as a cost saving measure, and have launched an engineering and production process optimization review, which will include an evaluation of potential GAC Facility design modifications and production economics at different scales. Additionally, we now expect to transition away from using Corbin Wetcake for the production of our GAC products to a bituminous proven performance coal feedstock, which we believe can more effectively overcome design constraints. See “Item 1. Business – Recent Developments” for further information.
Research and Development Activities
We conduct research and product development activities for further enhancement of our consumables. For the years ended December 31, 2025 and 2024, we incurred research and development costs of $7.3 million and $4.1 million, respectively.
Legislation and Environmental Regulations
We are subject to various legislative enactments and regulations relating to the protection of the environment, health and safety, including the Occupational Safety and Health Act ("OSHA") and comparable state laws. While we cooperate with governmental authorities and take commercially practicable measures to meet regulatory requirements and avoid or limit environmental effects, some risks are inherent in our business. Among the risks are costs associated with operating manufacturing plants and mining operations, fines and penalties if we are found to be in violation of laws and regulations (and/or our operating permits), as well as modifications, disruptions or discontinuation of certain operations. Additionally, our products and services are used for the reduction of certain pollutants and other contaminants and legislation and regulations that limit the amounts of pollutants and other contaminants permitted in air, water and soil may increase or decrease the need for our products.
We regularly monitor and review our operations, procedures and policies for compliance with these and other laws and regulations. Compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources. We believe our operations are in substantial compliance with these laws and regulations and that there are no violations that would have a material effect on our business. Despite these compliance efforts, there can be no assurance that material violations will not occur in the future. During the fiscal year ended December 31, 2025, compliance with the regulations applicable to our operations did not have a material effect on our capital expenditures, earnings, or competitive position, and the cost of compliance with these laws and regulations is not expected to have a material adverse effect on our business in the future. Below is a summary of the primary legislation and regulation that currently affects our business and the market for our current products. See “Item 1A. Risk Factors” below for further information on the uncertainty surrounding current U.S. regulatory landscape.
Federal National Primary Drinking Water Regulation and other PFAS Regulations
In October 2021, the EPA released its PFAS Strategic Roadmap, laying out its approach to addressing PFAS and other pollutants, which set a timeline by which the EPA planned to take certain actions, including establishing a national primary drinking water regulation for certain PFAS and taking Effluent Limitations Guidelines actions to regulate certain PFAS discharges from industrial categories. On March 14, 2023, the EPA proposed a National Primary Drinking Water Regulation ("NPDWR") for six specific PFAS substances. On April 10, 2024, the EPA announced the final NPDWR, which established legally enforceable maximum contaminant levels ("MCL") for six PFAS substances, including a MCL for perfluorooctanoic acid ("PFOA") and perfluorooctane sulfonic acid ("PFOS") of 4.0 parts per trillion. However, in May 2025, the EPA announced that, along with extending the compliance deadline as described below, it intends to narrow the final rule to apply to only PFOA and PFOS, eliminating the other six PFAS substances from the final rule. Under the NPDWR, drinking water utilities have three years from the publication of the final rule, or until April 2027, to comply with monitoring requirements and initially had five years from the publication of the final rule, or until April 2029, to implement solutions that reduce the applicable PFAS substances below the MCLs. The EPA has since indicated that it will likely extend the compliance date from April 2029 to April 2031 through a rule making expected to commence in Spring of 2026. We anticipate that these new regulations, regardless of effective date, will increase demand in the U.S. for PFAS water treatment products and services, including our GAC products.
On May 8, 2024, the EPA finalized regulations that treat PFOS and PFOA as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The rules, which became effective on July 8, 2024, allow the EPA to hold polluters financially responsible for contaminated sites and list these PFAS chemicals as "hazardous materials" under the Hazardous Materials Transportation Act, which require materials containing these chemicals to be transported using special protocols. The final CERCLA rules have been the subject of ongoing litigation and on September 25, 2025, the EPA announced that it would continue to defend the final rule in court. In February 2024 the EPA proposed rule changes to the Resource Conservation and Recovery Act ("RCRA") regulations by adding nine PFAS chemical compounds to its list of hazardous constituents, which rules are expected to be finalized in April 2026. Combined with the new CERCLA regulations, a final RCRA regulation of PFAS may increase the costs of handling, transport, and disposal of PFAS-containing materials including water treatment waste.
Federal MATS Affecting Electric Utility Steam Generating Units
The EPA's final "MATS Rule" went into effect in April 2012. The EPA structured the MATS Rule as a Maximum Achievable Control Technology-based ("MACT-based") hazardous pollutant regulation applicable to coal and oil-fired Electric Utility Steam Generating Units ("EGUs"). The MATS Rule sets a limit that we believe requires the capture of 80-90% plus of the mercury in the coal burned in electric power generation boilers as measured at the exhaust stack outlet for most plants. The MACT-based standards are also known as National Emission Standards for Hazardous Air Pollutants. Plants generally had four years to comply with the MATS Rule, and implementation of the MATS Rule is now largely completed. We estimate that 60% of the coal-fired units that were operating in December 2012 when the MATS Rule was finalized have been permanently shut down, leaving approximately 400 units in operation in the U.S. as of December 31, 2025. On February 12, 2026, the EPA announced that it was repealing the "endangerment finding" that allowed it to regulate greenhouse gas emissions. It is unclear whether such repeal will impact the number of coal-fired units in operation.
In May 2020, the EPA reconsidered and found that it was not "appropriate and necessary" to regulate Hazardous Air Pollutants ("HAPs") emissions from coal- and oil-fired EGUs. However, the EPA expressly stated that the reconsideration neither removed coal- and oil-fired EGUs from the list of sources that must comply with the MATS Rule, nor rescinded the MATS Rule, which has remained continuously in effect. On February 15, 2023, the EPA issued a final rule revoking the May 2020 reconsideration and affirming that it is "appropriate and necessary" to regulate HAP emissions from coal- and oil-fired EGUs. On April 3, 2023, the EPA issued a proposed amendment to the MATS Rule that, among other potential modifications, proposed a reduction to the mercury emission limits for lignite coal-fired EGUs. The EPA adopted the final rule on April 25, 2024. However, on June 17, 2025, the EPA proposed to repeal three provisions of the 2024 amendment to the MATS Rule, including loosening requirements for particulate matter and mercury emissions to pre-2024 levels (including for lignite coal-fired EGUs), as well as provisions relating to emissions monitoring systems. On February 19, 2026, the EPA followed through with its proposal and finalized the repeal of the 2024 MATS amendment, reverting required compliance standards back to the existing standards set in 2012.
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
International Regulations
There are various international regulations related to mercury control. For example, in Canada, the Canada-Wide Standard ("CWS") was initially implemented in 2010, with increasingly stringent limits through 2020 and varying mercury emissions caps for each province. In May 2017, the EU ratified the Minamata Convention on Mercury, triggering mercury control regulations which were implemented starting in 2021. Specific emissions limits for dust, nitrogen oxides (NOx), sulfur dioxide (SO2), mercury and particulate matter (PM) are currently being developed, guided by the best available technologies reference ("BREF") document for limiting stack emissions and liquid effluents from industrial processes. The BREF conclusions for large coal-fired electricity generating units were adopted by the European Commission in July 2017.
In October 2022, the European Commission proposed new directives for better and more cost-effective treatment of urban wastewater, which included among other things new standards on micropollutants and new monitoring requirements for microplastics. In January 2024, there was a provisional agreement that revised the October 2022 proposed directives to focus on challenges such as the presence of micropollutants in urban wastewater. The revised directive was adopted by the European Parliament and the Council on November 5, 2024, went into force on January 1, 2025, and is enforceable on European Union Member States, subject to the revised directive’s implementation period, which requires European Union Member State compliance by mid-2027, with some exceptions.
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
Mine operators are often required by federal and/or state laws, including SMCRA, to assure, usually through the use of surety bonds, payment of certain long‑term obligations including mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. Although surety bonds are usually non-cancelable during their term, many of these bonds are renewable on an annual basis and collateral requirements may change. As of December 31, 2025, we posted surety bonds of approximately $7.5 million and $3.0 million for reclamation of the Five Forks Mine and the Corbin Facility, respectively.
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
Intellectual Property
As of December 31, 2025, we held 74 U.S. patents and 16 international patents that were issued or allowed, 17 additional U.S. provisional patents or applications that were pending, and 36 international patent applications that were either pending or filed relating to different aspects of our technology. During the year ended December 31, 2025, we were granted 4 new patents. Our existing patents generally have terms of 20 years from the effective date of filing, with our next patents expiring in 2026.
During the year ended December 31, 2025, 17 U.S. and 5 international patents and applications from our patent portfolio were abandoned or allowed to expire, as we determined that they no longer represent future markets or economic opportunities for us.
As of December 31, 2025, we owned over 50 trademark registrations and applications globally.
Human Capital Resources
We believe our success as an organization is enabled by the extensive expertise of our teams. As of December 31, 2025, we employed 202 people, of which 201 were employed full-time, across our four facilities and strive to maintain a robust company culture. Through our policies, activities, and core values, we believe that we are driving positive change for our employees and the local communities in which we operate.
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
Learning, Development and Employee Engagement
We offer a range of skills-based and compliance training programs, including environmental courses on topics including hazardous waste, water treatment, and environmental awareness, as well as a large number of safety courses. These programs are owned and organized by each department and are focused on the development requirements of the specific roles held by our employees. In addition, we provide regular performance and development meetings to encourage employees and managers to frequently discuss growth opportunities and provide a forum for honest feedback on performance and concerns.
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
Recent Developments
GAC Engineering and Production Process Optimization Review
As previously disclosed, on August 6, 2025, we announced that we had successfully commissioned our GAC Facility and produced our first commercial volumes of on-specification GAC product. However, after initial production runs, in December 2025, it became clear that ramp-up to nameplate capacity could not be accomplished without further modifications to the existing systems because of design flaws in our GAC Facility.
As a result, we have paused GAC production, idled the Corbin Facility as a cost saving measure, and have launched an engineering and production process optimization review, which will include an evaluation of potential GAC Facility design modifications and production economics at different scales. This decision follows independent testing results received in January 2026 demonstrating that our current thermal oxidizer can only support approximately 15 million pounds of annual GAC production, but will require additional modifications to achieve our original design capacity of 25 million pounds or higher. Our analysis indicates that a 15 million pound per year scenario on a stand-alone basis does not provide sufficient returns to make it economically attractive. The optimization review is expected to determine production scale, capital requirements, and return profiles before we commit to additional investment in our GAC Facility.
These constraints emerged as we prepared to transition from our Corbin Wetcake to bituminous proven performance coal, a solution which is expected to address previously announced design and feedstock variability challenges. The current issues that we are experiencing with our thermal oxidizer and their impact on the capacity of our GAC Facility stem from the previously disclosed design flaws by the firm originally engaged to design our GAC Facility, with whom litigation remains ongoing.
Due to the issues described above, we do not expect material GAC revenue in fiscal year 2026.
Revolving Credit Facility
Under the Credit, Security and Guaranty Agreement (the "Revolving Credit Agreement"), between us, certain of our subsidiaries, and MidCap Funding IV Trust, we maintain a secured revolving credit facility (the "Revolving Credit Facility"), under which we may borrow up to $30,000,000 at any one time, the availability of which is determined based on a borrowing base calculated in accordance with a formula set forth in the Revolving Credit Agreement.
On May 6, 2025, December 9, 2025, January 28, 2026, and February 27, 2026, we entered into the first amendment, the second amendment, the third amendment, and the fourth amendment to the Revolving Credit Agreement, respectively (together, the “Amendments”). In each case, the Amendments amended, among other things, the borrowing availability calculation included in the Revolving Credit Agreement and updated the minimum liquidity covenant, providing for decreased minimum liquidity requirements for certain defined time periods during 2025 and into 2026.
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
Forward-Looking Statements Found in this Report
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. In particular, statements about our beliefs, plans, objectives, expectations, assumptions, future events or future performance contained in this report, including certain statements found in this Part I and under the heading in Part II, Item 7 below, are forward-looking statements. In some cases, forward-looking statements can be identified by words or phrases such as "anticipates," "believes," "expects," "intends," "plans," "estimates,", "may," "predicts," the negative expressions of such words, or similar expressions, and such forward-looking statements include, but are not limited to, statements or expectations regarding:
(a)the future of our GAC Facility and Corbin Facility and the anticipated timing, results, and conclusions of our GAC business optimization review and the actions we may take upon the completion of such review;
(b)the anticipated benefits of transitioning away from using Corbin Wetcake to a bituminous proven performance coal as a feedstock for our GAC products;
(c)financial guidance for fiscal year 2026;
(d)the anticipated effects from fluctuations in the pricing of our AC products;
(e)expected supply and demand for our AC products and services, including our GAC products;
(f)the seasonal impact on our customers and their demand for our products;
(g)the future profitability and sustainability of our PAC business;
(h)our ability to fund our business over the next twelve months;
(i)our ability to access new markets for our feedstocks and other products, including renewable natural gas, asphalt, purified coal, rare earth minerals and synthetic graphite markets;

(j)any future plant development projects, including those that may be necessary to remediate design flaws in our GAC Facility, and our ability to finance any such projects;
(k)the effectiveness of our technologies and the benefits and competitive advantages they provide;
(l)the timing of awards of, and work and related testing under, our contracts and agreements and their value;
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
(q)the impact of capital expenditure overruns on our business;
(r)the timing, adoption, and scope of regulations to control certain chemicals in drinking water and other environmental concerns and the impact of such regulations on our customers' and our businesses, including any increase or decrease in sales of our AC products resulting from such regulations;
(s)the impact of adverse global macroeconomic conditions, including international and domestic tariffs, rising interest rates, recession fears and inflationary pressures, and geopolitical events or conflicts;
(t)opportunities to effectively provide solutions to our current and future customers to comply with regulations, improve efficiency, lower costs and maintain reliability;
(u)our near-term priorities and objectives and our long-term outlook regarding the growth of our business; and
(v)the impact of prices of competing power generation sources such as natural gas and renewable energy on demand for our products.
Our expectations are based on certain assumptions, including without limitation, that:
(a)coal will continue to be a significant source of fuel for electrical generation in the U.S.;
(b)our foundational PAC business will continue to generate adequate revenues to, along with other sources of capital, operate our business and meet our obligations as they come due;
(c)we will continue as a key supplier of consumables to the coal-fired power generation industry to reduce mercury emissions;
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
The forward-looking statements included in this Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, the timing and scope of new and pending regulations and any legal challenges to or extensions of compliance dates of them; the U.S. government’s failure to promulgate new regulations or enforce existing regulations that benefit our business; changes in laws and regulations, accounting rules, prices, economic conditions and market demand; availability, cost of and demand for alternative energy sources and other technologies and their impact on coal-fired power generation in the U.S.; technical, start up and operational difficulties; competition within the industries in which the Company operates; risks associated with our debt financing; our inability to effectively and efficiently commercialize new products, including our GAC products; our inability to effectively identify solutions to the design flaws in GAC Facility at our Red River Plant or execute on any remedial measures or modifications thereto; disruptions at any of our facilities, including by natural disasters or extreme weather; risks related to our information technology systems, including the risk of cyberattacks on our networks; failure to protect our intellectual property from infringement or claims that we have infringed on the intellectual property of others; our inability to obtain future financing or financing on terms that are favorable to us; our inability to ramp up our operations to effectively address recent and expected growth in our business; loss of key personnel; ongoing effects of the inflation and macroeconomic uncertainty, including from increased domestic and international tariffs and armed conflicts around the world, and such uncertainty's effect on market demand and input costs; availability of materials and equipment for our business; intellectual property infringement claims from third parties; the impacts of any current or future write-downs or write-offs, restructuring, impairment or other charges; our failure to realize the anticipated benefits of acquisitions, joint ventures, and divestitures we may engage in; pending litigation; factors relating to our business strategy, goals and expectations, including our ability to execute on our GAC business plan; our ability to maintain relationships with customers, suppliers and others with whom the Company does business and meet supply requirements; our results of operations and business generally; risks related to diverting management's attention from our ongoing business operations; costs related to the ongoing manufacturing of our products, including costs necessary to resume GAC production; opportunities for additional sales of our AC products and end-market diversification, including for our Corbin Wetcake; the rate of coal-fired power generation in the U.S.; the timing and cost of any future capital expenditures and the resultant impact to our liquidity and cash flows; and the other risk factors described in our filings with the SEC, including those described in Item 1A. Risk Factors of this Report. You are cautioned not to place undue reliance on the forward-looking statements made in this Report and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law.

Item 1A. Risk Factors
The following risks relate to us as of the date this Report is filed with the SEC. This list of risks is not intended to be exhaustive, but reflects what we believe are the material risks inherent in our business and the ownership of our securities as of the specified dates. A statement to the effect that the occurrence of a specified event may have a negative impact on our business, results of operations, profitability, financial condition, or the like, is intended to reflect the fact that such an event, if it occurs, would be likely to have a negative impact on your investment in Arq, but should not imply the likelihood of the occurrence of such specified event. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. The order in which the following risk factors are presented is not intended as an indication of the relative seriousness of any given risk.
Risks Related to Our Business
Our growth plans are dependent on the successful commercial production of our GAC products, and we may be unable to achieve our growth goals if we fail to identify a solution to the design flaws at our GAC Facility, or fail to meet any revised project costs and anticipated production ramp-up periods associated with any further capital upgrades to our GAC Facility at our Red River Plant that may be necessary to remedy such flaws.
Our Company’s growth is dependent on our ability to successfully ramp-up production at our GAC Facility to nameplate capacity and to produce on-specification GAC products at such volumes on a consistent and sustained basis. Initial mechanical completion of construction of our GAC Facility occurred in January 2025, and on August 6, 2025, we announced that we had successfully commissioned the GAC Facility and produced our first commercial volumes of on-specification GAC product. However, after initial production runs, in December 2025, it became clear that ramp-up to nameplate capacity could not be accomplished without further modifications to the existing systems because of design flaws in our GAC Facility, on a standalone basis as well as in combination with the inherent variability of Corbin Wetcake, which we planned to use to manufacture our GAC products. As a result, we have paused GAC production, idled the Corbin Facility as a cost saving measure, and have launched an engineering and production process optimization review, which will include an evaluation of potential GAC Facility design modifications and production economics at different scales. Additionally, we now expect to transition away from using Corbin Wetcake for the production of our GAC products to a bituminous proven performance coal feedstock, which we believe can more effectively overcome design constraints.
In addition to the foregoing issues experienced to date, any further construction and commissioning of potential modifications and ramp-up of production at our GAC Facility will be subject to a number of other uncertainties inherent in all new construction and manufacturing operations, such as delays in procurement or construction, shortages of materials or availability of qualified contractors, liquidity requirements for funding the modifications to our GAC Facility, ongoing compliance with regulatory requirements, environmental and operational licenses and approvals for additional GAC Facility expansion, supply chain constraints (including in the supply of bituminous coal), hiring, training and retention of qualified employees and the pace of commissioning and bringing production equipment and processes online with the capability to manufacture high-quality GAC products at nameplate capacity.
If we experience any further issues or delays in identifying a solution to the design issues at our GAC Facility, or meeting any revised projected timelines, cost estimates, or anticipated production capacities associated with potential GAC Facility modifications, our growth as a business, future prospects, operating results and financial condition will be harmed. Moreover, if further issues arise or the project becomes cost prohibitive, it could affect our overall business plans for the GAC Facility, which could have a material impact on our business and growth potential.
Executing on our business plan to produce GAC products at nameplate capacity has required, and may continue to require, significant capital, which may be more than anticipated and require us to seek additional financing.
To date, we have experienced construction delays and cost overruns in connection with the construction, initial commissioning and initial productions at our GAC Facility, which has caused the project to exceed the originally anticipated budget. Due to the issues experienced to date at our GAC Facility, we have undertaken an engineering and production process optimization review, and depending on the results of such review may be required to spend significant additional capital to construct and place into service certain potential modifications to our GAC Facility to address design flaws and reach nameplate capacity. To date, we have utilized cash on hand, issued common stock in multiple equity offerings and entered into a Revolving Credit

Facility to meet these capital funding requirements. However, depending on the results of our optimization review, we may require additional financing for any additional capital costs associated with any potential GAC Facility modifications needed to resume GAC production and reach nameplate capacity. Such financing may come from cash on hand, additional debt financing, or additional equity raises. However, there can be no assurance that we will be successful in obtaining the required additional financing or, if financing is available to us, such financing may not be on terms that are favorable to us. The failure to maintain adequate liquidity to enable the Company to resume GAC production, reach nameplate capacity, and produce our GAC products consistently at those volumes on a go forward basis could result in a delay in executing our business plan, which could have a material adverse effect on our business, operating results and financial condition.
Current and future indebtedness could adversely affect our financial condition and impair our ability to operate our business.
As of December 31, 2025, we had approximately $19.0 million outstanding and $1.4 million available under our Revolving Credit Facility. Further, we hold an amortized term loan (the "CTB Loan") associated with our Corbin Facility with Community Trust Bank, Inc. ("CTB") in the principal amount of $10.0 million. As of December 31, 2025, we had $8.4 million outstanding under the CTB Loan. However, we may need to incur additional indebtedness. Our Revolving Credit Facility contains a floating interest rate. Our levels of indebtedness and higher interest rates could impact us as follows:
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
•require the consent of our existing lenders to incur certain additional indebtedness;
•limit our ability to borrow additional funds for acquisitions, working capital, or debt-service requirements;
•increase our cost of capital, including as a result of higher interest rates;
•decrease our future earnings; or
•increase our exposure to the credit risks of bank group lenders or those institutions with which we maintain deposits.
Our Revolving Credit Agreement and CTB Loan currently contain financial and other restrictive covenants. For example, the Revolving Credit Agreement includes financial covenants that require us to maintain a maximum leverage ratio and a minimum liquidity level (as these terms are defined in the Revolving Credit Agreement). These covenants could limit our ability to engage in activities that are in our long-term best interests. Our failure to comply with these covenants would result in an event of default that, if not waived, could result in the acceleration of all outstanding indebtedness. Our Revolving Credit Facility and CTB Loan have maturity dates of December 27, 2029 and January 27, 2036, respectively. In the future, we may be unable to obtain new financing or refinancing on acceptable terms. See Note 6 "Debt Obligations" to the Consolidated Financial Statements included in Item 8 of this Report for further information.
There could be no future demand for our products, including for our Corbin Wetcake.
We originally planned to use Corbin Wetcake to manufacture our GAC products. However, due to previously disclosed design challenges in our GAC Facility, we may be required to redesign, reconstruct and/or update the front-end of our GAC Facility to use a bituminous proven performance coal feedstock for the manufacture of our GAC products. This would eliminate our internal usage requirements for Corbin Wetcake produced at our Corbin Facility, which has been temporarily idled as a cost-savings measure. With respect to our AC products, we believe current conditions are favorable as a result of excess demand versus supply (especially in the GAC market), but there can be no guarantee that this will continue. Drivers of demand for our AC products include factors beyond our control such as population growth, regulatory requirements including federal emissions regulations such as the MATS Rules or state or municipal approval requirements specifically for our GAC products which we may not achieve in a timely manner or at all, and gross domestic product growth, among other factors. Any major global downturn could also materially negatively impact this demand. New AC supply is driven by new manufacturing sites being built, and we have little visibility on what additional manufacturing capacity our competitors or other manufacturers may add in the future.
Given that we no longer expect to use Corbin Wetcake to manufacture our GAC products at this time, our business plan and commercial success is now more dependent on selling Corbin Wetcake as an additive or feedstock into other markets, such as components for asphalt and asphalt emulsions, or for use in the purified coal and synthetic graphite industries. In addition, we are exploring uses for certain rare earth minerals and critical elements that can be isolated during the manufacturing process at our Corbin Facility for use in a variety of applications. These applications are currently in various stages of proof-of-concept testing or preliminary customer testing. Although testing data and feedback from potential customers have been generally positive to date, there can be no assurance that these products will become commercially viable. Our success in utilizing the Corbin Wetcake produced at our Corbin Facility will depend on our ability to gain market acceptance and to correctly forecast demand in these new markets. There can be no assurance that we will be able to successfully expand our business into these new markets, or that such expansion will prove to be beneficial. If we are unable to find demand for our Corbin Wetcake, it could have a material adverse effect on our business, operating results and financial condition.
Disruptions or underutilization at any of our facilities could negatively impact our ability to meet customer supply requirements due to damage to or insufficient production capacity of the Red River Plant and may have a material adverse effect on our business, results of operations and financial condition.
We own and operate the Red River Plant, which is our sole manufacturing plant for producing and selling AC products to our customers. We also own and operate the Corbin Facility, the primary purpose of which was producing Corbin Wetcake for the manufacture of our GAC products, as well as for potential uses in other industries. During 2025, in order to reduce operating costs and manage inventory we periodically idled the Corbin Facility and it has been idled since January 1, 2026 in order to save on operating costs as we work to address ramp-up issues with our GAC Facility discussed above. Our ability to meet customer expectations, manage inventory, complete sales and achieve our objectives for operating efficiencies depends on the full-time operation of the Red River Plant, and the execution of our current business plan depends on the successful identification of solutions to the issues experienced to date at our GAC Facility, the eventual ramp-up to nameplate capacity at our GAC Facility, and our ability to secure adequate feedstock for GAC production. We cannot replicate our manufacturing methods at another plant due to the limited availability of similar manufacturing plants, the additional costs incurred in supplying raw materials such as lignite to another plant, and the risk of revealing our confidential and proprietary technologies and manufacturing processes.
If we experience additional disruptions at our manufacturing facilities, due to natural disasters, extreme weather, other unanticipated problems such as labor difficulties, pandemics or epidemics, equipment failure, cyberattacks or other cybersecurity incidents, capacity expansion difficulties or unscheduled maintenance, we would suffer a loss of inventory to supply customers, likely incur additional costs to deliver products to our customers, and disrupt the ordinary course of our business. In addition, if contractual demand exceeds manufacturing capacity, it could jeopardize our ability to fulfill obligations under our contracts, which could, in turn, result in reduced sales, profitability, contract penalties or terminations and damage to our customer relationships and could have a material adverse effect on our business. While we have insured our facilities against damage or destruction as well as for losses from business interruptions, there can be no assurance that any insurance coverage will be sufficient to cover any such losses.
Further, a prolonged disruption in our operations at the Red River Plant due to downtime or having to meet customer requirements that exceed our maximum manufacturing capacity would require us to seek alternative customer supply arrangements, which may not be on attractive terms to us or could lead to delays in distribution of products to our customers. For example, since pausing production at our GAC Facility, we have had to procure alternative GAC products for certain of our customers at our expense. These disruptions and requirements to procure alternative products for our customers could have a material adverse effect on our business, results of operations and financial condition.
We have and may in the future be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price.
There can be no assurance that issues or market conditions will not arise that may force us to write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses and harm our financial condition. Unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. We assess long-lived assets for impairment annually or more frequently if events or circumstances occur that indicate it is more likely than not that the carrying value of the long-lived assets exceeds their fair value. To the extent the value of any of our long-lived assets become impaired or are further impaired, we may be required to record non-cash impairment charges that could have a material adverse impact on our financial condition, results of operations and stock price.
As of December 31, 2025, we recorded an impairment on certain of our long-lived Corbin Facility assets and patents associated with the manufacturing process for producing Corbin Wetcake, which resulted in the Company recognizing an impairment charge of $44.8 million for the fiscal year ended December 31, 2025. This impairment was primarily attributable to our decision to idle the Corbin Facility and cease the use of Corbin Wetcake as feedstock in the manufacturing of our GAC products. See Note 2 - "Impairment" to the Consolidated Financial Statements included in Item 8 of this Report for further information.
We may not realize the anticipated benefits of acquisitions, joint ventures, and divestitures, or these benefits may take longer to realize than expected.
From time to time, we may make strategic acquisitions and divestitures and participate in joint ventures, such as the Arq Acquisition. Acquisitions and joint ventures may involve significant challenges and risks, including that the acquisitions or joint ventures do not advance our business strategy or fail to produce satisfactory returns on investment. Other risks include difficulties integrating acquisitions with our operations, applying internal control processes to these acquisitions (including those related to cybersecurity), assimilating new capabilities to meet our business needs, combining business cultures, failing to realize the anticipated benefits of acquisitions or joint ventures, or realized benefits being significantly delayed, including because the technologies or products acquired may not be complementary or compatible with our business strategy or product portfolio, may not broaden our market position, product portfolio or footprint, or enhance our ability to deliver value to our customers, and due diligence evaluations of potential transactions not identifying all of the business, legal, compliance, and financial risks to accurately estimate the impact of a particular acquisition or joint venture, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities or costs associated with any quality issues with an acquisition target’s products or services.
For example, we planned to use Corbin Wetcake produced at our Corbin Facility in the production of our GAC products. However, while the manufacturing technology has been extensively tested at scale, we encountered inherent variability of Corbin Wetcake during continuous operations that would require modifications of our manufacturing equipment and processes. Due to these issues and other design issues, we now expect to transition away from using Corbin Wetcake to bituminous proven performance coal feedstock to produce our GAC products, which we believe can more effectively overcome design constraints. As discussed elsewhere in this Report, these changes have negatively impacted our GAC production and will delay our ability to increase capacity.
Failure to establish strategic relationships in new industries may diminish our ability to conduct operations at our Corbin Facility.
Our ability to successfully utilize Corbin Wetcake depends on developing and maintaining close working relationships within new industries, including in the asphalt, asphalt emulsion, and synthetic graphite industries, among others. In addition, the dynamics of creating new and maintaining these relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to do. If these strategic relationships are not established or maintained, we may be unable to utilize the Corbin Wetcake produced at our Corbin Facility, which could negatively impact our business and results of operations.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to maintain an effective system of internal controls will be successful, will be able to maintain adequate controls over our financial processes and reporting in the future, or will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving internal controls, could harm our operating results, cause us to fail to meet our reporting obligations or allow fraud to occur or go undetected. Ineffective internal controls could additionally lead to increased costs to remediate any failures and could cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

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
Demand for our products and services depends significantly on environmental laws and regulations related to emissions and water quality. Uncertainty as to the future of such laws and regulations, changes to such laws and regulations or granting of extensions of compliance deadlines has had, and will likely continue to have, a material effect on our business.
A significant market driver for our existing products and services and those planned in the future are existing and expected environmental laws and regulations, particularly those addressing the reduction of mercury and other emissions from coal-fired electricity generating units and regulation of PFAS and other pollutants. For example, we expect consumables revenue to increase in the coming years as a result of EPA regulations of PFAS substances in drinking water finalized in April 2024. However, in May 2025, the EPA announced that, along with extending the compliance deadline from April 2029 to April 2031, it intends to narrow the final rule to apply to only PFOA and PFOS, eliminating the other six PFAS substances from the final rule. If, as a result of changes in agency priorities or developments in administrative law jurisprudence, such laws and regulations are delayed further, not enacted, repealed, amended to be less strict, or include prolonged phase-in periods, or are not enforced, our business would be adversely affected by declining demand for such products and services.
Federal and state laws or regulations addressing emissions from coal-fired electricity generating units, climate change or other actions to limit emissions, including public opposition to new coal-fired electricity generating units, has caused and could continue to cause electricity generators to transition from coal to other fuel and power sources, such as natural gas, nuclear, wind, hydroelectric and solar. The potential financial impact on us of future laws or regulations or public pressure will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws or regulations, the periods over which those laws or regulations are or will be phased in, the amount of public opposition and the state and cost of commercial development of related technologies and processes. In addition, public utility commissions may not allow utilities to charge consumers for, and pass on the cost of, emissions control technologies without federal or state mandates.
Our development operations at our facilities are subject to environmental permitting and regulations that can make operations expensive or prohibit them altogether. For example, prior to idling our Corbin Facility, the majority of sites we targeted for development and extraction of coal fines contain potential environmental liabilities. Additionally, new CERCLA regulations and further regulations of PFAS substances may increase the costs of handling, transport, and disposal of PFAS-containing materials, including water treatment waste, such as spent GAC. Therefore, we may be subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products that could occur as a result of these development and production activities. Further, we cannot reasonably predict the impact that any such future laws or regulations or public opposition may have on our results of operations, financial condition or cash flows. See “Item 1. Business – Legislation and Environmental Regulations” for further information.
Our Corbin Facility is subject to additional significant governmental regulations, which may negatively impact our operations and costs of conducting business.
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
During 2025, in order to reduce operating costs and manage inventory we periodically idled the Corbin Facility. The Corbin Facility has been idled since January 1, 2026, as we work to address ramp-up issues with our GAC Facility discussed elsewhere in this Report. However, even when idled, the Corbin Facility is subject to such laws and regulations. Existing and possible future laws, regulations and permits governing operations and activities of energy waste companies, or more stringent implementation, could have a material adverse impact on our business and cause increases in capital expenditures or require abandonment or delays in our products. Any future regulations regarding CO2 emissions of coal reclamation and product manufacturing could also impact our future business.
Any action by the EPA related to the MATS Rule that decreases demand for our mercury removal products could have a material adverse effect on our business.
Our operating performance is largely dependent upon demand for mercury removal-related products, which is largely affected by the amount of coal-based power generation used in the U.S. and the continued regulation of Hazardous Air Pollutants ("HAP") emissions from coal- and oil-fired Electric Utility Steam Generating Units ("EGUs") and other utilities under the EPA's MATS Rule.
On February 15, 2023, the EPA issued a final rule re-affirming that it is "appropriate and necessary" to regulate HAP emissions from coal- and oil-fired EGUs. On April 3, 2023, the EPA issued a proposed amendment to the MATS rule that, among other potential modifications, proposed a reduction to the mercury emission limits for lignite coal-fired EGUs. The EPA adopted the final rule on April 25, 2024. However, on June 17, 2025, the EPA proposed to repeal three provisions of the 2024 amendment to the MATS Rule, including loosening requirements for particulate matter and mercury emissions to pre-2024 levels (including for lignite coal-fired EGUs), as well as provisions relating to emissions monitoring systems. On February 19, 2026, the EPA followed through with its proposal and finalized the repeal of the 2024 MATS amendment, reverting required compliance standards back to the existing standards set in 2012. This, and any other action taken by the EPA related to MATS that decreases demand for our products for mercury removal may have a negative effect on our financial results.
The failure of tariffs or duties placed on U.S. imports of Chinese AC to adequately address the impact of low-priced imports from China could have a material adverse effect on the competitiveness and financial performance of our business.
Our business faces competition in the U.S. from low-priced imports of AC products. If the volumes of these low-priced imports increase, especially if they are sold at less than fair value, our sales of competing products could decline, which could have an adverse effect our earnings. In addition, sales of these low-priced imports may negatively impact our pricing. To limit these activities, regulators in the U.S. have enacted an anti-dumping duty order on steam AC products from China. In November 2023, the order was extended for an additional five years. The amount of anti-dumping duties collected on imports of steam AC from China is reviewed annually by the U.S. Department of Commerce. In addition, China and other countries have been the subject of further tariffs by the current presidential administration. To the extent the anti-dumping margins and new tariffs do not adequately address the degree to which imports are unfairly traded, the anti-dumping order and new tariffs may be less effective in reducing the volume of these low-priced AC imports in the U.S., which could negatively affect demand and/or pricing for our products.
The market for consumables and other products that provide pollutant reduction is highly competitive, and some of our competitors are significantly larger and more established than we are, which could adversely impede our growth opportunities and financial results.
We operate in a highly competitive marketplace. Our ability to compete successfully depends in part upon our ability to maintain a production cost advantage, competitive technological capabilities and to continue to identify, develop and commercialize new and innovative products for existing and future customers. We may face increased competition from existing or newly developed products offered by industry competitors or other companies whose products offer a similar functionality as our products and could be substituted for our products, which may negatively affect demand for our products. In addition, market competition could negatively impact our ability to maintain or raise prices or maintain or grow our market position. Additionally, some of our competitors are significantly larger and/or more established companies in the overall market for consumables and other products that provide mercury emissions reduction, water treatment and air purification.
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
Natural gas-fueled generation and renewable energy generation have displaced and may continue to displace coal-fueled generation, particularly from older, less efficient coal-powered generators. We expect that a significant amount of the new power generation necessary to meet increasing demand for electricity generation will be fueled by these sources. The price of natural gas has remained relatively competitive for power generation and the use of natural gas is perceived as having a lower environmental impact than burning coal. Natural gas-fired plants are cheaper to construct, and permits to construct these plants are easier to obtain, and ongoing costs of natural gas-fired plants associated with meeting environmental compliance are lower. Further advances in technologies and incentives, such as tax credits that enhance the economics of renewable energy sources, could make those sources more competitive than coal. Any reduction in the amount of coal consumed by North American electricity power generators, whether as a result of new power plants utilizing alternative energy sources or as a result of technological advances, could reduce the demand for our current products and services, thereby reducing our revenue and materially and adversely affecting our business and results of operations.
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
For 2025, we derived approximately 50% of our total revenue from our five largest customers. Our top three customers accounted for approximately 42% of our total revenue for 2025. While we attempt to mitigate such risk by entering into long-term contracts with minimum purchase obligations, if any of our five largest customers were to significantly reduce the quantities of consumables they purchase from us or cease purchasing from us altogether, it may adversely affect our business, financial condition and results of operations.
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
Uncertain geopolitical conditions, including in connection with uncertainty and changes in domestic and international U.S. policy, as well as with respect to current international conflicts, sanction regimes, multinational institutions, increased frequency of cyber-attacks, trade policies (including tariffs and trade sanctions) and other potential impacts on the world economy and currencies may cause disruptions in our business. These disruptions may result in logistics delays or shortages in producing, shipping, and receiving certain of our raw materials, increases in energy prices, increases in costs of certain of our raw materials, increases in transportation costs from overall higher fuel prices, higher prices due to tariffs, and other changes that could impact demand for our products.
Disruptions of supply chains may affect volatility in price and availability of raw materials.
The continuation of geopolitical conflicts in 2025 has continued to disrupt some supply chains, resulting in cost increases for commodities, goods and services in many parts of the world. Disruptions of supply chains and higher costs may continue into 2026 and beyond. The economic effects from these events over longer terms could negatively impact our business and results of operations.
The manufacturing and processing of our consumable products requires significant amounts of raw materials, including bituminous proven performance coal feedstocks for our GAC products. The price and availability of those raw materials can be impacted by factors beyond our control. Additionally, our consumable products, exclusive of lignite coal, use a variety of additives. Significant movements or volatility in the costs of these raw materials or additives could have an adverse effect on our working capital or results of operations. Additionally, we purchase certain raw materials from selected key suppliers. While we have inventory of such raw materials, if any of these suppliers are unable to meet their obligations with us on a timely basis or at an acceptable price, we may be forced to incur higher costs to obtain the necessary raw materials or be unable to obtain the materials.
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
We use rail and truck transport to deliver our products to our customers and to receive the raw materials needed to manufacture our products at our Red River Plant. We may experience roadway or railway transportation disruptions that could have a material adverse effect on our operations or financial condition. There can be no assurance that we will be able to secure sufficient truck or railway transport capacity to transport raw materials to the Red River Plant or our finished commercial products to our customers. Further, in the event of railway transport shortages, there can be no assurance that road transportation will be able to satisfy the shortfall. Potential transportation classifications of raw materials or spent product may require permitting, and special care and handling to transport such materials, including the transportation of spent PFAS filtration media. In addition, any material increase in transportation costs could have a negative effect on the competitiveness of our future products, which may in turn have a material adverse effect on our business and results of operations.
We face operational risks inherent in mining operations, and our mining operations have the potential to cause safety issues, including those that could result in significant personal injury.
We own the Five Forks Mine, a lignite coal mine located in Louisiana, which is operated for us by a third party. Our Corbin Facility is also a mining operation. Mining operations by their nature involve a high level of uncertainty and are often affected by risks and hazards outside of our control. At the Five Forks Mine, the risks are primarily operational risks associated with the maintenance and operation of the heavy equipment required to dig and haul the lignite and risks relating to producing lower than expected lignite quality or unfavorable recovery rates. At our Corbin Facility, in addition to traditional mining operations risks, we face additional risks pertaining to reclamation requirements and related bonding. Additionally, the cost of inputs in our mining operation, most notably fuel cost, can create operational risks. The failure to adequately manage these risks could result in significant personal injury, loss of life, damage to mineral properties, production facilities or mining equipment, damage to the environment, delays in or reduced production and potential legal liabilities.
Our operations and products are subject to extensive safety, health and environmental requirements that could increase our costs and/or impair our ability to manufacture and sell certain products.
Our ongoing operations are subject to extensive federal, state and local laws, regulations, rules and ordinances relating to safety, health and environmental matters, many of which provide for substantial monetary fines and potential criminal sanctions for violations. These include requirements to obtain and comply with various environmental-related permits for constructing any new facilities (or modifications to existing facilities) and operating all of our existing facilities. Our mining operations are also subject to permitting requirements. Costs of complying with regulations could increase, as concerns related to greenhouse gas emissions, climate change, and land use, among other things, continue to develop and impact the regulatory regime applicable to our operations.
The enactment of new environmental laws and regulations and/or the more aggressive interpretation of existing requirements could require us to incur significant costs for compliance or capital improvements or limit our current or planned operations, any of which could have a material adverse effect on our earnings or cash flow. We may attempt to offset the effects of these compliance costs through price increases, productivity improvements, changed operations or processes, and cost reduction efforts. Our success in offsetting any such increased regulatory costs is largely influenced by competitive and economic conditions and could vary significantly depending on the market segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased regulatory costs or may decrease demand for our products and our volume of sales.
We may not be successful in achieving our growth expectations related to new products in our existing or new markets.
Our ability to bring new products to the market will depend on various factors, including, but not limited to, solving potential technical or manufacturing difficulties, competition and market acceptance, which may hinder the timeliness and cost to bring such products to production. In addition, our anticipated production capacity for any new product, including our GAC products, may be limited if we continue to experience further material delays in identifying solutions to the design issues in our GAC

Facility and the eventual ramp-up to nameplate capacity at our GAC Facility, such as those we have experienced to date. Further, there can be no assurance that costs incurred to develop new products will result in an increase in revenue. These factors or delays could affect our future financial condition and operating results. Additionally, if we are unable to secure customer interest in Corbin Wetcake as an additive into other markets, such as a component for asphalt or for use in the purified coal and synthetic graphite industries or are unable to secure uses for certain rare earth minerals and critical elements that can be isolated during the manufacturing process at our Corbin Facility, our business prospects would be harmed.
Natural disasters or extreme weather could affect our operations and financial results.
We operate facilities, including the Red River Plant, Five Forks Mine and the Corbin Facility, that are exposed to natural hazards, such as floods, freezes, windstorms and hurricanes. Extreme weather events present physical risks that may become more frequent as a result of factors related to climate change. Such events could disrupt our supply of raw materials or otherwise affect production, transportation and delivery of our products or affect demand for our products.
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
Regulatory developments and stakeholder expectations relating to ESG matters are rapidly changing and are largely dependent on the stakeholder, customer, market, and/or government instrumentality in question. For certain stakeholders, customers, markets and government instrumentalities, concern over climate change has increased focus on the sustainability of practices and products in some of the markets we serve or may potentially serve, and changes to laws and regulations regarding climate change mitigation may result in increased costs and disruption to operations. Moreover, stakeholder expectations are not uniform, and both opponents and proponents of various ESG matters have increasingly engaged in a range of activism and action to advocate for their positions. Navigating varying expectations of policymakers and other stakeholders has inherent costs, and any failure to successfully navigate such expectations may expose us to negative publicity, shareholder activism, and litigation or other engagement from stakeholders with opposing views, as well as the potential for civil investigations and enforcement by federal governmental authorities. If we are unable to recognize and respond to such developments, or if our existing practices and procedures are not adequate to meet changing regulatory requirements, market standards or investor expectations, some of which may be conflicting, we may miss corporate opportunities, become subject to regulatory scrutiny, litigation or third-party claims, or incur costs to revise operations to meet new or revised standards. Moreover, any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.
We publish an annual Sustainability Report to address the impact of our operations on and to discuss material social, governance and environmental issues. Any failure or perceived failure to act responsibly with respect to such matters may negatively impact our operations and/or financial condition. While we monitor a broad range of ESG issues, there can be no assurance that we will manage such issues successfully, or that we will successfully meet the expectations of our stakeholders, consumers and employees.
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
We have agreed to indemnify licensees of our technologies (including Tinuum Group) and purchasers of our products, and we may enter into additional agreements with others under which we agree to indemnify and hold them harmless from losses they may incur as a result of the alleged infringement of third-party rights caused by our technologies and products. Infringement claims, which may be expensive and time-consuming to defend, could have a material adverse effect on our business, operating results and financial condition, even if we are successful in defending ourselves (and the indemnified parties) against them.
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
We acquired certain tax assets (the "Legacy Arq Tax Assets") in the Arq Acquisition, totaling approximately $12.5 million. The Legacy Arq Tax Assets are comprised of NOL carryforwards, of which $8.8 million were incurred in the U.S. Prior to the Arq Acquisition, Legacy Arq completed numerous equity offerings that resulted in ownership changes. We have not completed a formal IRC Section 382 analysis of Legacy Arq's equity changes from Legacy Arq's inception through the date of the Arq Acquisition. We believe that one or more "ownership changes" occurred prior to the date of the Arq Acquisition as defined under Sections 382 and 383 and that a portion or all of the Legacy Arq Tax Assets may be subject to an annual limitation.
Further, as of December 31, 2025, we had approximately $86.1 million of general business credit carryforwards (the "Tax Credits"), totaling approximately 73% of consolidated tax assets. Under the IRC and regulations promulgated by the U.S. Treasury Department and the IRS, we may carry forward or otherwise utilize our NOLs and Tax Credits (collectively, "Tax Assets") in certain circumstances to offset current and future federal income tax liabilities, subject to certain requirements and restrictions. However, our ability to use our Tax Assets to offset future federal income tax liability is limited if Legacy Arq or Arq, or both, experience an "ownership change" as discussed above. To the extent that the Tax Assets do not otherwise become limited, we believe that we will have available a significant amount of Tax Assets in future years, and therefore the Tax Assets could be a substantial asset to us.
To mitigate the risk of an "ownership change," on May 5, 2017, our Board approved the Tax Asset Protection Plan (the "TAPP") and declared a dividend of one preferred share purchase right (each, a "Right") for each outstanding share of our common stock. The TAPP was adopted in an effort to protect stockholder value by attempting to diminish the risk that our ability to use the existing Tax Credits to reduce potential future federal income tax obligations may become substantially limited (the "Protection Plan"). During the years 2018 through 2025, we executed amendments to the TAPP (the "TAPP Amendments"), which amended the definition of "Final Expiration Date" under the TAPP to extend the duration of the TAPP and makes associated changes in connection therewith. The most recent TAPP Amendment was approved at our 2025 annual meeting of stockholders and extended the Final Expiration Date to the close of business on December 31, 2026.
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
In connection with various recent equity issuances, we granted waivers under the TAPP for certain stockholders to allow such stockholders to acquire the shares offered in the respective offerings and acquire more shares of our stock in the future, provided that such acquisition is not expected to, and does not, effect an "ownership change" under IRC Sections 382 and 383. Despite the TAPP, our projections of what will effect an ownership change could be wrong, and with a waiver in place for certain stockholders, there is a risk that we experience an ownership change for purposes of IRC Sections 382 and 383 because of future acquisitions of our common stock, which would limit the use of our existing Tax Assets.
Risks Related to Our Common Stock
Our stock price is subject to volatility.
The market price of our common stock has experienced substantial price volatility in the past and may continue to do so. The market price of our common stock may continue to be affected by numerous factors, including:
•the market’s perception of our ability to execute on our business plan with respect to our GAC products, GAC Facility and Corbin Wetcake;
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
From January 1, 2025 to December 31, 2025, the closing price of our common stock ranged from $3.20 to $7.73 per share. We believe our stock price should reflect both current business operations as well as expectations of future growth and profitability. Future dividends are subject to declaration by the Board, which we are not obligated to declare. If we fail to meet expectations related to future growth, profitability, dividends, or other market expectations, our stock price may decline significantly, which could have a material adverse impact on our ability to obtain additional capital and erode investor confidence, which could further reduce the liquidity of our common stock. On August 12, 2025, our Board terminated our existing stock repurchase plan. We do not expect to adopt a stock repurchase program or declare a dividend in the near term.
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
We estimate our funding requirements in order to implement our growth plans. If the actual funding required to implement growth initiatives should exceed funding estimates significantly, or our funds generated from our operations from such growth initiatives prove insufficient for such purposes, we may need to raise additional funds to meet these funding requirements. For example, as previously disclosed, capital expenditures related to the GAC Facility were above what was originally budgeted, bringing fiscal year 2025 capital expenditures to approximately $9.1 million.

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
Certain members of our management team and Board hold a significant portion of the voting power of our common stock.
Certain members of our management team and Board hold a significant percentage of our outstanding common stock, and such persons, acting individually or together, could have the ability to exert a substantial influence on actions requiring a stockholder vote. The influence of these significant stockholders may be used in a manner that other stockholders may not support. Any such concentration of ownership may have the effect of delaying certain corporate actions, and may consequently impact the ability of other stockholders to influence the management and policies of the Company.
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
We engage third parties in connection with our risk assessment program. We require each third-party service provider to adhere to our internal security policies and certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our systems. These service providers are primarily overseen by our Vice President of Information Technology ("VP of IT") and assist us in monitoring and testing our safeguards, including execution of external penetration testing and ongoing real time vulnerability assessments through our extended detection and response processes to identify cybersecurity threats. We conduct risk assessments in the event of a material change in our business processes that may affect information systems that are vulnerable to such cybersecurity threats through our normal change control processes. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

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
Governance
Our VP of IT has more than seven years of experience in cybersecurity and oversees our cybersecurity policies and processes, including those described in "Risk Management and Strategy" above. Our VP of IT is primarily responsible for assessing and managing our material risks from cybersecurity threats, including monitoring and assessing strategic risk exposure.
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
Kentucky - We lease approximately 470 acres in Corbin, Kentucky where we operate the Corbin Facility. During 2025, as a cost saving measure, we periodically idled the Corbin Facility, and it has been idled since January 1, 2026.
Mining
As of December 31, 2025, we owned or controlled, primarily through long-term leases, approximately 1,975 acres of land for surface coal mining located in Natchitoches Parish, Louisiana ("Five Forks"). The majority of the Five Forks land is leased for mineral rights and right-of-use purposes that expire at varying dates over the next 30 years and contain options to renew. The remaining land is owned by us.

We also have approximately 380 permitted acres of land at the Corbin Facility from which we recover bituminous coal fines, which is leased through August 31, 2030 and contains options to renew for successive five year terms until all merchantable fines are removed from the premises.
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
Our common stock is quoted on the Nasdaq Global Market under the symbol "ARQ." There is no assurance that an active trading market will provide adequate liquidity for our existing stockholders or for persons who may acquire our common stock in the future.
Dividends
Our most recent dividend payment was in March 2020. We do not intend to declare or pay cash dividends in the foreseeable future.
Holders
The Company had 665 holders of record of our common stock as of March 5, 2026. The number of holders of record of our common stock is based upon the actual number of holders registered on the books of the Company as of such date and does not include holders of shares that are held in street name by brokers or other nominees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchases
We previously maintained a stock repurchase program (the "Repurchase Program") which authorized us to repurchase up to $20.0 million of shares of our common stock through open market transactions at prevailing market prices. On August 12, 2025, our Board of Directors terminated the Repurchase Program, of which $7.0 million remained at the time of termination. We ceased repurchases under the Repurchase Program during the three months ended March 31, 2020. No shares were repurchased during the three months ended December 31, 2025.
Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the fourth quarter of 2025 to satisfy their respective tax obligations related to stock-based awards.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	—	—	N/A	N/A
November 1, 2025 to November 30, 2025	—	$—	N/A	N/A
December 1, 2025 to December 31, 2025	1,026	$3.68	N/A	N/A
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read together with the audited Condensed Consolidated Financial Statements and notes of Arq, Inc. included in Item 1 of Part II, Item 8 of this Form 10-K. The results of operations discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are those of Arq, Inc. and its consolidated subsidiaries, collectively, the "Company," "we," "our" or "us."
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
Our primary products are comprised of AC, which is produced from a variety of carbonaceous raw materials. Our AC products include both powdered activated carbon ("PAC") and granular activated carbon ("GAC"). Additionally, we own a lignite mine located in Saline, Louisiana (the "Five Forks Mine") that currently supplies the primary raw material for the manufacturing of the majority of our products. We also control bituminous coal waste reserves and own a manufacturing facility, both located in Corbin, Kentucky (the "Corbin Facility"), and a process to recover and purify the bituminous coal fines. Using the Corbin Facility's manufacturing process, we convert coal waste into a purified, microfine carbon powder for high value applications ("Corbin Wetcake"). On August 6, 2025, we announced that we had successfully commissioned our Red River Plant’s GAC Facility (the "GAC Facility") and produced our first commercial volumes of on-specification GAC product. However, after initial production runs, in December 2025, it became clear that ramp-up to nameplate capacity could not be accomplished without further modifications to the existing systems because of design flaws in our GAC Facility, on a standalone basis as well as in combination with the inherent variability of Corbin Wetcake, which we planned to use to manufacture our GAC products. As a result, we have paused GAC production, idled the Corbin Facility as a cost saving measure, and have launched an engineering and production process optimization review, which will include an evaluation of potential GAC Facility design modifications and production economics at different scales. Additionally, we now expect to transition away from using Corbin Wetcake for the production of our GAC products to a bituminous proven performance coal feedstock, which we believe can more effectively overcome design constraints. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Drivers of Demand and Key Factors Affecting Profitability" for further information.
As a result of the adverse impacts noted above related to the Corbin Facility and GAC production and as part of our periodic review of the carrying values of our long-lived assets, we performed an impairment analysis of the Corbin Facility long-lived assets (the "Corbin Asset Group") as of December 31, 2025. We determined that the estimated undiscounted cash flows for the Corbin Asset Group were less than its carrying value, and the Corbin Asset Group was impaired. The Company further determined that the GAC Facility assets were not impaired as the estimated undiscounted cash flows associated with the assets exceeded their carrying value. Accordingly, we completed a valuation of the Corbin Asset Group with the assistance of an independent third party to estimate its fair value. We estimated the fair value of the Corbin Asset Group at $10.9 million and recorded an impairment charge (the "Corbin Impairment Charge") and corresponding write-down of the Corbin Asset Group in the amount of $38.1 million. Included in this amount is also $0.3 million of Corbin Wetcake inventory that was written-off as of December 31, 2025.
In addition, the Company concluded that the intangible asset, developed technology, which comprised a number of patents and other intellectual property attributable to the proprietary manufacturing process for Corbin Wetcake, was also impaired and that its estimated fair value as of December 31, 2025 was zero. Accordingly, the Company recorded an impairment charge and a corresponding write-down of the developed technology in the amount of $6.6 million as of December 31, 2025.
We believe that Corbin Wetcake has the potential to enable us to access new markets and applications. We intend to secure customer interest in Corbin Wetcake as an additive into other markets, such as a component for asphalt, or for use in the purified coal and synthetic graphite industries. In addition, we are exploring uses for certain rare earth minerals and critical elements that can be isolated during the manufacturing process at our Corbin Facility for use in a variety of applications. These applications are currently in various stages of proof of concept testing or preliminary customer testing.

Drivers of Demand and Key Factors Affecting Profitability
Drivers of demand and current key factors affecting our profitability are sales of our AC products to the APT market. Our operating results are influenced by: (1) changes in our manufacturing production and sales volumes; (2) changes in price and product mix; (3) changes in coal-fired dispatch and electricity power generation sources; (4) changes in demand for contaminant removal within water treatment facilities; (5) changes in environmental regulations; and (6) state or municipal approval and customer acceptance of our new GAC products once production recommences.
GAC Engineering and Production Process Optimization Review
As previously disclosed, on August 6, 2025, we announced that we had successfully commissioned our GAC Facility and produced our first commercial volumes of on-specification GAC product. However, after initial production runs, in December 2025, it became clear that ramp-up to nameplate capacity could not be accomplished without further modifications to the existing systems because of design flaws in our GAC Facility.
As a result, we have paused GAC production, idled the Corbin Facility as a cost saving measure, and have launched an engineering and production process optimization review, which will include an evaluation of potential GAC Facility design modifications and production economics at different scales. This decision follows independent testing results received in January 2026 demonstrating that our current thermal oxidizer can only support approximately 15 million pounds of annual GAC production, but will require additional modifications to achieve our original design capacity of 25 million pounds or higher. Our analysis indicates that a 15 million pound per year scenario on a stand-alone basis does not provide sufficient returns to make it economically attractive. The optimization review is expected to determine production scale, capital requirements, and return profiles before we commit to additional investment in our GAC Facility.
These constraints emerged as we prepared to transition from our Corbin Wetcake to bituminous proven performance coal, a solution which is expected to address previously announced design and feedstock variability challenges at our GAC Facility. The current issues that we are experiencing with our thermal oxidizer and their impact on the capacity of our GAC Facility stem from the previously disclosed design flaws by the firm originally engaged to design our GAC Facility, with whom litigation remains ongoing.
Due to the issues described above, we do not expect material GAC revenue in fiscal year 2026.
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
Other (Expense) Income, net
Earnings from equity method investment
Earnings from equity method investment represents our share of earnings related to equity method investments, and in 2024 and 2025, primarily from Tinuum Group. Through December 31, 2021, we had substantial earnings from Tinuum Group. With the expiration of the tax credit program under IRC Section 45 afforded to producers of refined coal as of December 31, 2021, Tinuum Group commenced winding down their operations related to the Section 45 tax credit program.
Additionally, under an agreement executed in December 2022 amongst certain owners of Tinuum Group, we became party to a distribution and repayment agreement (the "Repayment Agreement"). Under the terms of the Repayment Agreement, we became contractually liable for up to $1.7 million of a contingent liability of Tinuum Group (the "Tinuum Group Obligation") and recorded a liability of $1.7 million which is presented in the "Other current liabilities" line item in the Consolidated Balance Sheet as of December 31, 2024. In December 2025, we were released from our obligation under the Repayment Agreement, largely based on the expiration of the contingency, and the Tinuum Group Obligation was discharged in full. We recognized a gain related to the release of the liability, which is presented in the "Earnings from equity method investment" line item for the year ended December 31, 2025.
Other (expense) income
The remaining components of other (expense) income include interest income, interest expense and other miscellaneous items.
Results of Operations
Presentation of Financial Results
For comparison purposes, the following tables set forth our results of operations for the years presented in the Consolidated Financial Statements included in Item 8 of this Report. The year-to-year comparison of financial results is not necessarily indicative of financial results that may be achieved in future years. This discussion and analysis compares 2025 results to 2024 results. For discussion and analysis that compares 2024 results to 2023 results, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Year ended December 31, 2025 Compared to Year ended December 31, 2024
Total Revenue and Cost of Revenue
A summary of the components of revenue and cost of revenue for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,		Change
(Amounts in thousands except percentages)	2025	2024	($)	(%)
Revenue	$120,336	$108,959	$11,377	10%
Cost of revenue, exclusive of depreciation and amortization	$86,804	$69,515	$17,289	25%
Revenue and cost of revenue
For the years ended December 31, 2025 and 2024, revenue increased year over year due to record activated carbon revenue. This increase was driven by both higher volumes sold and improved pricing for our products, which led to increases in revenue of $5.5 million and $5.4 million, respectively. Additionally, our revenue for the year ended December 31, 2025 benefited from favorable product mix, which contributed $0.5 million of the increase in revenue. The increase in product volumes was driven by sales to power generation customers during 2025, primarily due to higher natural gas prices compared to 2024 and overall increases in power demand.
Gross margin, exclusive of depreciation and amortization, decreased for the year ended December 31, 2025 compared to 2024, primarily driven by increases to cost of revenue, exclusive of depreciation and amortization due to fixed production costs associated with the GAC and Corbin Facilities and amounts recognized upon completion of the GAC Facility, as described above. The increase in fixed production costs were primarily a result of lower initial commercial phase GAC production volumes compared to higher fixed production costs at our Red River Plant and Corbin Facility, and the majority of the expenses were composed of direct labor, utilities, and equipment rental costs following the commencement of commercial operation of the GAC Facility.
During 2025, we experienced an increase in demand for our products from certain coal-fired dispatch and electricity power generation customers compared to the same period in 2024. This was primarily due to higher natural gas prices in 2025, resulting in several large utility customers opting to use coal instead of natural gas as a primary source for power generation, and the year to date impact of moderate to severe temperatures during the winter and summer seasons, which resulted in higher demand for power generation compared to 2024. Additionally, demand for power generation has and continues to grow driven by macroeconomic trends, such as increased consumption related to data and computer centers, electric vehicles, and other large scale power consumers.
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

Operating Expenses
A summary of the components of our operating expenses, exclusive of cost of revenue items (presented above), for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Operating expenses:
Selling, general and administrative	$22,554	$28,695	$(6,141)	(21)%
Research and development	7,337	4,050	3,287	81%
Depreciation, amortization, depletion and accretion	11,747	8,594	3,153	37%
Impairment of long-lived assets	44,756	—	44,756	*
Loss on sale of assets	96	64	32	50%
	$86,490	$41,403	$45,087	*
* Percent change in excess of 100% not considered meaningful.
Selling, general and administrative
A summary of the components of selling, general and administrative expenses for the years ended December 31, 2025 and 2024, exclusive of cost of revenue items (presented above), is as follows:

	Years Ended December 31,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Payroll and benefits	$6,876	$9,507	$(2,631)	(28)%
Legal and professional fees	5,543	5,587	(44)	(1)%
General and administrative	10,135	13,601	(3,466)	(25)%
Total Selling, general and administrative	$22,554	$28,695	$(6,141)	(21)%
Payroll and benefits
Payroll and benefits expenses decreased year over year primarily driven by the allocation of expense related to payroll and benefits of $1.6 million associated with our Corbin Facility to Cost of revenue, exclusive of depreciation and amortization as well as overall decreased salaries and wages. The remaining $0.9 million decrease was primarily driven by lower than anticipated metric achievement during 2025 for our short-term incentive compensation and lower employer payroll tax expenses driven by decreases in other payroll expenses.
Legal and professional fees
Legal and professional fees remained flat year over year.
General and administrative
General and administrative expenses decreased year over year by approximately $3.5 million. This decrease was primarily due to lower rent and occupancy expenses of $1.4 million incurred during the year ended December 31, 2025, which was primarily due to allocation of expenses related to lease of the Corbin Facility site to Cost of revenue, exclusive of depreciation and amortization, as initial production runs began in early 2025. Additional decreases were due to lower expenses related to state franchise taxes, sales and use taxes, third-party services, licenses and fees, director fees, and advertising.
Research and development
Research and development expenses increased year over year by approximately $3.3 million. The increase was primarily due to expenses related to feedstock consumed and outside services engaged during initial testing of the GAC Facility of $2.9 million and $0.6 million, respectively, during the year ended December 31, 2025. The increases were partially offset by expenses incurred during the year ended December 31, 2024 in connection with conducting product qualification testing with potential lead-adopters as part of the GAC contracting process.

Depreciation, amortization, depletion and accretion
Depreciation. amortization, depletion and accretion expense increased by approximately $3.2 million year over year primarily due to property, plant and equipment acquired and placed in service during 2025 as a result of completion of the GAC Facility, which contributed $2.3 million of additional depreciation expense in 2025. Also contributing to the increase was increased absorption of depreciation expense into cost of goods sold during 2025 compared to 2024, which resulted in higher expense of $1.1 million for the year ended December 31, 2025. The increases were partially offset by decreases related to accretion of our asset retirement obligation and lower amortization of leasehold improvements.
Impairment of long-lived assets
As referenced under this Item 7. above, we recorded an impairment charge of $44.8 million for the year ended December 31, 2025.
Loss on sale of assets
Loss on sale of assets was not significant for the years ended December 31, 2025 or 2024.
Other (Expense) Income, net
A summary of the components of our other (expense) income, net for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,		Change
(Amounts in thousands, except percentages)	2025	2024	($)	(%)
Other income (expense):
Earnings from equity method investment	$1,951	$127	$1,824	*
Interest expense	(2,449)	(3,257)	808	(25)%
Loss on extinguishment of debt	—	(1,422)	1,422	(100)%
Other income	858	1,238	(380)	(31)%
Total other income (expense)	$360	$(3,314)	$3,674	*
* Percent change in excess of 100% not considered meaningful.
Earnings from equity method investments
Earnings from equity method investments for the year ended December 31, 2025 primarily represented recognition of earnings related to the discharge of the Tinuum Group Obligation. Earnings from equity method investments for the year ended December 31, 2024 represented cash distributions received from Tinuum Group. Tinuum Group continues to wind down their services into 2026.
Interest expense
Interest expense decreased for the year ended December 31, 2025 compared to 2024 primarily due to lower average interest rates on our outstanding debt facilities. In December 2024, we terminated our existing term loan with CF Global Credit, LP (the "CFG Loan") and established a new $30 million revolving credit facility with MidCap Financial (the "Revolving Credit Facility"), which reduced interest expense during the year ended December 31, 2025.
Loss on extinguishment of debt
Loss on extinguishment of debt for the year ended December 31, 2024 was related to the write-off of deferred financing costs and unamortized debt discount associated with the termination of the CFG Loan.
Other income
The decrease in Other income year over year is primarily driven by a decrease in interest income of $1.0 million as a result of lower cash on hand in 2025, which was driven by increased capital expenditures during 2024 and 2025. This decrease was partially offset by a gain related to an insurance claim related to equipment at our Five Forks Mine during the year ended December 31, 2025.

Income tax expense (benefit)
For the year ended December 31, 2025, we reported income tax benefit of zero and an effective tax rate of zero. The difference between our reported income tax benefit and the expected federal benefit of $11.0 million, as a result of pretax loss recognized for the year ended December 31, 2025, was primarily due to an increase in the valuation allowance.
For the year ended December 31, 2024, we reported income tax expense of $0.2 million and an effective rate of 3%. The difference between our reported income tax expense and the expected federal benefit of $1.1 million, as a result of pretax loss recognized for the year ended December 31, 2024, was primarily due to an increase in the valuation allowance on our deferred tax assets.
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
As of December 31, 2025, we concluded it is more likely than not we will not generate sufficient taxable income within the allowable carryforward periods to realize any of our net deferred tax assets, and fully reserved for such assets as of December 31, 2025. In reaching this conclusion, we primarily considered our pretax losses incurred over a cumulative three-year look-back period. As of December 31, 2025 and 2024, we had a valuation allowance of $114.0 million and $101.6 million, respectively, on our deferred tax assets.
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
Tax Assets
As of December 31, 2025, we had approximately $86.1 million in tax credit carryforwards. In the hypothetical event of an "ownership change," as defined by IRC Sections 382, utilization of general business credits ("Tax Credits") generated prior to the change would be subject to an annual limitation imposed by IRC Section 383 for Tax Credits. In connection with the equity offerings completed at various dates during 2024, we issued additional shares of our common stock. As of December 31, 2025, we performed an IRC Section 382 analysis and determined that we had not experienced an ownership change as of that date.
We completed the acquisition of 100% of the equity interest, assets and liabilities of the subsidiaries of Arq Limited, an environmental technology company incorporated under the laws of Jersey (the "Arq Acquisition" and hereafter the Arq Limited subsidiaries referred to as "Legacy Arq"), in which we acquired certain tax assets (the "Legacy Arq Tax Assets"), totaling approximately $12.5 million. The Legacy Arq Tax Assets are comprised of net operating loss carryforwards, of which $8.8 million were recognized in the U.S. Prior to the Arq Acquisition, the acquiree completed numerous equity offerings that resulted in ownership changes. We have not completed a formal IRC Section 382 analysis of the acquiree's equity changes from acquiree's inception through the date of the Arq Acquisition. We believe that one or more "ownership changes" occurred prior to the date of the Arq Acquisition as defined under Sections 382 and 383 and that a portion or all the Legacy Arq Tax Assets may subject to an annual limitation.

Non-GAAP Financial Measures
To supplement our financial information presented in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), we provide certain supplemental financial measures, including EBITDA and Adjusted EBITDA, which are measurements that are not calculated in accordance with GAAP. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and Adjusted EBITDA is defined as EBITDA reduced by gains on insurance proceeds and the non-cash impact of earnings from equity method investments, and increased by loss on impairment, share-based compensation expense, GAC Facility pre-production feedstock, cash distributions from equity method investments, loss on extinguishment of debt, loss on sale of assets, and charges incurred as a result of our financing activities. EBITDA and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. See below for a reconciliation from Net income, the nearest GAAP financial measure, to EBITDA and Adjusted EBITDA.
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
EBITDA and Adjusted EBITDA
The following table reconciles net loss, our most directly comparable as-reported financial measure calculated in accordance with GAAP, to (EBITDA Loss), EBITDA and Adjusted EBITDA.

	Years ended December 31,
(in thousands)	2025	2024
Net loss	$(52,610)	$(5,109)
Depreciation, amortization, depletion and accretion	11,747	8,594
Amortization of Upfront Customer Consideration	620	508
Interest expense, net	2,383	2,154
Income tax expense (benefit)	12	(164)
(EBITDA Loss) EBITDA	(37,848)	5,983
Corbin Facility impairment and write-down of related assets(1)	47,027	—
Share-based compensation(2)	3,363	2,715
GAC Facility pre-production feedstock(3)	2,911	—
Earnings from equity method investment	(1,951)	(127)
Cash distributions from equity method investment	251	127
Gain on insurance proceeds(4)	(685)	—
Loss on sale of assets	96	64
Financing costs	—	275
Loss on extinguishment of debt	—	1,422
Adjusted EBITDA	$13,164	$10,459
(1)Represents impairment charge recognized at our Corbin Facility of $44.8 million as well as the write-down of certain additional assets at the GAC Facility related to the use of product produced at the Corbin Facility that could not be reused or repurposed, resulting in an additional loss of $2.3 million during the year ended December 31, 2025.
(2)Represents non-cash stock-based compensation expenses that are included within "Cost of revenue, exclusive of depreciation and amortization" and "Selling, general and administrative" expenses in the Consolidated Statements of Operations. Previously reported Adjusted EBITDA for the year ended December 31, 2024 has been revised to include non-cash stock-based compensation expense.
(3)Represents expenses related to feedstock utilized in pre-production testing of our GAC Facility during the year ended December 31, 2025 included within "Research and development" expense in the Consolidated Statements of Operations.
(4)Represents gain related to an insurance claim related to equipment at our Five Forks Mine during the year ended December 31, 2025 included within "Other income" in the Consolidated Statements of Operations. We received the proceeds in October 2025.

Liquidity and Capital Resources
Current Capital Resources and Factors Affecting Our Liquidity
For the year ended December 31, 2025, our principal sources of liquidity consisted of:
•cash on hand, excluding restricted cash of $8.5 million primarily pledged as collateral under a surety bond agreement;
•availability under the Revolving Credit Facility, which as of December 31, 2025 had $1.4 million available; and
•cash from operations.
For the year ended December 31, 2025, our principal uses of liquidity included:
•capital expenditures, including those related to the Red River Plant expansion;
•our business operating expenses;
•payments on our lease obligations; and
•payments on our debt obligations.
Cash Flows
Cash and restricted cash decreased from $22.2 million as of December 31, 2024, to $15.0 million as of December 31, 2025, a decrease of $7.2 million. The following table summarizes our cash flows for the years ended December 31, 2025 and 2024, respectively:

	Years Ended December 31,
(in thousands)	2025	2024	Change
Cash provided by (used in):
Operating activities	$(2,730)	$10,477	$(13,207)
Investing activities	(8,161)	(85,074)	76,913
Financing activities	3,696	42,679	(38,983)
Net change in Cash and Restricted Cash	$(7,195)	$(31,918)	$24,723
Cash flows from operating activities
Cash flows used in operating activities for the year ended December 31, 2025 was $2.7 million compared to cash flows provided by operating activities of $10.5 million for the year ended December 31, 2024. This decrease in cash flows from operating activities was primarily due to the following: (1) an increase in net loss of $47.5 million year over year; (2) a net decrease in working capital of $11.3 million primarily as a result of significant payments made in 2025 on accounts payable and accrued expenses, as well as increases in prepaid expenses and other assets, and (3) an increase in Earnings from equity method investment of $1.8 million. Partially offsetting the net increase in cash flows used in operating activities year over year were increases in Impairment of long-lived assets of $44.8 million and Depreciation, amortization, depletion and accretion of $3.2 million.
Cash flows from investing activities
Cash flows used in investing activities for the year ended December 31, 2025 was $8.2 million compared to cash flows used in investing activities of $85.1 million for the year ended December 31, 2024. The decrease in cash used was primarily due to a decrease in acquisition of property, equipment and intangibles, net, of $76.6 million primarily related to capital expenditures for our Red River Plant expansion in 2024. Partially offsetting the net decrease in cash flows used in investing activities year over year was an increase in mine development costs of $0.4 million.
Cash flows from financing activities
Cash flows provided by financing activities for the year ended December 31, 2025 decreased by $39.0 million compared to the year ended December 31, 2024 primarily due to significant equity financing activities completed in 2024. These include proceeds from the issuance and sale of our common stock in both private and public offerings totaling $42.4 million and a net increase in borrowings year over year of $8.7 million on the Revolving Credit Facility. These increases were offset by a net decrease in principal payments on notes payable of $9.9 million due to the prepayment of the principal of the CFG Loan of

$10.0 million in 2024. Additional increases in cash flows year over year provided by financing activities were due to costs associated with extinguishment of the CFG Loan and associated financing costs for the Revolving Credit Facility, both in 2024.
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
Based on current operating levels, we expect that our cash on hand and borrowing availability under the Revolving Credit Facility as of December 31, 2025 will provide sufficient liquidity to fund operations for the next 12 months.
Capital expenditures
During 2026, we expect our capital expenditures to primarily relate to routine maintenance on our Red River Plant and potential modifications to our GAC Facility, pending the results of our engineering and production process review as described above in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview". Capital expenditures planned for 2026 are dependent on many additional factors, including delays in procurement or construction, shortages of materials or availability of qualified contractors, liquidity requirements for funding the modifications to our GAC Facility, ongoing compliance with regulatory requirements, and environmental and operational licenses and approvals for additional GAC Facility expansion, which may impact the timing and amount of capital expenditures. The Company anticipates financing the capital expenditures with cash on hand, borrowing availability under the Revolving Credit Facility, and ongoing cost reduction initiatives.
Surety Bonds
As of December 31, 2025, we had outstanding surety bonds with regulatory commissions totaling $11.2 million primarily related to the Five Forks Mine and the Corbin Facility. As of December 31, 2025, and as required by our surety bond provider, we held restricted cash of $8.5 million pledged as collateral related to performance requirements required under a reclamation contract for the Five Forks Mine and the Corbin Facility. We expect that the obligations secured by these surety bonds will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related surety bonds may be released and collateral requirements may be reduced. However, in the event any surety bond is called, our indemnity obligations could require us to reimburse the surety bond provider.
Long Term Requirements
For a discussion of our long-term cash requirements, see Item 8, Note 5 of this Report.
Contractual Obligations
Contractual obligations as of December 31, 2025 are as follows:

	Payment Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
CTB Loan	$11,193	$1,110	$2,220	$2,220	$5,643
Finance lease obligations	337	250	87	—	—
Operating lease obligations	10,739	3,862	4,029	2,606	242
	$22,269	$5,222	$6,336	$4,826	$5,885
The table above excludes our asset retirement obligations ("AROs") related to reclamation of the Five Forks Mine, for which we have recorded a liability of $4.9 million within our Consolidated Balance Sheet as of December 31, 2025, as the timing and amount of payments to satisfy the AROs are uncertain and are based on numerous factors including, but not limited to, the expected closure date of the Five Forks Mine. The table above also excludes amounts outstanding under our Revolving Credit Facility, as the timing and amount of repayments are uncertain and are based on the nature and timing of our operating cash flows. Our outstanding borrowings under the Revolving Credit Facility were $19.0 million as of December 31, 2025.

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
Carrying value of long-lived assets and intangibles
We review and evaluate our long-lived assets and intangibles for impairment at least annually, or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We evaluate our long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (defined as an "Asset Group"). We make various estimates and assumptions about an Asset Group to determine whether a quantitative impairment test is necessary. Our qualitative assessment includes evaluating the following indicators of impairment for an Asset Group:
•Significant decrease in its market price;
•Significant adverse change in the extent or manner in which it is being used or its physical condition;
•Significant adverse change in legal factors or in the business climate;
•Accumulation of costs significantly in excess of its original acquisition or construction estimates;
•Operating or cash flow losses (current results, combined with either historical or forecasted); and
•Whether it is more likely than not that it will be disposed of significantly before the end of its previously estimated life.
If indicators of impairment are determined to exist for an Asset Group, we perform a recoverability test using undiscounted cash flows. The forecast of an Asset Group's undiscounted cash flows requires the use of estimates and assumptions. An impairment loss exists if the carrying value of an Asset Group exceeds its undiscounted cash flows.
An impairment loss is measured as the excess of the carrying value of an Asset Group over its estimated fair value. Fair value is determined based on various valuation models, including an income approach, a market approach and a cost approach. The use of these models entails the use of estimates and assumptions.
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

Item 8. Financial Statements and Supplementary Data
Arq, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Arq, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arq, Inc. (and subsidiaries) (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of Impairment of Long-lived Assets
Critical Audit Matter Description
As described in Note 2 to the consolidated financial statements, as part of its periodic review for indicators of impairment in long-lived assets, the Company assessed its long-lived assets located at the Corbin Facility (“Corbin Asset Group”) and the GAC Facility assets located at the Red River Plant (“GAC Asset Group”) for potential impairment. The Company concluded that indicators for impairment were evident with both of the asset groups, and as of December 31, 2025, completed recoverability tests based on an undiscounted cash flow analysis for both asset groups. The Company determined for the Corbin Asset Group that the estimated undiscounted cashflows were less than its carrying value and the Corbin Asset Group was impaired. The Company further determined that the GAC Asset Group was not impaired as the estimated undiscounted cashflows exceeded its carrying value. As such, the Company completed an assessment of the Corbin Asset Group’s fair value, resulting in a $38.1 million impairment of net tangible assets and a $6.6 million impairment of intangible assets.

We identified the assessment of whether there were indicators of impairment and completion of the recoverability tests based on an undiscounted cash flow analysis for both the Corbin Asset Group and the GAC Asset Group, as well as the measurement of the impairment of the Corbin Asset Group, as a critical audit matter. Auditing the Company’s impairment assessment of long-lived assets is especially challenging due to the high degree of auditor judgment in evaluating management’s indicators of potential impairment for certain asset groups and determining the future cash flows and estimated fair values, where applicable, for certain asset groups where indicators of impairment were determined to be present, including the involvement of fair value specialists.
How We Addressed the Matter in Our Audit
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to the Company’s impairment analysis. Our audit procedures related to the matter included the following, among others:
Evaluating the significant judgments used by management in determining whether indicators of impairment were present, including searching for evidence contrary to such judgments.
Testing management’s process for determining the projected cash flows used in the recoverability test for each of the asset groups, which included evaluating the reasonableness of the underlying assumptions, including the term of the cash flows and forecasted growth rates, as well as testing the mathematical accuracy of the calculation.
With the assistance of fair value specialists, testing the estimated fair value of the Corbin Asset Group, including evaluating the appropriateness of the models used in the valuation, the reasonableness of certain significant assumptions used in the calculations, such as the percentage of physical deterioration of assets, the percentage of estimated obsolescence, and the sales comparison analysis, as well as testing the mathematical accuracy of the calculations.
Testing the carrying value of other assets included in the Corbin Asset Group that were determined to be fully impaired.
/s/ Baker Tilly US, LLP
Denver, Colorado
March 9, 2026

We have served as the Company’s auditor since 2017.

Arq, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2025	2024
ASSETS
Current assets:
Cash	$6,573	$13,516
Receivables, net	14,980	14,876
Inventories, net	15,895	19,314
Prepaid expenses and other current assets	6,404	4,650
Total current assets	43,852	52,356
Restricted cash, long-term	8,467	8,719
Property, plant and equipment, net of accumulated depreciation of $28,375 and $26,619, respectively	143,154	178,564
Other long-term assets, net	35,107	44,729
Total Assets	$230,580	$284,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,269	$21,017
Revolving credit facility	18,950	13,828
Current portion of long-term debt obligations	1,063	1,624
Other current liabilities	7,015	8,184
Total current liabilities	42,297	44,653
Long-term debt obligations, net of current portion	8,452	9,370
Other long-term liabilities	11,868	13,069
Total Liabilities	62,617	67,092
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: par value of $0.001 per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock: par value of $0.001 per share, 100,000,000 shares authorized, 47,348,394 and 46,639,930 shares issued, and 42,730,248 and 42,021,784 shares outstanding at December 31, 2025 and 2024, respectively	47	47
Treasury stock, at cost: 4,618,146 and 4,618,146 shares as of December 31, 2025 and 2024, respectively	(47,692)	(47,692)
Additional paid-in capital	201,784	198,487
Retained earnings	13,824	66,434
Total Stockholders’ Equity	167,963	217,276
Total Liabilities and Stockholders’ Equity	$230,580	$284,368
See Notes to the Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2025	2024
Revenue	$120,336	$108,959

Cost of revenue, exclusive of depreciation and amortization	86,804	69,515

Operating expenses:
Selling, general and administrative	22,554	28,695
Research and development	7,337	4,050
Depreciation, amortization, depletion and accretion	11,747	8,594
Impairment of long-lived assets	44,756	—
Loss on sale of assets	96	64
Total operating expenses	86,490	41,403
Operating loss	(52,958)	(1,959)
Other income (expense):
Earnings from equity method investment	1,951	127
Interest expense	(2,449)	(3,257)
Loss on extinguishment of debt	—	(1,422)
Other income	858	1,238
Total other income (expense)	360	(3,314)
Loss before income taxes	(52,598)	(5,273)
Income tax expense (benefit)	12	(164)
Net loss	$(52,610)	$(5,109)
Loss per common share (Note 1):
Basic	$(1.27)	$(0.14)
Diluted	$(1.27)	$(0.14)
Weighted-average number of common shares outstanding:
Basic	41,522	36,051
Diluted	41,522	36,051
See Notes to the Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders’ Equity
Balances, January 1, 2024	37,791,084	$38	(4,618,146)	$(47,692)	$154,511	$71,543	$178,400
Issuance of common stock in public offering, net of offering costs	5,485,500	5	—	—	26,649	—	26,654
Issuance of common stock related to private placement transaction, net of offering costs	2,142,858	2	—	—	14,949	—	14,951
Stock-based compensation	616,684	1	—	—	2,714	—	2,715
Issuance of common stock to related party	422,221	1	—	—	799	—	800
Exercise of warrant, net	324,955	—	—	—	—	—	—
Repurchase of common shares to satisfy minimum tax withholdings	(143,372)	—	—	—	(1,135)	—	(1,135)
Net loss	—	—	—	—	—	(5,109)	(5,109)
Balances, December 31, 2024	46,639,930	$47	(4,618,146)	$(47,692)	$198,487	$66,434	$217,276
Stock-based compensation	712,691	—	—	—	3,363	—	3,363
Repurchase of common shares to satisfy minimum tax withholdings	(4,227)	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	—	(52,610)	(52,610)
Balances, December 31, 2025	47,348,394	$47	(4,618,146)	$(47,692)	$201,784	$13,824	$167,963
See Notes to the Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(52,610)	$(5,109)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of long-lived assets	44,756	—
Depreciation, amortization, depletion and accretion	11,747	8,594
Stock-based compensation expense	3,363	2,715
Operating lease expense	2,432	2,004
Amortization of debt discount and debt issuance costs	359	601
Loss on sale of long-term assets, net	96	64
Loss from extinguishment of debt	—	1,422
Earnings from equity method investment	(1,951)	(127)
Other non-cash items, net	(678)	37
Changes in operating assets and liabilities:
Receivables	(104)	1,316
Prepaid expenses and other assets	(2,030)	1,166
Inventories	3,250	1,636
Other long-term assets, net	(4,128)	(2,166)
Accounts payable and accrued expenses	(6,696)	216
Other current liabilities	(260)	1,144
Operating lease liabilities	205	(1,272)
Other long-term liabilities	(481)	(1,764)
Net cash (used in) provided by operating activities	(2,730)	10,477
Cash flows from investing activities
Acquisition of property, plant, equipment and intangible assets, net	(8,576)	(85,170)
Acquisition of mine development costs	(531)	(181)
Proceeds from insurance recovery related to property and equipment	685	—
Distributions from equity method investee in excess of cumulative earnings	251	127
Proceeds from sale of property and equipment	10	150
Net cash used in investing activities	(8,161)	(85,074)

	Years Ended December 31,
(in thousands)	2025	2024
Cash flows from financing activities
Borrowings on revolving credit facility	$128,941	$13,828
Repayments of revolving credit facility	(123,818)	—
Principal payments on notes payable	(914)	(10,544)
Principal payments on finance lease obligations	(447)	(1,022)
Repurchase of common stock to satisfy tax withholdings	(66)	(1,135)
Net proceeds from common stock issued in public offering	—	26,654
Net proceeds from common stock issued in private placement transactions	—	14,951
Net proceeds from common stock issued to related party	—	800
Payment of debt issuance costs	—	(633)
Payment of debt extinguishment costs	—	(220)
Net cash provided by financing activities	3,696	42,679
Decrease in Cash and Restricted Cash	(7,195)	(31,918)
Cash and Restricted Cash, beginning of year	22,235	54,153
Cash and Restricted Cash, end of year	$15,040	$22,235
Supplemental disclosure of cash flow information:
Cash paid for interest	$661	$2,017
Cash received for income taxes	$(27)	$(100)
Supplemental disclosure of non-cash investing and financing activities:
Change in accrued purchases for property and equipment	$949	$6,198
Purchase of property and equipment through note payable	$—	$1,004
See Notes to the Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Operations and Significant Accounting Policies
Nature of Operations
Arq Inc., together with its consolidated subsidiaries ("Arq" or the "Company", formerly known as Advanced Emissions Solutions, Inc.) is a Delaware corporation with its principal office located in Greenwood Village, Colorado, with manufacturing, mining and logistics operations located in Louisiana and coal recovery and manufacturing operations located in Kentucky.
The Company is an environmental technology company that is principally engaged in the sale of consumable air, water, and soil treatment solutions, primarily based on activated carbon ("AC"). The Company's proprietary AC products enable customers to reduce air, water, and soil contaminants, including mercury, per and polyfluoroalkyl substances ("PFAS") and other pollutants, to meet the challenges of existing and pending air quality and water regulations. The Company manufactures and sells AC and other chemicals used to capture and remove impurities, contaminants, and pollutants for the coal-fired power generation, industrial, water treatment, and water and soil remediation markets, which are collectively referred to as the advanced purification technologies ("APT") market.
The Company’s primary products are comprised of AC, which is produced from a variety of carbonaceous raw materials. The Company’s AC products include powdered activated carbon ("PAC") and granular activated carbon ("GAC").
The Company owns a lignite coal mine located in Saline, Louisiana (the "Five Forks Mine") that currently supplies the primary raw material for the manufacturing of the majority of Company’s products at its facility in Coushatta, Louisiana (the "Red River Plant"). In addition, the Company leases land in Corbin, Kentucky where it operates a manufacturing facility (the "Corbin Facility") using a patented manufacturing process to reclaim bituminous coal fines into a purified, microfine carbon powder for high value applications (the "Corbin Wetcake").
Principles of Consolidation
The Consolidated Financial Statements include accounts of wholly-owned subsidiaries and variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.
All investments in partially owned entities for which the Company has the ability to exercise significant influence and holds a 20% or greater ownership interest based on the legal form of the Company's ownership percentage are accounted for using the equity method and are included in the Other long-term assets, net line item in the Consolidated Balance Sheets. As of December 31, 2025, the Company holds an equity interest of 42.5% in Tinuum Group, LLC ("Tinuum Group").
Cash and restricted cash
Cash consists of cash on hand and bank deposits. Restricted cash is primarily comprised of posted cash collateral required under a surety bond contract related to the Five Forks Mine and the Corbin Facility.
Concentration of credit risk
As of December 31, 2025, the Company held cash that exceeded the Federal Deposit Insurance Corporation ("FDIC") limits (currently $250 thousand) at three financial institutions. If a financial institution was unable to perform its obligations, the Company would be at risk regarding the amount of cash held in excess of the FDIC limits.
Fair value measurements
Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prioritizes inputs to valuation techniques as follows:
•Level 1: Quoted prices for identical instruments in active markets.
•Level 2: Quoted prices for similar instruments in active markets or identical instruments in inactive markets, or model-derived valuations with observable inputs.
•Level 3: Significant inputs to the valuation model are unobservable.
The carrying amounts of our cash, restricted cash, accounts receivable, accounts payable and other current liabilities approximate fair value as recorded due to the short-term nature of these instruments. Other assets and liabilities are measured at fair value on a nonrecurring basis.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Receivables, net
Receivables, net are recorded at net realizable value, which includes an appropriate allowance for estimated uncollectible amounts to reflect any loss anticipated on the receivables. Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables and are included as a component of the Selling, general and administrative line item in the Consolidated Statements of Operations. The allowance for doubtful accounts is based on historical experience, general economic conditions and the credit quality of specific accounts and was not material as of December 31, 2025 and 2024.
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
The following table details the components of the Company's intangible assets:

		As of December 31,
		2025		2024
(in thousands, except years)	Weighted Average Remaining Amortization Period (in years)	Cost	Net of Accumulated Amortization	Cost	Net of Accumulated Amortization
Patents	9.3	$1,758	$570	$1,705	$575
Developed technology	0.0	—	—	8,307	6,994
Total		$1,758	$570	$10,012	$7,569
Included in the Consolidated Statements of Operations is amortization expense related to intangible assets of $0.4 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively. The estimated future amortization expense for existing intangible assets as of December 31, 2025 is expected to be approximately $0.1 million for the year ended December 31, 2026 and each of the four succeeding fiscal years.
Investments
The investments in entities in which the Company does not have a controlling interest (financial or operating), but where it has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and the Company's ownership percentage. Under the equity method of accounting, an investee company’s financial statements are not consolidated in the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations; however, the Company’s share of the earnings or losses of the investee is reported in the "Earnings from equity method investment" line item in the Consolidated Statements of Operations, and the Company’s carrying value in an equity method investee is reported in the "Other long-term assets, net" line in the Consolidated Balance Sheets.
The Company recognizes equity earnings from equity method investments based on its percentage ownership in the investee. The Company recognizes distributions received in excess of the carrying value of an equity method investment as equity method earnings in the period the distributions occur to the extent that the Company has not guaranteed any obligations of the

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Other Assets
Mine Development Costs
Mine development costs are related to the Five Forks Mine and are stated at cost less accumulated depletion and include acquisition costs, the cost of other development work and mitigation costs. Costs are amortized over the estimated life of the related mine reserves, which as of December 31, 2025 is estimated to be approximately 16 years. The Company performs an evaluation of the recoverability of the carrying value of mine development costs to determine if facts and circumstances indicate that their carrying value may be impaired and if any adjustment is warranted. Mine development costs are reported in the "Other long-term assets, net" line item in the Consolidated Balance Sheets.
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

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Research and Development
Research and development costs include payroll expenses related to research and development personnel and other expenses incurred related to research and development activities and are charged to expense in the period incurred. Research and development costs are reported within the "Research and development" line item in the Consolidated Statements of Operations. For the years ended December 31, 2025 and 2024, the Company recorded total research and development costs of $7.3 million and $4.1 million, respectively.
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

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Loss per Common Share
Basic loss per common share is computed using the weighted-average shares of common stock outstanding during the reporting period. Diluted loss per share is computed in a manner consistent with that of basic loss per share, while considering other potentially dilutive securities.
Potentially dilutive securities consist of unvested restricted stock awards ("RSAs") and contingent performance stock units ("PSUs") (collectively, "Potential dilutive shares"). Potential dilutive shares are excluded from diluted weighted-average shares of common stock outstanding when their effect is anti-dilutive based on the treasury stock method. When there is a net loss for a period, all Potential dilutive shares are anti-dilutive and are excluded from the calculation of diluted weighted-average shares of common stock outstanding for that period.
Each PSU represents a contingent right to receive shares of the Company’s common stock, and the number of shares may range from zero to two times the number of PSUs granted on the award date depending upon the price performance of the Company's common stock as measured against a general index and a specific peer group index over requisite performance periods. The number of Potential dilutive shares related to a PSU is based on the number of shares of the Company's common stock, if any, that would be issuable at the end of the respective reporting period, assuming that the end of the reporting period is the end of the contingency period applicable to a PSU. See Note 11 for additional information related to PSUs.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table sets forth the calculations of basic and diluted loss per common share:

	Years Ended December 31,
(in thousands, except per share amounts)	2025	2024
Net loss	$(52,610)	$(5,109)

Basic weighted-average number of common shares outstanding	41,522	36,051
Add: dilutive effect of equity instruments	—	—
Diluted weighted-average shares outstanding	41,522	36,051
Loss per share - basic	$(1.27)	$(0.14)
Loss per share - diluted	$(1.27)	$(0.14)
For the years ended December 31, 2025 and 2024, 2.5 million and 2.4 million weighted-average equity instruments, respectively, were outstanding but were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.
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
Risks and Uncertainties
The Company is principally dependent on operations of its APT business, its cash on hand, and availability under its secured revolving credit facility (the "Revolving Credit Facility") to provide liquidity over the near and long term. The Company's revenue, sales volumes, earnings and cash flows are significantly affected by prices of competing power generation sources such as natural gas and renewable energy. During periods of low natural gas prices, natural gas provides a competitive alternative to coal-fired power generation and therefore, coal consumption may be reduced, which in turn reduces the demand for the Company's products. However, during periods of higher prices for competing power generation sources, there is generally an increase in coal consumption and thus demand for the Company's products also increases.
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
Another significant market driver for the Company’s existing products and services and those planned in the future are existing and expected environmental laws and regulations, particularly those addressing the reduction of mercury and other emissions from coal-fired electricity generating units and regulation of PFAS and other pollutants. For example, the Company expects revenue and sales volumes to increase in the coming years as a result of U.S. Environmental Protection Agency regulations of PFAS substances in drinking water finalized in April 2024. If, as a result of the current U.S. presidential administration or developments in administrative law jurisprudence, such laws and regulations are delayed, not enacted, repealed, amended to be less strict, or include prolonged phase-in periods, or are not enforced, the Company’s business would be adversely affected by declining demand for such products and services.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Segments
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company's chief operating decision maker ("CODM"), or a decision-making group, in deciding how to allocate resources and in assessing financial performance. As of December 31, 2025, the Company's CODM was the Company's Chief Executive Officer, and the Company concluded that it had one reportable segment.
New Accounting Standards
Recently Adopted
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires enhanced disclosures to certain income tax disclosures, most notably the effective tax rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a retrospective basis. See Note 12.
Recently Issued
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
Note 2 - Impairment
In December 2025, the Company terminated substantially all of the Corbin Facility employees and elected to idle indefinitely the Corbin Facility effective January 1, 2026. As of December 31, 2025, the Company recorded a severance accrual for these employees in the amount of $0.3 million in accordance with employment agreements. In the second half of 2025, the Corbin Facility had commenced producing Corbin Wetcake to be used in the manufacturing process at the GAC facility constructed at the Red River Plant (the "GAC Facility"). The GAC Facility was commissioned in August 2025. Due to problems with the Corbin Wetcake composition and design flaws in our GAC Facility, the Company concluded that it was cost prohibitive to continue to produce GAC products using the Corbin Wetcake. In January 2026, the Company temporarily ceased production of GAC products and began testing of a bituminous coal feedstock purchased from a third party to produce GAC products.
Based on these factors and as part of its periodic review for indicators of impairment in evaluating the carrying value of long-lived assets, the Company assessed its long-lived assets located at the Corbin Facility (the "Corbin Asset Group") and the GAC Facility assets located at the Red River Plant (the "GAC Asset Group") for potential impairment. The Company concluded that indicators of impairment were evident with both of these asset groups, and as of December 31, 2025, completed recoverability tests based on an undiscounted cash flow analysis for both asset groups. The Company determined for the Corbin Asset Group that the estimated undiscounted cash flows were less than its carrying value and the Corbin Asset Group was impaired. The Company further determined that the GAC Asset Group was not impaired as the estimated undiscounted cash flows exceeded its carrying value.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Accordingly, the Company completed a valuation of the Corbin Asset Group to estimate its fair value. The Company engaged an independent third party to perform a valuation of the Corbin Asset Group as the basis of estimating its fair value. This valuation was based on a cost approach to determine an estimate of "ordinary liquidation value" of the Corbin Asset Group and incorporated the use of Level 3 inputs. The Company estimated the fair value of the Corbin Asset Group at $10.9 million and recorded an impairment charge (the "Corbin Impairment Charge") and corresponding write-down of the Corbin Asset Group in the amount of $38.1 million. Included in this amount is also $0.3 million of Corbin Wetcake inventory that was written-off as of December 31, 2025.
In addition, the Company concluded that the intangible asset, developed technology, which comprised a number of patents and other intellectual property attributable to the proprietary manufacturing process for Corbin Wetcake, was also impaired and that its estimated fair value as of December 31, 2025 was zero. Accordingly, the Company recorded an impairment charge (the "Developed Technology Impairment Charge") and a corresponding write-down of the developed technology in the amount of $6.6 million as of December 31, 2025. The Corbin Impairment Charge and the Developed Technology Impairment Charge are included in "Impairment of long-lived assets" in the Consolidated Statements of Operations for the year ended December 31, 2025.
The following table summarizes the allocation of the Corbin Impairment Charge and the Developed Technology Impairment Charge as of December 31, 2025:

(in thousands)	Corbin Impairment Charge	Developed Technology Impairment Charge
Inventories, net	$321	$—
Property, plant and equipment, net	34,341	—
Other long-term assets, net	3,485	6,609
Total impairment	$38,147	$6,609
Note 3 - Inventories, net
The following table summarizes the Company's inventories as of December 31, 2025 and 2024:

	As of December 31,
(in thousands)	2025	2024
Product inventory	$10,403	$11,166
Raw material inventory	5,492	8,148
	$15,895	$19,314

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Property, Plant and Equipment
The cost basis and accumulated depreciation of property, plant and equipment as of December 31, 2025 and 2024 are summarized in the table below:

	Life in Years	As of December 31,
(in thousands)		2025	2024
Land and land improvements	6+(1)	$2,100	$1,596
Plant and operating equipment	2-29	158,490	86,297
Furniture and fixtures	3-19	1,981	2,053
Machinery and equipment	2-12	1,165	2,124
Leasehold improvements	12-14	2,149	3,137
Construction in progress		5,644	109,976
		171,529	205,183
Less accumulated depreciation		(28,375)	(26,619)
Total property, plant and equipment, net		$143,154	$178,564
(1) Land Improvements have a useful life between 6 and 31 years.
Included in plant and operating equipment as of December 31, 2025 and 2024 is mining equipment financed under various lease facilities, and obligations due under these facilities are included in long-term debt in the Consolidated Balance Sheets. The total amount recorded for ROU assets as of December 31, 2025 and 2024 related to finance lease obligations was $0.3 million and $0.8 million, respectively, net of accumulated depreciation of $2.8 million and $3.2 million.
Depreciation expense for the years ended December 31, 2025 and 2024 was $10.2 million and $6.9 million, respectively.
Note 5 - Revenue
For the years ended December 31, 2025 and 2024, all material performance obligations related to revenue recognized were satisfied at a point in time.
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
Other receivables
The Company exercised its right under certain MQ Contracts and recognized $1.6 million of revenue from MQ Contracts for the year ended December 31, 2024. The Company did not have material revenue from MQ Contracts for the year ended December 31, 2025. Receivables from MQ contracts are included as "Other receivables" within Receivables, net on the Consolidated Balance Sheets.
The following table shows the components of the Company's Receivables, net:

	As of December 31,
(in thousands)	2025	2024
Trade receivables, net	$14,830	$13,265
Other	150	1,611
Receivables, net	$14,980	$14,876
As of January 1, 2024, Trade receivables, net and Other receivables were $11.3 million and $4.9 million, respectively.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Contract assets
Contract assets are comprised of unbilled receivables from customers and are included in Receivables, net in the Consolidated Balance Sheets. Unbilled receivables represent a conditional right to consideration in exchange for goods or services transferred to a customer. The Company did not have material contract assets outstanding as of December 31, 2025 and 2024.
Contract liabilities
Contract liabilities are comprised of deferred revenue, which represents an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer and, if deliverable within one year or less, is included in "Other current liabilities" in the Consolidated Balance Sheets and, if deliverable outside of one year, is included in "Other long-term liabilities" in the Consolidated Balance Sheets. The Company did not have material contract liabilities outstanding as of December 31, 2025 and 2024.
Note 6 - Debt Obligations

	As of
(in thousands)	December 31, 2025	December 31, 2024
Revolving credit agreement	$18,950	$13,828
CTB Loan due January 2036	8,403	8,983
Finance lease obligations	319	1,269
Other	1,031	1,004
	28,703	25,084
Unamortized debt discounts	(24)	(24)
Unamortized debt issuance costs	(214)	(238)
	28,465	24,822
Less: Current maturities	(20,013)	(15,452)
Total long-term debt obligations	$8,452	$9,370
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

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
On each of May 6, 2025, December 9, 2025, January 28, 2026, and February 27, 2026, the Company entered into amendments to the Revolving Credit Agreement, all of which provided for, among other things, a revision to the borrowing availability calculation and a reduction in the minimum liquidity requirement for the period beginning May 6, 2025 through March 31, 2026. As of April 1, 2026, the minimum liquidity requirement will reset to $5.0 million.
As of December 31, 2025, the Company's borrowings under the Revolving Credit Facility totaled $19.0 million.
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
The CTB Loan was originally entered into on January 27, 2021 and is comprised of two promissory notes (the "Notes"): (1) "Note A" in the principal amount of $8.0 million, which is guaranteed by the U.S. Department of Agriculture; and (2) "Note B" in the principal amount of $2.0 million. The Notes mature on January 27, 2036 and bear interest at 6.0% per annum through January 2026 and at the prime rate plus 2.75% thereafter. The Company is required to make combined interest and principal payments monthly in the fixed amount of $0.1 million. Interest is computed and payable on the outstanding principal as of the end of the prior month and the balance of the fixed monthly payment amount is applied to the outstanding principal. The Notes carry a prepayment penalty of 1.0% of the outstanding principal if paid prior to January 27, 2026. Thereafter, the Notes may be prepaid without penalty.
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
On March 5, 2026, the Company entered into an amendment to the CTB Loan (the "CTB Second Amendment"). Under the CTB Second Amendment, the lender waived the Company’s obligation to satisfy certain financial covenants for the fiscal year ending December 31, 2025 and suspended financial covenant testing for the fiscal year ending December 31, 2026. As a condition of the waiver, the Company was required to increase its deposits held in reserve at CTB.
The carrying values of both the Revolving Credit Facility and the CTB Loan approximate their fair values as both instruments bear interest at rates indexed to market rates for similar instruments.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 7 - Leases
The Company's operating and finance lease ROU assets and liabilities as of December 31, 2025 and 2024 consisted of the following items (in thousands):

	As of
(in thousands)	December 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets, net of accumulated amortization (1)	$6,793	$9,312

Operating lease obligations, current	$2,842	$2,081
Long-term operating lease obligations	6,086	7,460
Total operating lease obligation	$8,928	$9,541

Finance Leases
Finance lease right-of-use assets, net of accumulated amortization (2)	$276	$824

Finance lease obligations, current	$231	$855
Long-term finance lease obligations	88	414
Total finance lease obligations	$319	$1,269
(1) Operating lease assets are reported net of accumulated amortization of $6.6 million and $4.5 million as of December 31, 2025 and 2024, respectively.
(2) Finance lease assets are reported net of accumulated amortization of $2.8 million and $3.2 million as of December 31, 2025 and 2024, respectively.
Finance leases
ROU assets under finance leases are included in the "Property, plant and equipment" line item, and finance lease liabilities are included in the "Current portion of long-term debt" and "Long-term debt, net of current portion" line items, respectively, in the Consolidated Balance Sheets as of December 31, 2025 and 2024.
Interest expense related to finance lease liabilities and amortization of ROU assets under finance leases are included in the "Interest expense" and "Depreciation, amortization, depletion and accretion" line items, respectively, in the Consolidated Statements of Operations for the years ended December 31, 2025 and 2024.
Operating leases
ROU assets under operating leases are included in the "Other long-term assets" line item, and operating lease liabilities are included in "Other current liabilities" and "Other long-term liabilities" line items, respectively, in the Consolidated Balance Sheets as of December 31, 2025 and 2024.
Lease expense for operating leases for the year ended December 31, 2025 was $5.7 million, of which $5.0 million is included in the "Cost of revenue, exclusive of depreciation and amortization" line item and $0.7 million is included in the "Selling, general and administrative" line item in the Consolidated Statement of Operations for the year ended December 31, 2025. Lease expense for operating leases for the year ended December 31, 2024 was $5.3 million, of which $3.8 million is included in the "Cost of revenue, exclusive of depreciation and amortization" line item and $1.5 million is included in the "Selling, general and administrative" line item in the Consolidated Statement of Operations for the year ended December 31, 2024.
In 2025, the Company renewed its lease of land where the Corbin Facility is located (the "Corbin Lease") through August 31, 2030 in accordance with the Corbin Lease renewal term, which allows for automatic five-year renewals by the Company. As of December 31, 2025 and based on the Company's decision to idle indefinitely the Corbin Facility, the Company revalued the Corbin Lease liability and the related ROU asset (the "Corbin ROU Asset") based on a reduction from its estimated expected

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
termination date of August 31, 2040, to August 31, 2030. The revaluation resulted in a reduction to both the Corbin Lease Liability and the Corbin ROU Asset in the amount of $0.8 million.
Lease financial information as of and for the years ended December 31, 2025 and 2024 is provided in the following table:

	Year ended December 31,
(in thousands)	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$396	$489
Interest on lease liabilities	131	194
Operating lease cost	3,600	3,229
Short-term lease cost	1,896	1,636
Variable lease cost (1)	240	417
Total lease cost	$6,263	$5,965

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$131	$194
Operating cash flows from operating leases	$2,438	$1,996
Financing cash flows from finance leases	$447	$1,022
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,643	$724
Weighted-average remaining lease term - finance leases	1.3 years	1.6 years
Weighted-average remaining lease term - operating leases	3.8 years	7.3 years
Weighted-average discount rate - finance leases	8.9%	6.2%
Weighted-average discount rate - operating leases	11.3%	12.2%
(1) Primarily includes common area maintenance, property taxes and insurance payable to lessors.
The following table summarizes the Company's future lease payments under finance and operating leases as of December 31, 2025:

(in thousands)	Operating Lease Commitments	Finance Lease Commitments	Total Lease Commitments
2026	$3,862	$250	$4,112
2027	2,417	87	2,504
2028	1,612	—	1,612
2029	1,508	—	1,508
2030	1,098	—	1,098
Thereafter	242	—	242
Total lease payments	10,739	337	11,076
Less: Imputed interest	(1,811)	(18)	(1,829)
Present value of lease payments	$8,928	$319	$9,247

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 8 - Commitments and Contingencies
Surety Bonds and Restricted Cash
As the owner of the Five Forks Mine, the Company is required to post a surety bond with a regulatory commission related to performance requirements associated with the Five Forks Mine. As of December 31, 2025, the amount of this surety bond was $7.5 million.
The Company leases land adjacent to the Corbin Facility and is required to post surety bonds with a regulatory commission for reclamation. As of December 31, 2025, the amount of these surety bonds was $3.0 million.
The Company holds permits for an abandoned mine in West Virginia ("Mine 4") and is required to post a surety bond with a regulatory commission for reclamation. As of December 31, 2025, the amount of this surety bond was $0.7 million.
As of December 31, 2025 and 2024, the Company posted cash collateral of $8.5 million and $8.5 million, respectively, as required by the Company's surety bond providers, which is reported as long-term restricted cash in the Consolidated Balance Sheets. As of December 31, 2025, the Company holds a deposit of $0.4 million with a third party for collateral as required under a bonding arrangement for Mine 4. This deposit is included in "Other long-term assets, net" in the Consolidated Balance Sheet as of December 31, 2025.
From time to time, the Company will enter into customer supply agreements which require the Company to obtain performance bonds equal to the annual contract values. The most significant of these was renewed January 1, 2026 and requires the Company to post a performance bond in an amount equal to the annual contract value of $4.0 million. As of December 31, 2025, the amount of performance bonds outstanding as required by other customer supply agreements was $0.2 million.
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
Under an agreement executed in December 2022 amongst certain owners of Tinuum Group, the Company became party to a distribution and repayment agreement (the "Repayment Agreement"). Under the terms of the Repayment Agreement, the Company became contractually liable for up to $1.7 million of a contingent liability of Tinuum Group (the "Tinuum Group Obligation") and recorded a liability of $1.7 million, which is presented in the "Other current liabilities" line item in the Consolidated Balance Sheet as of December 31, 2024. In December 2025, the Company was released from its obligation under the Repayment Agreement, largely based on the expiration of the contingency, and the Tinuum Group Obligation was discharged in full. The Company recognized a gain of $1.7 million related to the release of the liability, which is presented in the "Earnings from equity method investment" line item in the Consolidated Statements of Operations for the year ended December 31, 2025.
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
On February 7, 2025, the Company announced that it had commenced legal proceedings against the firm engaged for design of the GAC Facility. The Company believes that the design firm was, among other things, negligent and breached its contract with the Company and as a direct result, the Company suffered material damages including a material increase in costs and time delays associated with the project versus original forecasts. The Company is now seeking to recover damages resulting from such negligence and contractual breaches. On April 11, 2025, the design firm filed a counterclaim to recover certain fees associated with the services provided.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 9 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of "Prepaid expenses and other current assets" and "Other long-term assets, net" as presented in the Consolidated Balance Sheets:

	As of December 31,
(in thousands)	2025	2024
Prepaid expenses and other current assets:
Prepaid expenses	$2,959	$2,021
Prepaid lender fees, net (1)	1,472	982
Prepaid taxes and tax refunds	147	233
Other	1,826	1,414
	$6,404	$4,650
Other long-term assets, net:
Spare parts, net	$11,017	$11,178
Right of use assets, operating leases, net	6,793	9,312
Mine development costs, net	6,763	7,010
Upfront Customer Consideration (2)	5,639	5,459
Mine reclamation asset, net	1,645	1,620
Intangible assets, net	570	7,569
Other	2,680	2,581
	$35,107	$44,729
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
Mine development costs include acquisition costs, the cost of other development work and mitigation costs related to the Five Forks Mine and are depleted over the estimated life of the related mine reserves, which is estimated to be approximately 16 years as of December 31, 2025. The Company performs an evaluation of the recoverability of the carrying value of mine development costs to determine if facts and circumstances indicate that their carrying value may be impaired and if any adjustment is warranted. Mine reclamation asset represents the ARO asset related to the Five Forks Mine and is depreciated over its estimated life.
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
There were no changes to the carrying value of the Highview Investment for the years ended December 31, 2025 and 2024 as there were no indicators of impairment or observable price changes for equity issued by Highview. Since inception of Highview Investment, the Company has recognized $2.2 million of cumulative impairment losses. As of December 31, 2025 and 2024, the carrying value of the Highview Investment was $0.6 million and $0.6 million, respectively.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table details the components of "Other current liabilities" and "Other long-term liabilities" as presented in the Consolidated Balance Sheets:

	As of December 31,
(in thousands)	2025	2024
Other current liabilities:
Current portion of operating lease obligations	$2,842	$2,081
Sales, use and other taxes payable	1,304	2,325
Current portion of mine reclamation liability	1,037	1,037
Other current liabilities (1)	1,832	2,741
	$7,015	$8,184
Other long-term liabilities:
Operating lease obligations, long-term	$6,086	$7,460
Mine reclamation liabilities	5,719	5,242
Other	63	367
	$11,868	$13,069
(1) Included in Other current liabilities as of December 31, 2024 is $1.7 million related to the Repayment Agreement as defined in Note 8.
The Mine reclamation liabilities represent AROs. Changes in the AROs were as follows:

	As of December 31,
(in thousands)	2025	2024
Asset retirement obligations, beginning of year	$6,279	$6,163
Accretion	513	666
Liabilities settled	(177)	(77)
Changes due to scope and timing of reclamation	141	(473)
Asset retirement obligations, end of year	6,756	6,279
Less current portion	1,037	1,037
Asset retirement obligations, long-term	$5,719	$5,242

Supplemental Consolidated Statements of Operations Information
The following table details the components of "Interest expense" in the Consolidated Statements of Operations:

	Years Ended December 31,
(in thousands)	2025	2024
Interest on Revolving Credit Facility	$1,675	$—
Interest on CTB Loan	554	567
Interest on CFG Loan	—	2,286
Other	220	404
Total Interest expense	$2,449	$3,257

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 10 - Stockholders' Equity
The Company has two classes of capital stock authorized, common stock and preferred stock, which are described as follows:
Preferred Stock
The Company's Board of Directors (the "Board") is authorized to issue shares of Preferred Stock and to fix the number of shares constituting a series of Preferred Stock and, with respect to each series, to fix the number of shares and designation of such series, the voting powers, if any, the preferences and relative, participating, option or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of December 31, 2025 and 2024, there were no shares of Preferred Stock designated or outstanding.
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
Equity Transactions
On July 17, 2023, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Mr. Robert Rasmus and entities controlled by Mr. Rasmus, in connection with his appointment as the Company’s President and Chief Executive Officer. Pursuant to the Subscription Agreement, Mr. Rasmus subscribed for and agreed to purchase 950,000 shares of common stock from the Company for an aggregate purchase price of $1.8 million (at a price per share of approximately $1.90). In September 2023, the Company received cash of $1.0 million and issued 527,779 shares of common stock to Mr. Rasmus pursuant to the Subscription Agreement. In April 2024, the Company received $0.8 million in cash and issued 422,221 shares of its common stock to Mr. Rasmus pursuant to the Subscription Agreement.
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
Stock Repurchase Programs
In November 2018, the Board authorized the Company to purchase up to $20.0 million of its outstanding common stock under a stock repurchase program (the "Stock Repurchase Program"). On August 12, 2025, the Board voted to terminate the Stock Repurchase Program, under which $7.0 million was remaining at the time of its termination. No shares were repurchased during the years ended December 31, 2025 and 2024.
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

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Note 11 - Stock-Based Compensation
On June 10, 2024, the Company's stockholders approved the 2024 Omnibus Incentive Plan (the "2024 Plan"), which permits grants of awards to employees, directors and consultants. Awards may be in the form of options (both nonqualified stock options and incentive stock options), stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards and cash-based awards as described under the 2024 Plan. As of December 31, 2025, the Company has 1,037,061 shares of its common stock authorized for issuance under the 2024 Plan.
On May 16, 2022, the Company's stockholders approved the 2022 Omnibus Incentive Plan (the "2022 Plan"), which permits grants of awards to employees, directors and consultants. Awards may be in the form of options (both nonqualified stock options and incentive stock options), stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards and cash-based awards as described under the 2022 Plan. As of December 31, 2025, the Company has zero shares of its common stock authorized for issuance under the 2022 Plan.
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

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
No stock options were granted during the years ended December 31, 2025 and 2024.
The Company recorded the following stock-based compensation expense for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(in thousands)	2025	2024
RSA expense	$2,357	$1,834
PSU expense	763	638
Stock option expense	243	243
Total stock-based compensation expense	$3,363	$2,715
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
The amount of unrecognized compensation cost as of December 31, 2025, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of December 31, 2025
(in thousands, except years)	Unrecognized Compensation Cost	Expected Weighted-Average Period of Recognition (in years)
RSA expense	$3,791	1.62
PSU expense	1,135	1.18
Stock option expense	132	0.54
Total unrecognized stock-based compensation expense	$5,058	1.49

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Activity
Restricted Stock
A summary of activity of RSAs for the year ended December 31, 2025 is presented in the following table:

	Restricted Stock	Weighted-Average Grant Date Fair Value
(in thousands, except for share and per share amounts)	Awards	RSA's
Non-vested at January 1, 2025	732,555	$4.99
Granted	778,901	$4.91
Vested	(354,773)	$4.86
Forfeited	(88,034)	$4.99
Non-vested at December 31, 2025	1,068,649	$4.97
The weighted-average grant date fair value of RSAs granted or modified for the years ended December 31, 2025 and 2024 was $4.91 and $5.79, respectively. The total grant-date fair value of RSAs vested for the years ended December 31, 2025 and 2024 was $1.7 million and $2.0 million, respectively. The aggregate intrinsic value of non-vested RSAs outstanding as of December 31, 2025 was $3.5 million.
PSUs
PSUs outstanding remain unvested until either the requisite performance condition of the grant is met, or the third anniversary of their issuance date, at which time the actual number of vested shares will be determined based on the actual price performances of the Company’s common stock relative to a peer group performance index.
A summary of PSU activity for the year ended December 31, 2025 is presented in the table below:

	Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
PSUs outstanding at January 1, 2025	877,045	$2.94
Granted	141,064	7.11
Vested / Settled	(33,619)	9.11
Forfeited / Canceled	(173,197)	3.25
PSUs outstanding at December 31, 2025	811,293	$3.34	$2,653	1.12
Stock Options
A summary of stock option activity for the year ended December 31, 2025 is presented below:

	Number of Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2025	1,000,000	$3.00
Options granted	—	—
Options exercised	—	—
Options expired / forfeited	—	—
Options outstanding at December 31, 2025	1,000,000	$3.00	$270	7.54
Options vested and exercisable at December 31, 2025	666,666	$3.00	$180	7.54

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 - Income Taxes
The sources of pretax loss are as follows:

	Years ended December 31,
(in thousands)	2025	2024
Domestic	$(44,771)	$(3,435)
Foreign	(7,827)	(1,838)
	$(52,598)	$(5,273)
The provision for income taxes consists of the following:

	Years Ended December 31,
(in thousands)	2025	2024
Current portion of income tax expense (benefit):
Federal	$—	$—
State and other	12	(164)
	12	(164)
Deferred portion of income tax expense (benefit):
Federal	—	—
State and other	—	—
	—	—
Total income tax expense (benefit)	$12	$(164)
Effective tax rate	—%	3%
As discussed in Note 1 above, the Company adopted ASU 2023-09 effective for the year ended December 31, 2025 on a retrospective basis. The reconciliation of income taxes computed at the U.S. federal statutory rate of 21% to the effective rate for the years ended December 31, 2025 and 2024 is as follows:

	Years ended December 31,
(in thousands, except for rate)	2025		2024
	Amount	% of Pretax loss	Amount	% of Pretax loss
U.S. federal statutory tax rate	$(11,045)	21%	$(1,107)	21%
State income taxes, net of federal benefit (1)	10	—%	(130)	3%
Foreign tax effects - United Kingdom
Statutory tax rate difference between United Kingdom and U.S.	(313)	1%	(73)	1%
Valuation allowance	304	(1)%	459	(9)%
Other	—	—%	1	—%
Nontaxable or nondeductible items
Stock-based compensation	50	—%	(363)	7%
Nondeductible compensation	—	—%	53	(1)%
Other	43	—%	54	(1)%
Valuation allowances	10,969	(21)%	1,035	(20)%
Other adjustments	(6)	—%	(93)	2%
Effective tax rate	$12	—%	$(164)	3%
(1) State taxes in Texas comprise the majority (greater than 50%) of the tax effect in the category.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and their reported amounts in the accompanying Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows:

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets
Tax credits	$86,125	$86,125
Net operating loss carryforwards	22,264	18,985
Intangible assets	2,345	1,010
Employee related liabilities	1,386	1,553
Operating lease obligations	2,127	2,345
ARO, net of reimbursements	1,060	976
Research and development capitalization	1,092	1,591
Other investments	531	547
Inventory	508	680
Interest limitations	604	527
Other	359	622
Total deferred tax assets	118,401	114,961
Less valuation allowance	(114,033)	(101,598)
Deferred tax assets	4,368	13,363
Less: Deferred tax liabilities
Property and equipment and other	(1,404)	(9,730)
Right of use operating lease assets	(1,617)	(2,289)
Upfront customer consideration	(1,347)	(1,344)
Total deferred tax liabilities	(4,368)	(13,363)
Net deferred tax assets	$—	$—
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
As of December 31, 2025, the Company concluded it is more likely than not the Company will not generate sufficient taxable income within the applicable net operating loss and tax credit carry-forward periods to realize any of its net deferred tax assets. For the year ended December 31, 2025, the Company increased a valuation allowance from December 31, 2024 by $12.4 million and as of December 31, 2025, has a valuation allowance equal to 100% of its net deferred tax assets. In reaching this conclusion, the Company primarily considered its pretax losses incurred over a cumulative three-year lookback period.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Net cash paid (refunded) for income tax consisted of the following:

	As of December 31,
(in thousands)	2025	2024
Federal	$—	$—
State
Texas	(27)	20
Illinois	—	(150)
Pennsylvania	—	44
Other	—	(14)
	$(27)	$(100)
The following table presents the approximate amount of federal and state net operating loss carryforwards and federal tax credit carryforwards available to reduce future taxable income, along with the respective range of years that the net operating loss and tax credit carryforwards would expire if not utilized:

	As of December 31,
(in thousands)	2025	Beginning expiration year	Ending expiration year
Federal net operating loss carryforwards	$13,329	2035	Indefinite
Foreign net operating loss carryforwards	$4,200	Indefinite	Indefinite
State and other net operating loss carryforwards	$4,735	2026	Indefinite
Federal tax credit carryforwards	$86,125	2032	2041
The following table sets forth a reconciliation of the beginning and ending unrecognized tax positions on a gross basis for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(in thousands)	2025	2024
Balance as of January 1	$—	$54
Lapse of applicable statute of limitations	—	(54)
Balance as of December 31	$—	$—
Interest and penalties related to uncertain tax positions are accrued and included in the "Interest expense" line item in the Consolidated Statements of Operations. Additional information related to the components of "Interest expense" is included in Note 9. For the year ended December 31, 2024, the Company did not record any adjustments or recognize interest expense for uncertain tax positions.
The Company files income tax returns in the U.S., various states and the United Kingdom. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2022. The Company is generally no longer subject to state examinations by tax authorities for years before 2018.
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
An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax loss and credit carryforwards equal to the equity value of the entity immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the Internal Revenue Service (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. As of December 31, 2025, the Company performed an IRC Section 382 analysis and determined that it had not experienced an ownership change as of that date.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In February 2023, the Company completed a business combination (the "Acquisition") in which it acquired certain tax assets (the "Acquisition Tax Assets") totaling approximately $12.5 million. The Acquisition Tax Assets are comprised of net operating loss carryforwards, of which $8.8 million were in the U.S. Prior to the Acquisition, the acquiree completed numerous equity offerings that resulted in ownership changes. The Company has not completed a formal IRC Section 382 analysis of the acquiree's equity changes from acquiree's inception through the date of the Acquisition. The Company believes that one or more "ownership changes" occurred prior to the date of the Acquisition as defined under Sections 382 and 383 and that a portion or all the Acquisition Tax Assets may subject to an annual limitation.
Note 13 - Related Party Transactions
Consumables Cost of Revenue
For the year ended December 31, 2025, the Company recognized $0.6 million of Tinuum Group Royalty expense, which is included in the "Cost of revenue, exclusive of depreciation and amortization" line item in the Consolidated Statements of Operations.
Tinuum Group Obligation
As of December 31, 2024, the Company had an outstanding liability of $1.7 million related to its contractual amount due under the Tinuum Group Obligation, which is included in the "Other current liabilities" line item in the Consolidated Balance Sheet as of December 31, 2024. In December 2025, the Company was released from its obligation under the Repayment Agreement, largely based on the expiration of the contingency, and the Tinuum Group Obligation was discharged in full. The Company recognized a gain of $1.7 million related to the release of the liability, which is presented in the "Earnings from equity method investments" line item in the Consolidated Statements of Operations for the year ended December 31, 2025. Refer to Note 8 for further discussion.
Note 14 - Defined Contribution Savings Plans
The Company sponsors a qualified defined contribution savings plan (the "401(k) Plan") that allows participation by eligible employees who may defer a portion of their gross pay. The Company makes contributions to the 401(k) Plan based on percentages of an employee's eligible compensation as specified in the 401(k) Plan, and such employer contributions are in the form of cash.
The following table presents the amount of the Company's contributions made to the 401(k) Plan:

	Years Ended December 31,
(in thousands)	2025	2024
401(k) Plans employer contributions	$752	$544
Note 15 - Segment Reporting
Overall
The Company has one reportable segment – advanced purification technologies or "APT." The APT segment primarily manufactures and sells AC based environmental remediation products, comprised of PAC and GAC, and other chemicals used to capture and remove contaminants for coal-fired power generation, industrial, municipal water and air, water, and soil treatment and remediation markets. The Company derives revenue primarily in the U.S. and manages the business activities on a consolidated basis. The Company manufactures all of its finished goods at the Red River Plant. The Company's CODM is the Company's chief executive officer.
The Company's accounting policies of the APT segment are the same as those described in the summary of significant accounting policies which are provided in Note 1. The CODM assesses performance for the APT segment and decides how to allocate resources based on net income that also is reported on the Consolidated Statements of Operations as consolidated net income. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets.
The CODM uses net income to evaluate income generated from APT assets (return on assets) in deciding how to allocate cash flows from operations within the APT segment. Net income is used to monitor budget versus actual operating results in assessing performance of the APT segment.

Arq, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The level of detail used in reviewing operating financial performance and managing the business is contained in the Company's Consolidated Statements of Operations.
Products and services
The Company operates in one segment, APT, and all revenue reported represents sales of APT products to external customers and are presented in the Consolidated Statements of Operations.
Geographic areas
The Company is domiciled in the U.S. The table below shows revenue by country for the years ended December 31, 2025 and 2024.

	Years ended December 31,
(in thousands)	2025	2024
United States	$111,423	$101,103
Canada	8,913	7,856
Total	$120,336	$108,959
Major Customers
Revenue from external customers who represent 10% or more of the Company’s revenue for the years ended December 31, 2025 and 2024 were as follows:

		Years ended December 31,
Customer	Revenue Type	2025	2024
A	Consumables	24%	21%
B	Consumables	11%	9%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Under the supervision of, and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent registered public accounting firm, Baker Tilly US, LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2025 there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
Arq, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Arq, Inc. (and subsidiaries)’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Arq, Inc. (and subsidiaries) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 9, 2026, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Baker Tilly US, LLP
Denver, Colorado
March 9, 2026

Item 9B. Other Information
Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
Second Loan Modification Agreement
On March 5, 2026, certain subsidiaries of the Company, including Corbin Project LLC, Arq Projects Holding Company LLC, Arq Corbin LLC and Arq Corbin Land LLC, each a Delaware limited liability company (collectively, “Borrowers”) and Community Trust Bank, Inc., a Kentucky corporation (“CTB”) entered into the second loan modification agreement (the "Second Loan Modification Agreement") to the Loan Agreement (USDA Guaranteed Loan) by and among CTB and the Borrowers dated January 27, 2021, as amended by that certain letter agreement dated January 21, 2022, that certain Loan Modification Agreement dated June 2, 2023 and as otherwise amended, modified and/or extended by the parties from time to time (collectively, the "Loan Agreement").
Pursuant to the terms of the Second Loan Modification Agreement, CTB agreed to (a) waive the Borrowers' obligation to satisfy certain financial covenants for the fiscal year ended December 31, 2025, and (b) suspend financial covenant testing for the fiscal year ending December 31, 2026.
As a condition to CTB's entry into the Second Loan Modification Agreement, the Borrowers agreed to deposit an additional $752,500 into the Interest Reserve Account, as defined in and established by the Loan Agreement. The Borrowers may withdraw from the Interest Reserve Account down to the Required Minimum Balance, as defined in the Second Loan Modification Agreement.
The foregoing description of the Second Loan Modification Agreement is only a summary of its material terms and does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Loan Modification Agreement, which is filed as Exhibit 10.24 to this Annual Report on Form 10-K and incorporated herein by reference.
Departure of Chief Operating Officer and Chief Financial Officer
On March 4, 2026, the Company eliminated the role of Chief Operating Officer. Jeremy “Deke” Williamson will cease serving in that role, effective immediately. Mr. Williamson will remain employed by the Company until April 18, 2026, after which his employment will terminate.
Additionally, Jay Voncannon, Chief Financial Officer and principal financial officer of the Company, will cease serving in these roles, effective immediately. Mr. Voncannon will remain employed by the Company until April 18, 2026, after which date his employment will terminate.
The Company expects to enter into a separation agreement and release of claims with each of Messrs. Voncannon and Williamson, the terms of which will be disclosed once available.
Appointment of Principal Financial Officer
On March 4, 2026, the Board designated Stacia Hansen, the Company’s Chief Accounting Officer, Treasurer and principal accounting officer, as the Company’s principal financial officer, effective immediately.
The remaining information called for by Item 5.02(c) of Form 8-K has been previously reported and can be found in the Company’s definitive proxy statement and Current Report on Form 8-K, each filed with the Securities and Exchange Commission on April 21, 2025 and November 8, 2023, respectively, which information is incorporated by reference herein.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days from December 31, 2025 under the headings "Corporate Governance", "Executive Compensation", "Delinquent Section 16(a) Reports", "Company Policies Relating to Executive Compensation-Insider Trading Policy" and "Information about our Executive Officers".
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days from December 31, 2025 under the headings "Executive Compensation" and "Director Compensation".
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days from December 31, 2025 under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", with the exception of the following information.
Securities Authorized for Issuance under Equity Compensation Plans
We have plans under which equity awards are authorized for grant or issuance as compensation to eligible employees, consultants, and members of the Board. Our stockholders have approved these plans. See Note 11 - "Stock-Based Compensation" included in Item 8 of this Report for further information about the material terms of our equity compensation plans. The following table is a summary of the shares of our common stock authorized for issuance under the equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	411,293	(2)	$—		1,037,061
Equity compensation plans not approved by security holders	1,400,000		$3.00	(3)	—
Total	1,811,293				1,037,061
(1) Includes securities registered for issuance under the 2022 Omnibus Incentive Plan and 2024 Omnibus Incentive Plan.
(2) Represent shares subject to unvested performance share units.
(3) The restricted shares and RSUs were granted at full value, and therefore, have a weighted-average exercise price of $0. Excluding RSUs from this calculation, the weighted-average exercise price of outstanding non-qualified stock options was $3.00 at December 31, 2025.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days from December 31, 2025 under the heading "Related Person Transactions" and "Corporate Governance - Director Independence".

Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days from December 31, 2025 under the headings "Independent Registered Public Accounting Firm" and "Audit Committee Approval of Services".

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
(b)The following exhibits are filed as part of this Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Advanced Emissions Solutions, Inc.	10-Q	000-54992	3.1	August 9, 2013
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective February 1, 2024	8-K	001-37822	3.1	January 31, 2024
3.3	Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock of Advanced Emissions Solutions, Inc	8-K	001-37822	3.1	May 8, 2017
3.4	Certificate of Designations of Series A Preferred Stock	8-K	001-37822	3.1	February 1, 2023
3.5	Amended and Restated Bylaws of Arq, Inc., as amended	10-Q	001-37822	3.1	May 8, 2024
4.1	Form of Specimen Common Stock Certificate	10-Q	000-54992	4.1	August 9, 2013
4.2	Tax Asset Protection Plan dated as of May 5, 2017, by and between the Company and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate	8-K	001-37822	4.1	May 8, 2017
4.3	First Amendment to Tax Asset Protection Plan dated as of April 6, 2018, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-K	001-37822	4.2	April 11, 2018
4.4	Second Amendment to Tax Asset Protection Plan dated as of April 5, 2019, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-K	001-37822	4.3	April 11, 2019
4.5	Third Amendment to Tax Asset Protection Plan dated as of April 8, 2020, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-K	001-37822	4.4	April 9, 2020
4.6	Fourth Amendment to Tax Asset Protection Plan dated as of April 9, 2021, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-K	001-37822	4.5	April 13, 2021
4.7	Fifth Amendment to Tax Asset Protection Plan dated as of March 15, 2022, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-K	001-37822	4.6	March 16, 2022
4.8	Sixth Amendment to Tax Asset Protection Plan dated as of April 13, 2023, by and between the Company and Computershare Trust Company, N.A., as rights agent.	8-K	001-37822	4.7	April 14, 2023
4.9	Seventh Amendment to Tax Asset Protection Plan dated as of April 15, 2024, by and between the Company and Computershare Trust Company, N.A. as rights agent	8-K	001-37822	4.1	April 16, 2024
4.10	Eighth Amendment to Tax Asset Protection Plan dated as of April 8, 2025, by and between the Company and Computershare Trust Company, N.A. as rights agent	8-K	001-37822	4.1	April 11, 2025
4.11	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37822	4.10	March 12, 2024
10.1	Advanced Emissions Solutions, Inc. 2022 Omnibus Incentive Plan**	8-K	001-37822	10.1	May 17, 2022

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
10.2	Form of Restricted Stock Award Agreement under the 2022 Omnibus Incentive Plan**	10-K	001-37822	10.3	March 12, 2024
10.3	Form of Performance Stock Unit Agreement under the 2022 Omnibus Incentive Plan**	10-K	001-37822	10.4	March 12, 2024
10.4	Arq, Inc. 2024 Omnibus Incentive Plan	8-K	001-37822	10.1	June 13, 2024
10.5	Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC dated May 27, 2011, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC***	10-Q/A	000-50216	10.33	September 28, 2011
10.6	The First Amendment to the Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC dated September 9, 2011	10-Q	000-50216	10.89	November 14, 2011
10.7	Second Amendment to the Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC by and among ADA-ES, Inc., NexGen Refined Coal, LLC and GSFS Investments I Corp. dated July 31, 2012	10-Q	000-50216	10.59	November 9, 2012
10.8	Contribution Agreement dated May 27, 2011 between ADA-ES, Inc. and NexGen Refined Coal, LLC	10-Q	000-50216	10.87	August 12, 2011
10.9	Amended and Restated Limited Liability Company Operating Agreement of Clean Coal Solutions Services, LLC, by and between ADA-ES, Inc. and NexGen Refined Coal, LLC dated November 20, 2013	10-K	000-54992	10.38	February 29, 2016
10.10	Amended and Restated License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated October 30, 2009	10-Q	000-50216	10.77	August 16, 2010
10.11	First Amendment to the Amended and Restated License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated as of August 4, 2010	10-K	000-50216	10.81	March 28, 2011
10.12	Second Amendment to Amended and Restated License Agreement by and between ADA-ES, Inc. and Clean Coal Solutions, LLC dated as of July 23, 2013***	10-Q	000-54992	10.63	November 12, 2013
10.13	Technology Sublicense Agreement between ADA-ES, Inc., Clean Coal Solutions, LLC, and GS RC Investments LLC dated June 29, 2010	10-Q	000-50216	10.74	August 16, 2010
10.14	Amendment to Technology Sublicense Agreement between ADA-ES, Inc., GS RC Investments, LLC, and Clean Coal Solutions, LLC dated November 21, 2011***	10-K	000-54992	10.44	February 29, 2016
10.15	Amendment #2 to Technology Sublicense Agreement between ADE-ES, Inc, GS RC Investments, LLC, and Clean Coal Solutions, LLC dated December 15, 2011	10-K	000-50216	10.49	March 15, 2012
10.16	M-45 Technology License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated July 27, 2012***	10-Q	000-50216	10.58	November 9, 2012
10.17	Lignite Mining Agreement between Demery Resources Company, L.L.C. and Five Forks Mining, LLC dated as of June 29, 2009***	10-K	001-37822	10.43	March 18, 2019
10.18	First Amendment to Lignite Mining Agreement between Demery Resources Company, L.L.C. and Five Forks Mining, LLC, dated as of March 22, 2017***	10-K	001-37822	10.44	March 18, 2019
10.19	Third Amendment to the Second Amended and Restated Operating Agreement of Tinuum Group, LLC. dated September 4, 2019***	10-Q	001-37822	10.1	November 12, 2019
10.20	Master Agreement for Supply of Furnace Products between ADA Carbon Solutions, LLC and Cabot Norit Americas, Inc.***, †	8-K	001-37822	10.1	September 30, 2020

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
10.21	Amendment to Master Agreement for Supply of Furnace Products, by and between Arq Solutions (Red River), LLC and Norit Americas, Inc., dated as of February 8, 2024***, †	8-K	001-37822	10.1	February 13, 2024
10.22	Loan Agreement among Community Trust Bank, Inc.; Corbin Project LLC, Arq Projects Holding Company LLC, Arq St. Rose LLC, Arq Corbin LLC and Arq Corbin Land LLC, dated January 27, 2021†	10-K	001-37822	10.35	March 8, 2023
10.23	Loan Modification Agreement, among Community Trust Bank, Inc.; Corbin Project LLC, Arq Projects Holding Company LLC, Arq St. Rose LLC, Arq Corbin LLC and Arq Corbin Land LLC, dated as of June 2, 2023	8-K	001-37822	10.1	June 6, 2023
10.24	Second Loan Modification Agreement, dated as of March 5, 2026, by and among Community Trust Bank, Inc., Corbin Project LLC, Arq Projects Holding Company LLC, Arq Corbin LLC and Arq Corbin Land LLC.* †
10.25	Credit, Security and Guaranty Agreement, dated as of December 27, 2024, by and among Arq, Inc., certain subsidiaries of Arq, Inc., MidCap Funding IV Trust as agent, and the lenders from time to time party thereto.†	8-K	001-37822	10.1	January 2, 2025
10.26	Amendment No. 1, dated May 6, 2025, to Credit, Security and Guaranty Agreement, dated as of December 27, 2024, by and among Arq, Inc., certain subsidiaries of Arq, Inc., MidCap Funding IV Trust as agent, and the lenders from time to time party thereto.***	10-Q	001-37822	10.2	May 7, 2025
10.27	Amendment No. 2, dated December 9, 2025, to Credit, Security and Guaranty Agreement, dated as of December 27, 2024, by and among Arq, Inc., certain subsidiaries of Arq, Inc., MidCap Funding IV Trust as agent, and the lenders from time to time party thereto.***	8-K	001-37822	10.1	December 11, 2025
10.28	Amendment No. 3, dated January 28, 2026, to Credit, Security and Guaranty Agreement, dated as of December 27, 2024, by and among Arq, Inc., certain subsidiaries of Arq, Inc., MidCap Funding IV Trust as agent, and the lenders from time to time party thereto.	8-K	001-37822	10.1	January 29, 2026
10.29	Amendment No. 4, dated February 27, 2026, to Credit, Security and Guaranty Agreement, dated as of December 27, 2024, by and among Arq, Inc., certain subsidiaries of Arq, Inc., MidCap Funding IV Trust as agent, and the lenders from time to time party thereto.	8-K	001-37822	10.1	March 3, 2026
10.30	Employment Agreement by and between Robert E. Rasmus and Advanced Emissions Solutions, Inc., dated July 17, 2023	8-K	001-37822	10.2	July 17, 2023
10.31	Employment Agreement by and between Jeremy D. Williamson and Advanced Emissions Solutions, Inc., dated September 18, 2023	8-K	001-37822	10.1	September 18, 2023
10.32	Employment Agreement by and between Stacia Hansen and Advanced Emissions Solutions, Inc., dated November 6, 2023	8-K	001-37822	10.1	November 8, 2023
10.33	Employment Agreement by and between Clay Smith and Advanced Emissions Solutions, Inc., dated April 26, 2024.**,***	10-K	001-37822	10.33	March 5, 2025
10.34	Employment Agreement by and between Jay Voncannon and Arq, Inc., dated effective April 2, 2025.**, ***	8-K	001-37822	10.1	April 2, 2025
16.1	Letter of Moss Adams LLP to the Securities and Exchange Commission, dated June 9, 2025.	8-K	001-37822	16.1	June 9, 2025
19	Arq, Inc. Insider Trading Policy	10-K	001-37822	19	March 5, 2025
21.1	Subsidiaries of Arq, Inc.	10-K	001-37822	21.1	March 5, 2025
23.1	Consent of Baker Tilly US, LLP*
31.1	Certification of Principal Executive Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
31.2	Certification of Principal Financial Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Arq, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
95	Mine Safety Disclosure Exhibit*
97	Clawback Policy	10-K	001-37822	97	March 12, 2024
101	The following financial statements, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Operations for the Years ended December 31, 2025 and 2024, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the Years ended December 31, 2025 and 2024; and (v) Notes to the Consolidated Financial Statements. *
104	The cover page from Arq, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101)*
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

Arq, Inc.
(Registrant)

By	/s/ Robert Rasmus	By	/s/ Stacia Hansen
Robert Rasmus		Stacia Hansen
Chief Executive Officer (Principal Executive Officer)		Chief Accounting Officer (Principal Financial and Accounting Officer)

Date: March 10, 2026		Date: March 10, 2026
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Richard Campbell-Breeden	By	/s/ Jeremy Blank
Richard Campbell-Breeden, Director		Jeremy Blank, Director

Date: March 10, 2026		Date: March 10, 2026

By	/s/ Carol Eicher	By	/s/ Julian McIntyre
Carol Eicher, Director		Julian McIntyre, Director

Date: March 10, 2026		Date: March 10, 2026

By	/s/ Laurie Bergman	By	/s/ Robert Rasmus
Laurie Bergman, Director		Robert Rasmus, Director

Date: March 10, 2026		Date: March 10, 2026