Form 10-Q
period 2026-03-31
Arq, Inc.
filed 2026-05-06
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes  ☐    No  ☒
As of May 4, 2026, there were 42,926,258 outstanding shares of Arq, Inc. common stock, par value $0.001 per share.

Part I. – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Arq, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$4,672	$6,573
Receivables, net	15,952	14,980
Inventories, net	19,913	15,895
Prepaid expenses and other current assets	5,513	6,404
Total current assets	46,050	43,852
Restricted cash, long-term	11,184	8,467
Property, plant and equipment, net of accumulated depreciation of $31,289 and $28,375, respectively	141,061	143,154
Other long-term assets, net	33,840	35,107
Total Assets	$232,135	$230,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,107	$15,269
Revolving credit facility	20,908	18,950
Current portion of long-term debt obligations	1,075	1,063
Other current liabilities	5,988	7,015
Total current liabilities	45,078	42,297
Long-term debt obligations, net of current portion	8,194	8,452
Other long-term liabilities	11,051	11,868
Total Liabilities	64,323	62,617
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: par value of $0.001 per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock: par value of $0.001 per share, 100,000,000 shares authorized, 47,494,404 and 47,348,394 shares issued, and 42,876,258 and 42,730,248 shares outstanding at March 31, 2026 and December 31, 2025, respectively	47	47
Treasury stock, at cost: 4,618,146 and 4,618,146 shares as of March 31, 2026 and December 31, 2025, respectively	(47,692)	(47,692)
Additional paid-in capital	202,475	201,784
Retained earnings	12,982	13,824
Total Stockholders’ Equity	167,812	167,963
Total Liabilities and Stockholders’ Equity	$232,135	$230,580

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Revenue	$29,053	$27,247

Cost of revenue, exclusive of depreciation and amortization	19,114	17,332

Operating expenses:
Selling, general and administrative	7,369	6,053
Research and development	982	874
Depreciation, amortization, depletion and accretion	2,570	2,181
Loss on sale of assets	—	145
Total operating expenses	10,921	9,253
Operating (loss) income	(982)	662
Other income (expense):
Interest expense	(705)	(724)
Other income	845	265
Total other income (expense)	140	(459)
(Loss) income before income taxes	(842)	203
Income tax expense	—	—
Net (loss) income	$(842)	$203
(Loss) income per common share (Note 1):
Basic	$(0.02)	$—
Diluted	$(0.02)	$—
Weighted-average number of common shares outstanding:
Basic	41,732	41,322
Diluted	41,732	42,530

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2026	47,348,394	$47	(4,618,146)	$(47,692)	$201,784	$13,824	$167,963
Stock-based compensation	165,890	—	—	—	891	—	891
Repurchase of common shares to satisfy minimum tax withholdings	(19,880)	—	—	—	(200)	—	(200)
Net loss	—	—	—	—	—	(842)	(842)
Balances, March 31, 2026	47,494,404	$47	(4,618,146)	$(47,692)	$202,475	$12,982	$167,812

	Common Stock		Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2025	46,639,930	$47	(4,618,146)	$(47,692)	$198,487	$66,434	$217,276
Stock-based compensation	142,683	—	—	—	736	—	736
Repurchase of common shares to satisfy minimum tax withholdings	(214)	—	—	—	(42)	—	(42)
Net income	—	—	—	—	—	203	203
Balances, March 31, 2025	46,782,399	$47	(4,618,146)	$(47,692)	$199,181	$66,637	$218,173

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net (loss) income	$(842)	$203
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, amortization, depletion and accretion	2,570	2,181
Stock-based compensation expense	891	736
Operating lease expense	686	541
Amortization of debt discount and debt issuance costs	98	6
Loss on sale of long-term assets, net	—	145
Other non-cash items, net	(73)	(157)
Changes in operating assets and liabilities:
Receivables	(972)	(492)
Prepaid expenses and other assets	798	(113)
Inventories	(3,332)	(2,338)
Other long-term assets, net	501	(1,801)
Accounts payable and accrued expenses	1,726	(4,494)
Other current liabilities	(1,122)	(907)
Operating lease liabilities	(776)	826
Other long-term liabilities	(89)	(139)
Net cash provided by (used in) operating activities	64	(5,803)
Cash flows from investing activities
Acquisition of property, plant, equipment and intangible assets, net	(740)	(3,710)
Acquisition of mine development costs	(92)	(43)
Distributions from equity method investee in excess of cumulative earnings	78	155
Net cash used in investing activities	(754)	(3,598)
Cash flows from financing activities
Borrowings on revolving credit facility	32,439	30,700
Repayments of revolving credit facility	(30,481)	(28,344)
Repurchase of common stock to satisfy tax withholdings	(200)	(42)
Principal payments on notes payable	(196)	(144)
Principal payments on finance lease obligations	(56)	(201)
Net cash provided by financing activities	1,506	1,969
Increase (decrease) in Cash and Restricted Cash	816	(7,432)
Cash and Restricted Cash, beginning of period	15,040	22,235
Cash and Restricted Cash, end of period	$15,856	$14,803
Supplemental disclosure of non-cash investing and financing activities:
Change in accrued purchases for property and equipment	$112	$959
See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Basis of Presentation
Arq, Inc., together with its consolidated subsidiaries ("Arq" or the "Company", formerly known as Advanced Emissions Solutions, Inc.) is a Delaware corporation with its principal office located in Greenwood Village, Colorado, with manufacturing, mining and logistics operations located in Louisiana and coal recovery and manufacturing operations located in Kentucky.
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
The Company owns a lignite coal mine located in Saline, Louisiana (the "Five Forks Mine") that currently supplies the primary raw material for the manufacturing of the majority of Company’s products at its facility in Coushatta, Louisiana (the "Red River Plant"). In addition, the Company leases land in Corbin, Kentucky, where it holds an idled manufacturing facility (the "Corbin Facility") capable of processing of bituminous coal fines into a purified, microfine carbon powder (the "Corbin Wetcake") for high value applications.
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
In the opinion of management, these Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary for a fair presentation of the results of operations, financial position, stockholders' equity and cash flows for the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"). Significant accounting policies disclosed therein have not changed.
(Loss) Earnings Per Common Share
Basic (loss) earnings per common share is computed using the weighted-average number of shares of the Company's common stock outstanding during the reporting period. Diluted (loss) earnings per share is computed in a manner consistent with that of basic earnings per share, while considering the impact of common stock equivalents from other potentially dilutive securities.
For the three months ended March 31, 2026 and March 31, 2025, potentially dilutive securities consist of unvested restricted stock awards ("RSAs"), stock options, and contingent performance stock units ("PSUs").

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the calculations of basic and diluted (loss) earnings per common share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Net (loss) income	$(842)	$203

Basic weighted-average number of common shares outstanding	41,732	41,322
Add: dilutive effect of equity instruments	—	1,208
Diluted weighted-average shares outstanding	41,732	42,530
(Loss) earnings per share - basic	$(0.02)	$—
(Loss) earnings per share - diluted	$(0.02)	$—
For the three months ended March 31, 2026 and 2025, potentially dilutive securities of 2.4 million and 0.1 million shares of common stock, respectively, are outstanding but are not included in the calculation of diluted net (loss) earnings per share because the effect would be anti-dilutive.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There have been no changes in the Company's critical accounting estimates from those that were disclosed in the 2025 Form 10-K. Actual results could differ from these estimates.
Fair value measurements
The carrying amounts of the Company's cash, restricted cash, accounts receivable, accounts payable and other current liabilities approximate fair value as recorded due to the short-term nature of these instruments.
Seasonality
The timing of the sale of the Company's consumable products is dependent upon several factors. Power generation is weather dependent, with electricity and steam production varying in response to heating and cooling demands. As a result, the Company's revenue is generally higher in the first and third fiscal quarters during the colder and warmer months of the year. Abnormally high and low temperatures during the summer and winter months, respectively, may significantly increase coal consumption for electricity generation and cause increased impurities within various municipalities' water sources, and thus increase the demand for the Company's products. Additionally, power generating units routinely schedule maintenance outages in the spring and/or fall depending on the operation of their boilers. During the period in which an outage may occur, which may range from one week to over a month, the Company's product sales may decrease.
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
Demand for the Company's water purification products is driven largely from municipal water treatment facilities. Depending on weather conditions and other environmental factors, the summer months historically have the highest demand for the Company's water treatment products. One of the major uses for PAC is for the treatment of taste and odor impurities caused by organic contaminants and natural materials in water that predominantly degrade during the summer months. Additionally, the rainy season generally results in more demand from water municipalities due to increased contaminated water volume from rain run-off.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
New Accounting Standards
Recently Adopted
In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption of this new accounting standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.
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
Note 2 - Inventories, net
The following table summarizes the Company's inventories as of March 31, 2026 and December 31, 2025:

	As of
(in thousands)	March 31, 2026	December 31, 2025
Product inventory, net	$13,617	$10,403
Raw material inventory	6,296	5,492
Total inventories, net	$19,913	$15,895
Note 3 - Revenue
For the three months ended March 31, 2026 and 2025, all material performance obligations related to revenue recognized were satisfied at a point in time.
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
Contract assets
Contract assets comprise unbilled receivables from customers and are included in Receivables, net in the Condensed Consolidated Balance Sheets. Unbilled receivables represent a conditional right to consideration in exchange for goods or services transferred to a customer. The Company did not have material unbilled receivables or other contract assets outstanding as of March 31, 2026 and December 31, 2025.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table shows the components of the Company's Receivables, net:

	As of
(in thousands)	March 31, 2026	December 31, 2025
Trade receivables, net	$15,801	$14,830
Other	151	150
Receivables, net	$15,952	$14,980
As of January 1, 2025, Trade receivables, net and Other receivables were $13.3 million and $1.6 million, respectively.
Contract liabilities
Contract liabilities comprise deferred revenue, which represents an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer and, if deliverable within one year or less, are included in "Other current liabilities" in the Condensed Consolidated Balance Sheets and, if deliverable outside of one year, are included in "Other long-term liabilities" in the Condensed Consolidated Balance Sheets. The Company did not have material contract liabilities outstanding as of March 31, 2026 and December 31, 2025.
Note 4 - Debt Obligations

	As of
(in thousands)	March 31, 2026	December 31, 2025
Revolving credit agreement	$20,908	$18,950
CTB Loan due January 2036	8,266	8,403
Finance lease obligations	263	319
Other	972	1,031
	30,409	28,703
Unamortized debt discounts	(24)	(24)
Unamortized debt issuance costs	(208)	(214)
	30,177	28,465
Less: Current maturities	(21,983)	(20,013)
Total long-term debt obligations	$8,194	$8,452
Revolving Credit Agreement
In December 2024, the Company and certain of its subsidiaries entered into a credit agreement (the "Revolving Credit Agreement") with MidCap Funding IV Trust (the "Lender"), providing for a five-year $30.0 million secured revolving credit facility (the "Revolving Credit Facility"). Pursuant to the terms of the Revolving Credit Facility, Arq may borrow up to $30.0 million, the availability of which is determined based on a borrowing base equal to percentages of certain eligible equipment, eligible accounts receivable and eligible inventory carrying balances of the Company and certain of its subsidiaries, less applicable reserves established under the Revolving Credit Facility (together, the "Revolving Loan Commitment"), in accordance with a formula set forth in the Revolving Credit Agreement. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate on a periodic basis. The Company's obligations under the Revolving Credit Facility are secured by first-priority liens on substantially all of the Company's assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets, subject to certain negotiated exceptions.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
On each of May 6, 2025, December 9, 2025, January 28, 2026, and February 27, 2026, the Company entered into amendments to the Revolving Credit Agreement, all of which provided for, among other things, a revision to the borrowing availability calculation and a reduction in the minimum liquidity requirement for the period beginning May 6, 2025 through March 31, 2026. On March 31, 2026, the Company entered into an amendment to the Revolving Credit Agreement, which provided for, among other things, the replacement of the existing minimum liquidity covenant with a $2.5 million availability reserve requirement, which will increase to $5.0 million beginning in January 2027, the addition of certain eligible equipment and Rolling Stock (as defined in the Revolving Credit Agreement) to the borrowing availability calculation included in the Revolving Credit Agreement, and certain amendments to the definition of Eligible Accounts to allow for higher single customer concentration until August 2026.
As of March 31, 2026, the Company's net borrowings under the Revolving Credit Facility totaled $20.9 million.
CTB Loan
On February 1, 2023, the Company assumed a term loan (the "CTB Loan") with Community Trust Bank, Inc. ("CTB") as lender in the principal amount of $10.0 million held by certain subsidiaries acquired by the Company on that date (the "Borrowers"). The Company initially recorded the CTB Loan at its estimated fair value of $9.7 million, with the difference of $0.3 million between the estimated fair value and the principal amount recorded as a debt discount and recognized as interest expense over the term of the CTB Loan.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 - Leases
The Company's operating and finance lease right-of-use ("ROU") assets and liabilities as of March 31, 2026 and December 31, 2025 consisted of the following items:

	As of
(in thousands)	March 31, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets, net of accumulated amortization (1)	$6,108	$6,793

Operating lease obligations, current	$2,933	$2,842
Long-term operating lease obligations	5,220	6,086
Total operating lease obligations	$8,153	$8,928

Finance Leases
Finance lease right-of-use assets, net of accumulated amortization (2)	$221	$276

Finance lease obligations, current	$236	$231
Long-term finance lease obligations	27	88
Total finance lease obligations	$263	$319
(1) Operating lease ROU assets are reported net of accumulated amortization of $7.3 million and $6.6 million as of March 31, 2026 and December 31, 2025, respectively.
(2) Finance lease ROU assets are reported net of accumulated amortization of $2.5 million and $2.8 million as of March 31, 2026 and December 31, 2025, respectively.
Operating leases
ROU assets under operating leases are included in the "Other long-term assets" line item, and operating lease liabilities are included in "Other current liabilities" and "Other long-term liabilities" line items, respectively, in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.
Lease expense for operating leases for the three months ended March 31, 2026 was $1.5 million, of which $1.3 million is included in the "Cost of revenue, exclusive of depreciation and amortization" line item, and $0.2 million is included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations for those periods.
Lease expense for operating leases for the three months ended March 31, 2025 was $1.1 million, of which $1.0 million is included in the "Cost of revenue, exclusive of depreciation and amortization" line item, and $0.1 million is included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations for those periods.
In 2025, the Company renewed its lease of land where the Corbin Facility is located (the "Corbin Lease") through August 31, 2030 in accordance with the Corbin Lease renewal term, which allows for automatic five-year renewals by the Company. As of December 31, 2025 and based on the Company's decision to idle the Corbin Facility indefinitely, the Company revalued the Corbin Lease liability and the related ROU asset (the "Corbin ROU Asset") based on a reduction from its estimated expected termination date of August 31, 2040, to August 31, 2030. The revaluation resulted in a reduction to both the Corbin Lease Liability and the Corbin ROU Asset in the amount of $0.8 million.
Finance leases
ROU assets under finance leases are included in the "Property, plant and equipment" line item, and finance lease liabilities are included in the "Current portion of long-term debt" and "Long-term debt, net of current portion" line items, respectively, in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.
Interest expense related to finance lease obligations and amortization of ROU assets under finance leases are included in the "Interest expense" and "Depreciation, amortization, depletion and accretion" line items, respectively, in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Lease financial information as of and for the three months ended March 31, 2026 and 2025 is provided in the following table:

	Three Months Ended March 31,
(in thousands)	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$55	$116
Interest on lease liabilities	26	38
Operating lease cost	884	837
Short-term lease cost	544	274
Variable lease cost (1)	77	9
Total lease cost	$1,586	$1,274

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$26	$38
Operating cash flows from operating leases	$776	$540
Financing cash flows from finance leases	$56	$201
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,366
Weighted-average remaining lease term - finance leases	1.0 year	1.4 years
Weighted-average remaining lease term - operating leases	3.6 years	6.7 years
Weighted-average discount rate - finance leases	8.9%	6.2%
Weighted-average discount rate - operating leases	9.6%	11.6%
(1) Primarily includes common area maintenance, property taxes and insurance payable to lessors.
Note 6 - Commitments and Contingencies
Surety Bonds and Restricted Cash
As the owner of the Five Forks Mine, the Company is required to post a surety bond with a regulatory commission related to performance requirements associated with the Five Forks Mine. As of March 31, 2026, the amount of this surety bond was $7.5 million.
The Company leases land adjacent to the Corbin Facility and is required to post surety bonds with a regulatory commission for reclamation. As of March 31, 2026, the amount of these surety bonds was $3.0 million.
The Company holds permits for an abandoned mine in West Virginia ("Mine 4") and is required to post a surety bond with a regulatory commission for reclamation. As of March 31, 2026, the amount of this surety bond was $0.7 million.
As of March 31, 2026 and December 31, 2025, the Company posted cash collateral of $9.2 million and $8.5 million, respectively, as required by the Company's surety bond providers, which is reported as long-term restricted cash in the Condensed Consolidated Balance Sheets. As of March 31, 2026, the Company holds a deposit of $0.4 million with a third party for collateral as required under a bonding arrangement for Mine 4. This deposit is included in "Other long-term assets, net" in the Condensed Consolidated Balance Sheets as of March 31, 2026.
From time to time, the Company will enter into customer supply agreements which require the Company to obtain performance bonds equal to the annual contract values. The most significant of these was renewed January 1, 2026 and requires the Company to post a performance bond in an amount equal to the annual contract value of $4.0 million. As of March 31, 2026, the remaining commitment under this customer contract, which expires on December 31, 2026, was approximately $3.9 million. As of March 31, 2026, the amount of performance bonds outstanding as required by other customer supply agreements was $0.3 million.

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
Note 7 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of Prepaid expenses and other current assets and Other long-term assets, net as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	March 31, 2026	December 31, 2025
Prepaid expenses and other current assets:
Prepaid expenses	$2,105	$2,959
Prepaid lender fees, net (1)	1,520	1,472
Prepaid taxes and tax refunds	141	147
Other	1,747	1,826
Total prepaid expenses and other current assets	$5,513	$6,404

Other long-term assets, net:
Spare parts, net	$10,755	$11,017
Mine development costs, net	6,701	6,763
Right of use assets, operating leases, net	6,108	6,793
Upfront Customer Consideration (2)	5,459	5,639
Mine reclamation asset, net	1,613	1,645
Intangible assets, net	585	570
Other	2,619	2,680
Total other long-term assets, net	$33,840	$35,107
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
As of March 31, 2026 and December 31, 2025, Other includes the Highview Investment in the amount of $0.6 million that is carried at cost, less impairment, plus or minus observable changes in price for identical or similar investments of the same issuer.
The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	March 31, 2026	December 31, 2025
Other current liabilities:
Current portion of operating lease obligations	$2,933	$2,842
Current portion of mine reclamation liability	1,037	1,037
Sales, use and other taxes payable	995	1,304
Other	1,023	1,832
Total other current liabilities	$5,988	$7,015

Other long-term liabilities:
Mine reclamation liabilities	$5,810	$5,719
Operating lease obligations, long-term	5,220	6,086
Other	21	63
Total other long-term liabilities	$11,051	$11,868
As of March 31, 2026 and December 31, 2025, the ARO related to the Five Forks Mine is included in Other long-term liabilities.
The Mine reclamation liabilities represent AROs. Changes in the AROs were as follows:

	As of
(in thousands)	March 31, 2026	December 31, 2025
Asset retirement obligations, beginning of period	$6,756	$6,279
Accretion	139	513
Liabilities settled	(48)	(177)
Changes due to scope and timing of reclamation	—	141
Asset retirement obligations, end of period	6,847	6,756
Less current portion	1,037	1,037
Asset retirement obligations, long-term	$5,810	$5,719

Supplemental Income Statement Information
Tinuum Group, LLC
As of March 31, 2026 and December 31, 2025, the Company's ownership interest in Tinuum Group, an equity method investment, was 42.5%. For the three months ended March 31, 2026 and 2025, the Company recognized earnings from Tinuum Group of $0.1 million and $0.2 million, respectively, in Other income. In 2026, Tinuum Group, LLC has continued to wind down its operations.
For the three months ended March 31, 2026, the Company recognized expense of $0.2 million in Cost of revenue, exclusive of depreciation and amortization, related to royalties owed to Tinuum Group under an agreement for certain of the Company's sales of M-ProveTM products.

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
On April 15, 2026, the Board approved the Ninth Amendment to the TAPP (the "Ninth Amendment"), which amends the TAPP, as previously amended by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, and Eighth Amendments that were approved by the Board on April 6, 2018, April 5, 2019, April 9, 2020, April 9, 2021, March 15, 2022, April 13, 2023, April 12, 2024, and April 8, 2025, respectively. The Ninth Amendment amends the definition of "Final Expiration Date" under the TAPP to extend the duration of the TAPP and makes associated changes in connection therewith. Pursuant to the Ninth Amendment, the Final Expiration Date shall be the close of business on the earlier of (i) December 31, 2027 or (ii) December 31, 2026 if stockholder approval of the Ninth Amendment has not been obtained prior to such date.
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
Total stock-based compensation expense for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
RSA expense	$641	$519
PSU expense	190	157
Stock option expense	60	60
Total stock-based compensation expense	$891	$736
The amount of unrecognized compensation cost as of March 31, 2026, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of March 31, 2026
(in thousands, except years)	Unrecognized Compensation Cost	Expected Weighted- Average Period of Recognition (in years)
RSA expense	$3,142	1.52
PSU expense	944	1.52
Stock option expense	72	0.30
Total unrecognized stock-based compensation expense	$4,158	1.50

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock Awards
RSAs are typically granted with vesting terms of three years. The fair value of RSAs is determined based on the closing price of the Company's common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for RSAs is generally recognized on a straight-line basis over the entire vesting period.
A summary of RSA activity under the Company's various stock compensation plans for the three months ended March 31, 2026 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2026	1,068,649	$4.97
Granted	50,000	$1.92
Vested	(228,237)	$4.35
Forfeited	(20,518)	$5.26
Non-vested at March 31, 2026	869,894	$4.95
Performance Share Units
Compensation expense for PSUs is recognized on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant. The estimated fair value at the date of grant is determined using a Monte Carlo simulation model for those PSUs with market-based performance conditions. A summary of PSU activity for the three months ended March 31, 2026 is presented below:

	Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
PSUs outstanding at January 1, 2026	811,293	$3.34
Granted	45,504	$2.30
Vested / Settled (1)	(187,004)	$2.40
Forfeited / Canceled	(26,899)	$2.48
PSUs outstanding at March 31, 2026	642,894	$3.58	$1,646	1.44
(1) The number of units shown in the table above is based on target performance. The final number of shares of common stock issued may vary depending on the achievement of market or performance conditions established within the awards, which could result in the actual number of shares issued ranging from zero to a maximum of two times the number of units shown in the above table. For the three months ended March 31, 2026, 136,408 shares of common stock were issued upon vesting of PSUs, net of shares withheld for settlement of payroll tax withholding obligations.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of stock option activity for the three months ended March 31, 2026 is presented below:

	Number of Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2026	1,000,000	$3.00
Options granted	—	—
Options exercised	—	—
Options expired / forfeited	—	—
Options outstanding at March 31, 2026	1,000,000	$3.00	$—	7.30
Options vested and exercisable at March 31, 2026	666,666	$3.00	$—	7.30
Note 10 - Income Taxes
For the three months ended March 31, 2026 and 2025, the Company's income tax expense and effective tax rates are presented below:

	Three Months Ended March 31,
(in thousands, except for rate)	2026	2025
Income tax expense	$—	$—
Effective tax rate	—%	—%
The Company recognized pretax losses for the three months ended March 31, 2026, but recognized no income tax benefits due to the recording of a full valuation allowance on its deferred tax assets. The Company recognized pretax income for the three months ended March 31, 2025, but recognized no income tax expense based on the Company's operating forecast for the year ending December 31, 2025. As a result, the effective rate for the three months ended March 31, 2026 and 2025 was zero.
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
Geographic areas
The Company is domiciled in the U.S. The table below shows revenue by country for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in thousands)	2026	2025
United States	$26,178	$24,605
Canada	2,875	2,642
Total	$29,053	$27,247
Note 12 - Subsequent Events
Unless disclosed elsewhere in the notes to the Condensed Consolidated Financial Statements, there were no significant matters that occurred subsequent to March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read together with the unaudited Condensed Consolidated Financial Statements and notes of Arq, Inc. ("Arq" or the "Company") included elsewhere in Item 1 of Part I ("Item 1") of this Quarterly Report and with the audited consolidated financial statements and the related notes of Arq included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").
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
Our primary products are comprised of AC, which is produced from a variety of carbonaceous raw materials. Our AC products include both powdered activated carbon ("PAC") and granular activated carbon ("GAC"). Additionally, we own the Five Forks Mine, a lignite mine located in Saline, Louisiana, that currently supplies the primary raw material for the manufacturing of our products. We also control bituminous coal waste reserves and own a manufacturing facility, both located in Corbin, Kentucky (the "Corbin Facility"), and a process to recover and purify the bituminous coal fines. Using the Corbin Facility's manufacturing process, we convert coal waste into a purified, microfine carbon powder ("Corbin Wetcake") for use in high value applications. On August 6, 2025, we announced that we had successfully commissioned our Red River Plant’s GAC Facility (the "GAC Facility") and produced our first commercial volumes of on-specification GAC product. However, after initial production runs, in December 2025, it became clear that ramp-up to nameplate capacity could not be accomplished without further modifications to the existing systems because of design flaws in our GAC Facility, on a standalone basis as well as in combination with the inherent variability of Corbin Wetcake, which we planned to use to manufacture our GAC products. In March 2026, we decided to pause GAC production, continue to idle the Corbin Facility as a cost saving measure, and launch an engineering and production process optimization review, including an evaluation of potential GAC Facility design modifications and production economics at different scales. Additionally, we now expect to transition away from using Corbin Wetcake for the production of our GAC products to a bituminous proven performance coal feedstock, which we believe can more effectively overcome design constraints.
We continue to believe that Corbin Wetcake has the potential to enable us to access new markets and applications. We intend to secure customer interest in Corbin Wetcake as an additive into other markets, such as a component for asphalt, or for use in the purified coal and synthetic graphite industries. In addition, we are exploring uses for certain rare earth minerals and critical elements that can be isolated during the manufacturing process at our Corbin Facility for use in a variety of applications. These applications are currently in various stages of proof of concept testing or preliminary customer testing.
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
For the three months ended March 31, 2026, we experienced an increase in demand for our products from certain coal-fired dispatch and electricity power generation customers compared to the same period in 2025. This was primarily due to the continued increase in natural gas prices, resulting in several large utility customers opting to use coal versus natural gas as a primary source for power generation, and the year to date impact of moderate to severe temperatures during the winter and summer seasons, resulting in higher demand for power generation. Additionally, demand for power generation has and continues to grow driven by macroeconomic trends, such as increased consumption related to data and computer centers, electric vehicles, and other large scale power consumers. We expect that natural gas prices will remain relatively consistent through 2026 at an elevated level due to increased demand for liquid natural gas exports, and conflict in the Middle East impacting supply, partially offset by increases in anticipated natural gas inventory levels.

GAC Engineering and Production Process Optimization Review
The decision to pause GAC production, continue idling the Corbin Facility as a cost saving measure, and launch an engineering and production process optimization review was made in March 2026, following the review of independent testing results received in January 2026. This testing demonstrated that our current thermal oxidizer can only support approximately 15 million pounds of annual GAC production, and would require additional modifications to achieve our original design capacity of 25 million pounds or higher. Our analysis indicates that a 15 million pound per year scenario on a stand-alone basis does not provide sufficient returns to make it economically attractive. The optimization review is underway and is expected to determine production scale, capital requirements, and return profiles before we commit to additional investment in our GAC Facility.
These constraints emerged as we prepared to transition from our Corbin Wetcake to bituminous proven performance coal, a solution which is expected to address previously announced design and feedstock variability challenges at our GAC Facility. The current issues that we are experiencing with our thermal oxidizer and their impact on the capacity of our GAC Facility stem from the previously disclosed design flaws by the engineering firm originally engaged to design our GAC Facility, with whom litigation remains ongoing.
Due to the issues described above, we do not expect GAC production in fiscal year 2026.
Results of Operations
For the three months ended March 31, 2026, we recognized net loss of $0.8 million, compared to net income of $0.2 million for the three months ended March 31, 2025. The most significant factors impacting results between periods for the three months ended March 31, 2026 and March 31, 2025 were increases in revenue due to increased demand for our products, offset by increases in certain costs, including cost of revenue, due to carry-over costs relating to GAC production, and general and administrative expenses relating to consulting, outside services, and severance associated with the pause in production at our Corbin Facility and assessment of the design of our GAC Facility at the Red River Plant.
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
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue and Cost of revenue
A summary of the components of Revenue and Cost of revenue, exclusive of depreciation and amortization for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Revenue	$29,053	$27,247	$1,806	7%
Cost of revenue, exclusive of depreciation and amortization	$19,114	$17,332	$1,782	10%
Revenue and Cost of revenue
For the three months ended March 31, 2026, revenue increased from the comparable quarter in 2025 primarily driven by higher sales volumes of our AC products, which contributed additional revenues of approximately $1.3 million, as well as increases in sales of our other chemical products, which also contributed $1.3 million of total revenue increase. These increases were partially offset by a decrease in revenue attributable to lower pricing mix of products sold, which caused revenue to decrease by $0.7 million from the comparable quarter in 2025. The increase in volumes sold was primarily attributable to sales to customers in the power-generation market, driven by continued higher natural gas prices between periods. The average Henry Hub natural gas spot prices ($/MMBtu) for the three months ended March 31, 2026 and 2025 were $4.79 and $4.15, respectively. Additionally, our revenues continue to be impacted by electricity demand driven by seasonal weather and power generation needs.
For the three months ended March 31, 2026, gross margin, exclusive of depreciation and amortization, decreased from the comparable quarter in 2025 primarily as a result of the increase in sales of our lower-margin chemicals products, the impact of a inventory revaluation charge, and carry-over of operating costs of the GAC Facility before production was paused. The combination of these factors resulted the majority of the approximately $1.8 million increase in Cost of revenue, exclusive of depreciation and amortization for the three months ended March 31, 2026 compared to the comparable quarter in 2025.

We expect that revenue will continue to be positively impacted by demand for our PAC products. As we have paused production of our GAC products at our Red River Plant, we expect that gross margin will improve as the impact of fixed production costs related to our GAC products on our gross margin lessens. Further, as we conduct a comprehensive engineering and production process optimization review related to our GAC products, we expect to improve the operational efficiency of PAC production at our Red River Plant and improve our product mix to higher margin products.
Operating Expenses
A summary of the components of our operating expenses for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Operating expenses:
Selling, general and administrative	$7,369	$6,053	$1,316	22%
Research and development	982	874	108	12%
Depreciation, amortization, depletion and accretion	2,570	2,181	389	18%
Loss on sale of assets	—	145	(145)	(100)%
	$10,921	$9,253	$1,668	18%
Selling, General and Administrative
A summary of the components of selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Payroll and benefits	$1,727	$1,861	$(134)	(7)%
Legal and professional fees	2,113	1,567	546	35%
General and administrative	3,529	2,625	904	34%
Total Selling, general and administrative	$7,369	$6,053	$1,316	22%

Payroll and benefits
Payroll and benefits expense decreased for the three months ended March 31, 2026 compared to the corresponding quarter in 2025 by approximately $0.1 million, primarily due to a decrease in incentive expense. The decrease is partially offset by an increase in severance expense, related to employees terminated at our Corbin Facility, as well as an increase in employee benefits expenses, driven by increased health insurance claims between periods.
Legal and professional fees
Legal and professional fees increased for the three months ended March 31, 2026 compared to the corresponding quarter in 2025 by approximately $0.5 million, primarily due to additional legal and consulting fees incurred in connection with ongoing litigation, including with our former engineering firm, during the three months ended March 31, 2026.
General and administrative
General and administrative expenses increased for the three months ended March 31, 2026 compared to the corresponding quarter in 2025 by approximately $0.9 million, primarily due to increases in general insurance and recruiting expenses. Also contributing to the increase in general and administrative expense are utilities costs related to the Corbin Facility, which are included in general and administrative expenses, however, previously recorded to Cost of revenue, exclusive of depreciation and amortization.
Research and development
Research and development expense increased for the three months ended March 31, 2026 compared to the corresponding quarter in 2025 by $0.1 million.

Depreciation, amortization, depletion and accretion
Depreciation, amortization depletion and accretion expense increased by approximately $0.4 million for the three months ended March 31, 2026 compared to the corresponding quarter in 2025, primarily due to a significant amount of plant and equipment placed in service during the second half of 2025, partially offset by decreased depreciation expense related to assets at our Corbin Facility, which were impaired during the fourth quarter of 2025.
Other Income (Expense)
A summary of the components of other (expense) income for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Other income (expense):
Interest expense	$(705)	$(724)	$19	(3)%
Other income	845	265	580	*
Total other income (expense)	$140	$(459)	$599	*
* Percent change in excess of 100% not considered meaningful.
Interest expense
Interest expense decreased for the three months ended March 31, 2026 compared to the corresponding quarter in 2025 primarily due to lower average interest rates on the Company's outstanding debt facilities, partially offset by higher average outstanding balances in the current quarter.
Other income
Other income increased for the three months ended March 31, 2026 compared to the corresponding quarter in 2025 primarily due to interest income recorded during the three months ended March 31, 2026.
Income tax expense
For the three months ended March 31, 2026 and 2025, we had pretax loss of $0.8 million and pretax income of $0.2 million, respectively. For the three months ended March 31, 2026, we had an effective tax rate of zero and recorded no income tax benefit due to the recording of a full valuation allowance on our deferred tax assets. For the three months ended March 31, 2025, we recorded no income tax expense based on our forecast of pretax loss for the year ended December 31, 2025.

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

	Three Months Ended March 31,
(in thousands)	2026	2025
Net (loss) income	$(842)	$203
Depreciation, amortization, depletion and accretion	2,570	2,181
Amortization of Upfront Customer Consideration	180	127
Interest expense, net	(55)	671
Income tax expense	—	—
EBITDA	$1,853	$3,182
Share-based compensation	891	736
Loss on sale of assets	—	145
Adjusted EBITDA	$2,744	$4,063

Liquidity and Capital Resources
Current Resources and Factors Affecting Our Liquidity
As of March 31, 2026, our principal sources of liquidity included:
•cash on hand of $4.7 million, excluding $11.2 million of restricted cash primarily pledged as collateral under a surety bond agreement and escrow for our term loan with Community Trust Bank, Inc. (the "CTB Loan"), described in Note 4 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report;
•availability under our secured revolving credit facility (the "Revolving Credit Facility"), described in Note 4 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report; and
•cash from operations.
As of March 31, 2026, our principal uses of liquidity included:
•capital expenditures;
•business operating expenses;
•payments on our lease obligations; and
•payments on our debt obligations.
Cash Flows
Cash and restricted cash increased from $15.0 million as of December 31, 2025 to $15.9 million as of March 31, 2026. The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Cash and restricted cash provided by (used in):
Operating activities	$64	$(5,803)	$5,867
Investing activities	(754)	(3,598)	2,844
Financing activities	1,506	1,969	(463)
Net change in cash and restricted cash	$816	$(7,432)	$8,248
Cash flow from operating activities
Cash flows provided by operating activities for the three months ended March 31, 2026 was $0.1 million, which represented an increase of $5.9 million from cash used in operating activities for the three months ended March 31, 2025 of $5.8 million. The net increase in cash flow from operating activities was primarily attributable to net changes in working capital resulting in an increase of $3.8 million in cash flow between periods, primarily due to a decrease in the change of accounts payable and accrued expense balances, as well as an increase due to the change in Other long-term assets, net of $2.3 million between periods. These decreases were partially offset by an increase in net loss, exclusive of non-cash adjustments presented, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 of $0.3 million.
Cash flow from investing activities
Cash flows used in investing activities decreased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 by $2.8 million primarily as a result of a decrease in property, plant and equipment additions of $3.0 million from construction activities during the three months ended March 31, 2025 related to the expansion our Red River Plant.
Cash flow from financing activities
Cash flows provided by financing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 decreased by $0.5 million primarily due to a decrease in net borrowings on our Revolving Credit Facility of $0.4 million and a decrease in repurchase of common stock to satisfy tax withholdings of $0.2 million.

Material Cash Requirements
Our ability to continue to generate sufficient cash flow required to meet ongoing operational needs and obligations depends upon several factors. These include executing on our contracts and initiatives and increasing our share of the market for APT consumables, completing our engineering and production process optimization review in order to increase production to reach nameplate capacity at our Red River Plant, expanding our overall AC business into additional adjacent markets and increasing our gross margin by improving our customer and product mix.
Based on current operating levels, we expect that our cash on hand and borrowing availability under the Revolving Credit Facility as of March 31, 2026 will provide sufficient liquidity to fund operations for the next 12 months.
Capital expenditures
During the remainder of 2026, we expect our capital expenditures to primarily relate to our regularly scheduled plant maintenance and improvements.
Surety Bonds
As of March 31, 2026, we had outstanding surety bonds with regulatory commissions totaling $11.2 million primarily related to the Five Forks Mine and the Corbin Facility. As of March 31, 2026, and as required by our surety bond provider, we held restricted cash of $9.2 million pledged as collateral related to performance requirements required under indemnity agreements for the Five Forks Mine and the Corbin Facility. We expect that the obligations secured by these surety bonds will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related surety bonds may be released and collateral requirements may be reduced. However, in the event any surety bond is called, our indemnity obligations could require us to reimburse the surety bond provider.
Long Term Requirements
For a discussion of our long-term cash requirements, see Note 4 and Note 5 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates have not changed from those reported in Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2025 Form 10-K.
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
(d)the anticipated effects from fluctuations in the pricing of our AC products, including through expansion into higher-value end markets;
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
(j)any future plant development projects, including incremental growth alternatives, such as adding reactivation or acid washing capacity, and those that may be necessary to remediate design flaws in our GAC Facility, and our ability to finance any such projects;
(k)the effectiveness of our technologies and products and the benefits they provide;
(l)probability of any loss occurring with respect to certain guarantees made by Tinuum Group;
(m)the timing and amounts of or changes in future revenue, funding for our business and projects, margins, expenses, earnings, tax rates, cash flows, royalty payment obligations, working capital, liquidity and other financial and accounting measures;
(n)the performance of obligations secured by our surety bonds;
(o)the amount, use and timing of future capital expenditures needed to fund our business plan and total anticipated capital expenditures for the current fiscal year;
(p)the adoption and scope of regulations to control certain chemicals in drinking water and other environmental concerns and the impact of such regulations on our customers' and our businesses, including any increase or decrease in demand and sales of our AC products resulting from such regulations;
(q)our near-term priorities and objectives and our long-term outlook regarding the growth of our business; and
(r)the impact of prices of competing power generation sources such as natural gas and renewable energy on demand for our products.
The forward-looking statements included in this Quarterly Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, the timing and scope of new and pending regulations and any legal challenges to or extensions of compliance dates of them; the U.S. government’s failure to promulgate new regulations or enforce existing regulations that benefit our business; changes in laws and regulations, accounting rules, prices, economic conditions and market demand; availability, cost of and demand for alternative energy sources and other technologies and their impact on coal-fired power generation in the U.S.; technical, start up and operational difficulties; competition within the industries in which the Company operates; risks associated with our debt financing; our inability to effectively and efficiently commercialize new products, including our GAC products; our inability to effectively identify solutions to the design flaws in GAC Facility at our Red River Plant or execute on any remedial measures or modifications thereto; disruptions at any of our facilities, including by natural disasters or extreme weather; risks related to our information technology systems, including the risk of cyberattacks on our networks; failure to protect our intellectual property from infringement or claims that we have infringed on the intellectual property of others; our inability to obtain future financing or financing on terms that are favorable to us; our inability to ramp up our operations to effectively address recent and expected growth in our business; loss of key personnel; ongoing effects of the inflation and macroeconomic uncertainty, including from increased domestic and international tariffs and armed conflicts around the world, and such uncertainty's effect on market demand and input costs; availability of materials and equipment for our business; intellectual property infringement claims from third parties; the impacts of any current or future write-downs or write-offs, restructuring, impairment or other charges; our failure to realize the anticipated benefits of acquisitions, joint ventures, and divestitures we may engage in; pending litigation; factors relating to our business strategy, goals and expectations, including our ability to execute on our GAC business plan; our ability to maintain relationships with customers, suppliers and others with whom the Company does business and meet supply requirements; our results of operations and business generally; risks related to diverting management's attention from our ongoing business operations; costs related to the ongoing manufacturing of our products, including costs necessary to resume GAC production; opportunities for additional sales of our AC products and end-market diversification, including for our Corbin Wetcake; the rate of coal-fired power generation in the U.S.; the timing and cost of any future capital expenditures and the resultant impact to our liquidity and cash flows; and the other risk factors described in our filings with the SEC, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025. You are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. In addition to causing our actual results to differ, the factors listed above may cause our intentions to change from those statements of intention set forth in this Quarterly Report. Such changes in our intentions may also cause our results to differ. We may change our intentions, at any time and without notice, based upon changes in such factors, our assumptions, or otherwise. The forward-looking statements contained in this Quarterly Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information under this Item is not required to be provided by smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation, claims and other proceedings related to the conduct of our business. Information with respect to this item may be found in Note 6 "Commitments and Contingencies" to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.
Item 1A. Risk Factors
There have been no material updates to our risk factors as disclosed in the 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Tax Withholding
The following table contains information about common shares that we withheld from delivering to employees during the first quarter of 2026 to satisfy their respective tax obligations related to stock-based awards.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2026	—	$—	N/A	N/A
February 1 to February 28, 2026	—	$—	N/A	N/A
March 1 to March 31, 2026	19,880	$2.37	N/A	N/A
Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Arq, Inc., as amended	10-Q	001-37822	3.1	May 8, 2024
3.2	Second Amended and Restated Certificate of Incorporation of Advanced Emissions Solutions, Inc.	10-Q	000-54992	3.1	August 9, 2013
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective February 1, 2024	8-K	001-37822	3.1	January 31, 2024
3.4	Certificate of Designations of Series A Preferred Stock	8-K	001-37822	3.1	February 1, 2023
3.5	Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock of Advanced Emissions Solutions, Inc.	8-K	001-37822	3.1	May 8, 2017
4.1	Ninth Amendment to Tax Asset Protection Plan dated as of April 15, 2026, by and between the Company and Computershare Trust Company, N.A., as rights agent.	8-K	001-37822	4.1	April 17, 2026
10.1	Amendment No. 3, dated January 28, 2026, to Credit, Security and Guaranty Agreement, dated as of December 27, 2024, by and among Arq, Inc., certain subsidiaries of Arq, Inc., MidCap Funding IV Trust as agent, and the lenders from time to time party thereto.	8-K	001-37822	10.1	January 29, 2026
10.2	Amendment No. 4, dated February 27, 2026, to Credit, Security and Guaranty Agreement, dated as of December 27, 2024, by and among Arq, Inc., certain subsidiaries of Arq, Inc., MidCap Funding IV Trust as agent, and the lenders from time to time party thereto.	8-K	001-37822	10.1	March 3, 2026
10.3	Amendment No. 5, dated as of March 31, 2026, to Credit, Security and Guaranty Agreement, dated as of December 27, 2024, as amended, by and among Arq, Inc., certain subsidiaries of Arq, Inc., MidCap Funding IV Trust as agent, and the lenders from time to time party thereto.**, ***	8-K	001-37822	10.1	April 1, 2026
10.4	Second Loan Modification Agreement, dated as of March 5, 2026, by and among Community Trust Bank, Inc., Corbin Project LLC, Arq Projects Holding Company LLC, Arq Corbin LLC and Arq Corbin Land LLC.**	10-K	001-37822	10.24	March 10, 2026
10.5	Separation and General Release Agreement by and between Jeremy “Deke” Williamson and Arq, Inc., effective as of April 28, 2026.	8-K	001-37822	10.1	May 1, 2026
10.6	Separation and General Release Agreement by and between Jay Voncannon and Arq, Inc., effective as of April 28, 2026.	8-K	001-37822	10.2	May 1, 2026
31.1	Certification of Principal Executive Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Principal Financial Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Arq, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
95.1	Mine Safety Disclosure Exhibit*
101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
Notes:
*    Filed herewith.
**    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
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

Arq, Inc.
(Registrant)

May 6, 2026	By:	/s/ Robert Rasmus
Robert Rasmus
Chief Executive Officer
(Principal Executive Officer)

May 6, 2026	By:	/s/ Stacia Hansen
Stacia Hansen
Chief Accounting Officer
(Principal Financial Officer)