Form 10-Q
period 2026-06-30
Arq, Inc.
filed 2026-08-10
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes  ☐    No  ☒
As of August 6, 2026, there were 43,668,483 outstanding shares of Arq, Inc. common stock, par value $0.001 per share.

Part I. – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Arq, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	June 30, 2026	December 31, 2025 As Adjusted (1)
ASSETS
Current assets:
Cash	$906	$6,573
Receivables, net	20,030	14,980
Inventories, net	19,407	15,895
Prepaid expenses and other current assets	6,894	6,404
Total current assets	47,237	43,852
Restricted cash, long-term	11,236	8,467
Property, plant and equipment, net of accumulated depreciation of $34,264 and $28,375, respectively	139,038	143,154
Other long-term assets, net	35,500	35,501
Total Assets	$233,011	$230,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,412	$15,269
Revolving credit facility	21,410	18,950
Current portion of long-term debt obligations	1,099	1,063
Other current liabilities	8,068	7,015
Total current liabilities	45,989	42,297
Long-term debt obligations, net of current portion	8,195	8,452
Other long-term liabilities	10,606	11,868
Total Liabilities	64,790	62,617
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: par value of $0.001 per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock: par value of $0.001 per share, 100,000,000 shares authorized, 47,506,052 and 47,348,394 shares issued, and 42,887,906 and 42,730,248 shares outstanding at June 30, 2026 and December 31, 2025, respectively	47	47
Treasury stock, at cost: 4,618,146 and 4,618,146 shares as of June 30, 2026 and December 31, 2025, respectively	(47,692)	(47,692)
Additional paid-in capital	203,518	201,784
Retained earnings	12,348	14,218
Total Stockholders’ Equity	168,221	168,357
Total Liabilities and Stockholders’ Equity	$233,011	$230,974
(1) Adjusted to reflect the retrospective change in accounting method for planned major maintenance costs as described in Note 1. See Note 12 for reconciliation to previously reported amounts.

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025 As Adjusted (1)	2026	2025 As Adjusted (1)
Revenue	$29,883	$28,584	$58,936	$55,831

Cost of revenue, exclusive of depreciation and amortization	18,372	19,066	37,486	36,398

Operating expenses:
Selling, general and administrative	6,789	5,918	14,158	11,971
Research and development	958	2,697	1,940	3,571
Depreciation, amortization, depletion and accretion	3,542	2,721	6,407	5,138
Loss (gain) on sale of assets	290	(27)	290	118
Total operating expenses	11,579	11,309	22,795	20,798
Operating loss	(68)	(1,791)	(1,345)	(1,365)
Other income (expense):
Interest expense	(748)	(594)	(1,453)	(1,318)
Other income	83	16	928	281
Total other expense	(665)	(578)	(525)	(1,037)
Loss before income taxes	(733)	(2,369)	(1,870)	(2,402)
Income tax expense	—	—	—	—
Net loss	$(733)	$(2,369)	$(1,870)	$(2,402)
Loss per common share (Note 1):
Basic	$(0.02)	$(0.06)	$(0.04)	$(0.06)
Diluted	$(0.02)	$(0.06)	$(0.04)	$(0.06)
Weighted-average number of common shares outstanding:
Basic	42,102	41,507	41,914	41,415
Diluted	42,102	41,507	41,914	41,415
(1) Adjusted to reflect the retrospective change in accounting method for planned major maintenance costs as described in Note 1. See Note 12 for reconciliation to previously reported amounts.

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2026, as adjusted (1)	47,348,394	$47	(4,618,146)	$(47,692)	$201,784	$14,218	$168,357
Stock-based compensation	165,890	—	—	—	891	—	891
Repurchase of common shares to satisfy minimum tax withholdings	(19,880)	—	—	—	(200)	—	(200)
Net loss, as adjusted (1)	—	—	—	—	—	(1,137)	(1,137)
Balances, March 31, 2026, as adjusted (1)	47,494,404	$47	(4,618,146)	$(47,692)	$202,475	$13,081	$167,911
Stock-based compensation	11,648	—	—	—	1,043	—	1,043
Net loss	—	—	—	—	—	(733)	(733)
Balances, June 30, 2026	47,506,052	$47	(4,618,146)	$(47,692)	$203,518	$12,348	$168,221
(1) Adjusted to reflect the retrospective change in accounting method for planned major maintenance costs as described in Note 1. See Note 12 for reconciliation to previously reported amounts.

	Common Stock		Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2025, as adjusted (1)	46,639,930	$47	(4,618,146)	$(47,692)	$198,487	$67,772	$218,614
Stock-based compensation	142,683	—	—	—	736	—	736
Repurchase of common shares to satisfy minimum tax withholdings	(214)	—	—	—	(42)	—	(42)
Net loss, as adjusted (1)	—	—	—	—	—	(33)	(33)
Balances, March 31, 2025, as adjusted (1)	46,782,399	$47	(4,618,146)	$(47,692)	$199,181	$67,739	$219,275
Stock-based compensation	414,763	—	—	—	734	—	734
Repurchase of common shares to satisfy minimum tax withholdings	(958)	—	—	—	(6)	—	(6)
Net loss, as adjusted (1)	—	—	—	—	—	(2,369)	(2,369)
Balances, June 30, 2025, as adjusted (1)	47,196,204	$47	(4,618,146)	$(47,692)	$199,909	$65,370	$217,634
(1) Adjusted to reflect the retrospective change in accounting method for planned major maintenance costs as described in Note 1. See Note 12 for reconciliation to previously reported amounts.

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025 As Adjusted (1)
Cash flows from operating activities
Net loss	$(1,870)	$(2,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, depletion and accretion	6,407	5,138
Stock-based compensation expense	1,934	1,470
Operating lease expense	1,382	1,161
Loss on sale of long-term assets, net	290	118
Amortization of debt discount and debt issuance costs	205	173
Other non-cash items, net	(59)	(160)
Changes in operating assets and liabilities:
Receivables	(5,050)	(671)
Prepaid expenses and other assets	(683)	(2,853)
Inventories	(2,690)	(1,580)
Other long-term assets, net	(2,197)	(1,631)
Accounts payable and accrued expenses	178	(5,709)
Other current liabilities	1,224	1,651
Operating lease liabilities	(1,562)	204
Other long-term liabilities	(168)	(185)
Net cash used in operating activities	(2,659)	(5,276)
Cash flows from investing activities
Acquisition of property, plant, equipment and intangible assets, net	(1,973)	(5,589)
Acquisition of mine development costs	(128)	(96)
Distributions from equity method investee in excess of cumulative earnings	78	155
Net cash used in investing activities	(2,023)	(5,530)
Cash flows from financing activities
Borrowings on revolving credit facility	58,173	61,884
Repayments of revolving credit facility	(55,714)	(57,184)
Principal payments on notes payable	(358)	(393)
Repurchase of common stock to satisfy tax withholdings	(200)	(48)
Principal payments on finance lease obligations	(117)	(264)
Net cash provided by financing activities	1,784	3,995
Decrease in Cash and Restricted Cash	(2,898)	(6,811)
Cash and Restricted Cash, beginning of period	15,040	22,235
Cash and Restricted Cash, end of period	$12,142	$15,424
Supplemental disclosure of non-cash investing and financing activities:
Accrued purchases for property and equipment	$912	$553
Acquisition of property and equipment under finance lease	$242	$—
(1) Adjusted to reflect the retrospective change in accounting method for planned major maintenance costs as described in Note 1. See Note 12 for reconciliation to previously reported amounts.
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
The Company owns a lignite coal mine located in Saline, Louisiana (the "Five Forks Mine") that currently supplies the primary raw material for the manufacturing of the majority of the Company’s products at its facility in Coushatta, Louisiana (the "Red River Plant"). In addition, the Company leases land in Corbin, Kentucky, where it holds an idled manufacturing facility (the "Corbin Facility") capable of processing bituminous coal fines into a purified, microfine carbon powder (the "Corbin Wetcake") for high value applications.
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
In the opinion of management, these Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary for a fair presentation of the results of operations, financial position, stockholders' equity and cash flows for the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"). Other than the change in accounting principle discussed below, significant accounting policies disclosed therein have not changed.
Change in Accounting Principle
Effective April 1, 2026, the Company changed its method of accounting for costs incurred in connection with planned major maintenance activities (“turnaround” or "TAR") on its Red River Plant from the direct-expense method to the deferral method. Turnarounds are scheduled and required shutdowns of Red River Plant operations during which the Company performs planned major maintenance activities. Under the deferral method, qualifying costs, including maintenance materials, parts and direct labor directly attributable to the turnaround, are capitalized when incurred and amortized on a straight-line basis over the period until the next scheduled turnaround. Routine repair and maintenance costs are expensed as incurred.
The Company believes that the deferral method is preferable because it better matches qualifying turnaround costs with the periods benefited by the planned major maintenance activities and improves the comparability of the Company’s operating results between periods. Under the direct-expense method previously applied, qualifying turnaround costs were expensed

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
entirely in the periods in which they were incurred, although the benefits of the turnaround activities extended through the period until the next scheduled turnaround.
The Company applied the change retrospectively to all periods presented. See Note 12 for additional information regarding the effect of the change in accounting principle.
Loss Per Common Share
Basic loss per common share is computed using the weighted-average number of shares of the Company's common stock outstanding during the reporting period. Diluted loss per common share is computed in a manner consistent with that of loss per common share, while considering the impact of common stock equivalents from other potentially dilutive securities.
For the three and six months ended June 30, 2026 and June 30, 2025, potentially dilutive securities consist of unvested restricted stock awards ("RSAs"), stock options, and contingent performance stock units ("PSUs").
The following table sets forth the calculations of basic and diluted loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025 As Adjusted (1)	2026	2025 As Adjusted (1)
Net loss	$(733)	$(2,369)	$(1,870)	$(2,402)

Basic weighted-average number of common shares outstanding	42,102	41,507	41,914	41,415
Add: dilutive effect of equity instruments	—	—	—	—
Diluted weighted-average common shares outstanding	42,102	41,507	41,914	41,415
Income (loss) per common share - basic	$(0.02)	$(0.06)	$(0.04)	$(0.06)
Income (loss) per common share - diluted	$(0.02)	$(0.06)	$(0.04)	$(0.06)
(1) Adjusted to reflect the retrospective change in accounting method for planned major maintenance costs as described in Note 1. See Note 12 for reconciliation to previously reported amounts.
For the three and six months ended June 30, 2026, potentially dilutive securities of 2.0 million and 2.2 million shares of common stock, respectively, are outstanding but are not included in the calculation of diluted loss per common share because the effect would be anti-dilutive. For the three and six months ended June 30, 2025, potentially dilutive securities of 2.6 million and 2.5 million shares of common stock, respectively, are outstanding but are not included in the calculation of diluted loss per common share because the effect would be anti-dilutive.
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
Seasonality
The timing of the sale of the Company's consumable products is dependent upon several factors. Power generation is weather dependent, with electricity and steam production varying in response to heating and cooling demands. As a result, the Company's revenue is generally higher in the first and third fiscal quarters during the colder and warmer months of the year. Abnormally high and low temperatures during the summer and winter months, respectively, may significantly increase coal consumption for electricity generation and cause increased impurities within various municipalities' water sources, and thus increase the demand for the Company's products. Additionally, power generating units routinely schedule maintenance outages in the spring and/or fall depending on the operation of their boilers. During such outages, which may range from one week to over a month, the Company's product sales may decrease.
Also, the Company's revenue and sales volumes are highly dependent upon the level of coal consumption at coal-fired power plants, which in turn is significantly affected by the prices of competing power generation sources, such as natural gas and renewables. During periods of low natural gas prices, natural gas provides a competitive alternative to coal-fired power

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Note 2 - Inventories, net
The following table summarizes the Company's inventories as of June 30, 2026 and December 31, 2025:

	As of
(in thousands)	June 30, 2026	December 31, 2025
Product inventory, net	$12,634	$10,403
Raw material inventory	6,773	5,492
Total inventories, net	$19,407	$15,895
Note 3 - Revenue
For the three and six months ended June 30, 2026 and 2025, all material performance obligations related to revenue recognized were satisfied at a point in time.
Trade receivables

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Contract assets
Contract assets comprise unbilled receivables from customers and are included in Receivables, net in the Condensed Consolidated Balance Sheets. Unbilled receivables represent a conditional right to consideration in exchange for goods or services transferred to a customer. The Company did not have material unbilled receivables or other contract assets outstanding as of June 30, 2026 and December 31, 2025.
The following table shows the components of the Company's Receivables, net:

	As of
(in thousands)	June 30, 2026	December 31, 2025
Trade receivables, net	$20,030	$14,830
Other	—	150
Receivables, net	$20,030	$14,980
As of January 1, 2025, Trade receivables, net and Other receivables were $13.3 million and $1.6 million, respectively.
Contract liabilities
Contract liabilities comprise deferred revenue, which represents an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer and, if deliverable within one year or less, are included in "Other current liabilities" in the Condensed Consolidated Balance Sheets and, if deliverable outside of one year, are included in "Other long-term liabilities" in the Condensed Consolidated Balance Sheets. The Company did not have material contract liabilities outstanding as of June 30, 2026 and December 31, 2025.
Note 4 - Debt Obligations

	As of
(in thousands)	June 30, 2026	December 31, 2025
Revolving credit agreement	$21,410	$18,950
CTB Loan due January 2036	8,140	8,403
Finance lease obligations	443	319
Other	936	1,031
	30,929	28,703
Unamortized debt discounts	(23)	(24)
Unamortized debt issuance costs	(202)	(214)
	30,704	28,465
Less: Current maturities	(22,509)	(20,013)
Total long-term debt obligations	$8,195	$8,452
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Borrowings under the Revolving Credit Facility bear interest at the Standard Overnight Financing Rate (SOFR) plus an applicable margin of 4.50% per annum, subject to a SOFR floor of 2.50% per annum. In addition to paying interest on the outstanding loans under the Revolving Credit Facility, the Company is also required to pay an unused line fee equal to 0.50% per annum in respect of unused commitments under the Revolving Credit Facility, a fee for failure to maintain a minimum balance under the Revolving Credit Facility, a collateral management fee equal to 0.25% per annum of the amount outstanding under the Revolving Credit Facility, and certain other customary fees related to the Lender's administration of the Revolving Credit Facility. If the Revolving Loan Commitment is paid down prior to its maturity date, the Company is required to make certain prepayment fees in an amount equal to (i) 2.00% of the terminated amount of the Revolving Loan Commitment in the first year following the Closing Date, (ii) 1.00% of the terminated amount of the Revolving Loan Commitment in the second year following the Closing Date, (iii) 0.50% of the terminated amount of the Revolving Loan Commitment in the third year following the Closing Date and (iv) 0.00% at any time thereafter.
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
As of June 30, 2026, the Company's net borrowings under the Revolving Credit Facility totaled $21.4 million.
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
The CTB Loan was originally entered into on January 27, 2021 and is comprised of two promissory notes (the "Notes"): (1) "Note A" in the principal amount of $8.0 million, which is guaranteed by the U.S. Department of Agriculture; and (2) "Note B" in the principal amount of $2.0 million. The Notes mature on January 27, 2036 and bear interest at 6.0% per annum through January 2026 and at the prime rate plus 2.75% thereafter. The Company is required to make combined interest and principal payments monthly in the fixed amount of $0.1 million. Interest is computed and payable on the outstanding principal as of the end of the prior month and the balance of the fixed monthly payment amount is applied to the outstanding principal. The Notes may be prepaid without penalty as of January 27, 2026, when the prepayment penalty expired.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying values of both the Revolving Credit Facility and the CTB Loan approximate their fair values as both instruments bear interest at rates indexed to market rates for similar instruments.
Note 5 - Leases
The Company's operating and finance lease right-of-use ("ROU") assets and liabilities as of June 30, 2026 and December 31, 2025 consisted of the following items:

	As of
(in thousands)	June 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets, net of accumulated amortization (1)	$5,412	$6,793

Operating lease obligations, current	$2,654	$2,842
Long-term operating lease obligations	4,705	6,086
Total operating lease obligations	$7,359	$8,928

Finance Leases
Finance lease right-of-use assets, net of accumulated amortization (2)	$395	$276

Finance lease obligations, current	$248	$231
Long-term finance lease obligations	195	88
Total finance lease obligations	$443	$319
(1) Operating lease ROU assets are reported net of accumulated amortization of $8.0 million and $6.6 million as of June 30, 2026 and December 31, 2025, respectively.
(2) Finance lease ROU assets are reported net of accumulated amortization of $2.6 million and $2.8 million as of June 30, 2026 and December 31, 2025, respectively.
Operating leases
ROU assets under operating leases are included in the "Other long-term assets" line item, and operating lease liabilities are included in "Other current liabilities" and "Other long-term liabilities" line items, respectively, in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.
Lease expense for operating leases for the three and six months ended June 30, 2026 was $1.3 million and $2.8 million, respectively. Of these amounts, $1.1 million and $2.3 million were included in the "Cost of revenue, exclusive of depreciation and amortization" line item, and $0.2 million and $0.5 million were included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026, respectively.
Comparatively, lease expense for operating leases for the three and six months ended June 30, 2025 was $1.3 million and $2.4 million, respectively. Of these amounts, $1.0 million and $2.0 million were included in the "Cost of revenue, exclusive of depreciation and amortization" line item, and $0.3 million and $0.4 million were included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025, respectively.
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
Finance leases
ROU assets under finance leases are included in the "Property, plant and equipment" line item, and finance lease liabilities are included in the "Current portion of long-term debt" and "Long-term debt, net of current portion" line items, respectively, in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Interest expense related to finance lease obligations and amortization of ROU assets under finance leases are included in the "Interest expense" and "Depreciation, amortization, depletion and accretion" line items, respectively, in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025.
Lease financial information as of and for the three and six months ended June 30, 2026 and 2025 is provided in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$67	$101	$122	$217
Interest on lease liabilities	26	33	52	71
Operating lease cost	890	924	1,774	1,761
Short-term lease cost	348	259	892	533
Variable lease cost (1)	86	77	163	86
Total lease cost	$1,417	$1,394	$3,003	$2,668

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			$52	$71
Operating cash flows from operating leases			$1,562	$1,162
Financing cash flows from finance leases			$117	$264
Right-of-use assets obtained in exchange for new finance lease liabilities			$242	$—
Right-of-use assets obtained in exchange for new operating lease liabilities			$—	$1,366
Weighted-average remaining lease term - finance leases			2.9 years	1.0 years
Weighted-average remaining lease term - operating leases			3.5 years	6.7 years
Weighted-average discount rate - finance leases			8.8%	7.0%
Weighted-average discount rate - operating leases			9.7%	11.7%
(1) Primarily includes common area maintenance, property taxes and insurance payable to lessors.
Note 6 - Commitments and Contingencies
Surety Bonds and Restricted Cash
As the owner of the Five Forks Mine, the Company is required to post a surety bond with a regulatory commission related to performance requirements associated with the Five Forks Mine. As of June 30, 2026, the amount of this surety bond was $7.5 million.
The Company leases land adjacent to the Corbin Facility and is required to post surety bonds with a regulatory commission for reclamation. As of June 30, 2026, the amount of these surety bonds was $3.0 million.
The Company holds permits for an inactive mine in West Virginia ("Mine 4") and is required to post a surety bond with a regulatory commission for reclamation. As of June 30, 2026, the amount of this surety bond was $0.7 million.
As of June 30, 2026 and December 31, 2025, the Company posted cash collateral of $9.3 million and $8.5 million, respectively, as required by the Company's surety bond providers, which is reported as long-term restricted cash in the Condensed Consolidated Balance Sheets. As of June 30, 2026, the Company holds a deposit of $0.4 million with a third party for collateral as required under a bonding arrangement for Mine 4. This deposit is included in "Other long-term assets, net" in the Condensed Consolidated Balance Sheets as of June 30, 2026.
From time to time, the Company will enter into customer supply agreements which require the Company to obtain performance bonds equal to the annual contract values. The most significant of these was renewed January 1, 2026 and requires the Company to post a performance bond in an amount equal to the annual contract value of $4.0 million. As of June 30, 2026, the

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
remaining commitment under this customer contract, which expires on December 31, 2026, was approximately $2.4 million. As of June 30, 2026, the amount of performance bonds outstanding as required by other customer supply agreements was $0.3 million.
The Company currently holds $1.9 million of deposits held in reserve with CTB related to the CTB loan, which is reported as long-term restricted cash in the Condensed Consolidated Balance Sheets as of June 30, 2026.
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
On February 7, 2025, the Company announced that it had commenced legal proceedings against the firm engaged for design of the GAC facility constructed at the Red River Plant (the "GAC Facility"). The Company believes that the design firm was, among other things, negligent and breached its contract with the Company and as a direct result, the Company suffered material damages including a material increase in costs and time delays associated with the project versus original forecasts. The Company is now seeking to recover damages resulting from such negligence and contractual breaches. On April 11, 2025, the design firm filed a counterclaim to recover certain fees associated with the services provided. Litigation remains ongoing.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of Prepaid expenses and other current assets and Other long-term assets, net as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	June 30, 2026	December 31, 2025 As Adjusted (1)
Prepaid expenses and other current assets:
Prepaid expenses	$3,617	$2,959
Prepaid lender fees, net (2)	1,418	1,472
Prepaid taxes and tax refunds	143	147
Other	1,716	1,826
Total prepaid expenses and other current assets	$6,894	$6,404

Other long-term assets, net:
Spare parts, net	$11,015	$11,017
Mine development costs, net	6,618	6,763
Right of use assets, operating leases, net	5,412	6,793
Upfront Customer Consideration (3)	5,279	5,639
Deferred plant turnaround costs, net (4)	2,369	394
Mine reclamation asset, net	1,581	1,645
Intangible assets, net	572	570
Other	2,654	2,680
Total other long-term assets, net	$35,500	$35,501
(1) Adjusted to reflect the retrospective change in accounting method for planned major maintenance costs as described in Note 1. See Note 12 for reconciliation to previously reported amounts.
(2) Represents legal and administrative costs incurred to obtain the Revolving Credit Facility. This asset is being amortized on a straight-line basis over the five-year contractual period of the Revolving Credit Facility.
(3) Represents remaining balance on consideration paid to a customer under a long-term supply contract executed in 2020. This asset is being amortized as a reduction to revenue on a straight-line basis over the expected 15-year contractual period of the contract.
(4) Represents costs incurred in connection with planned major maintenance activities, which currently includes maintenance materials, parts and direct labor directly attributable to the Company's plant turnaround in April 2026 for the period ended June 30, 2026, and the trailing deferred plant turnaround costs, net directly attributable to the Company's plant turnaround in April 2024 for the period ended December 31, 2025 (as adjusted). This asset is being amortized on a straight-line basis over the expected two-year period until the Company's next planned turnaround event.
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
As of June 30, 2026 and December 31, 2025, Other includes the Highview Investment in the amount of $0.6 million that is carried at cost, less impairment, plus or minus observable changes in price for identical or similar investments of the same issuer.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	June 30, 2026	December 31, 2025
Other current liabilities:
Current portion of operating lease obligations	$2,654	$2,842
Sales, use and other taxes payable	1,282	1,304
Current portion of mine reclamation liability	1,037	1,037
Other	3,095	1,832
Total other current liabilities	$8,068	$7,015

Other long-term liabilities:
Mine reclamation liabilities	$5,901	$5,719
Operating lease obligations, long-term	4,705	6,086
Other	—	63
Total other long-term liabilities	$10,606	$11,868
As of June 30, 2026 and December 31, 2025, the ARO related to the Five Forks Mine is included in Other long-term liabilities.
The Mine reclamation liabilities represent AROs. Changes in the AROs were as follows:

	As of
(in thousands)	June 30, 2026	December 31, 2025
Asset retirement obligations, beginning of period	$6,756	$6,279
Accretion	280	513
Liabilities settled	(98)	(177)
Changes due to scope and timing of reclamation	—	141
Asset retirement obligations, end of period	6,938	6,756
Less current portion	1,037	1,037
Asset retirement obligations, long-term	$5,901	$5,719

Supplemental Income Statement Information
Tinuum Group, LLC
As of June 30, 2026 and December 31, 2025, the Company's ownership interest in Tinuum Group, an equity method investment, was 42.5%. For the three and six months ended June 30, 2026, the Company recognized earnings from Tinuum Group of zero and $0.1 million, respectively, in Other income. For the three and six months ended June 30, 2025, the Company recognized earnings from Tinuum Group of zero and $0.2 million, respectively. These amounts are presented as a component of Other income on the Condensed Consolidated Statements of Operations. In 2026, Tinuum Group, LLC has continued to wind down its operations.
For the three and six months ended June 30, 2026, the Company recognized expense of zero and $0.2 million, respectively, in Cost of revenue, exclusive of depreciation and amortization, related to royalties owed to Tinuum Group under an agreement for certain of the Company's sales of M-ProveTM products. Comparatively, for the three and six months ended June 30, 2025, the Company recognized expense of $0.2 million and $0.2 million, respectively, in Cost of revenue, exclusive of depreciation and amortization, related to these royalties.
Note 8 - Stockholders' Equity
Tax Asset Protection Plan
U.S. federal income tax rules, and Section 382 of the Internal Revenue Code in particular, could substantially limit the use of net operating losses and tax credits if the Company experiences an "ownership change" (as defined in the Internal Revenue

Arq, Inc. and Subsidiaries
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
On April 15, 2026, the Board approved the Ninth Amendment to the TAPP (the "Ninth Amendment"), which amends the TAPP, as previously amended by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, and Eighth Amendments that were approved by the Board on April 6, 2018, April 5, 2019, April 9, 2020, April 9, 2021, March 15, 2022, April 13, 2023, April 12, 2024, and April 8, 2025, respectively. The Ninth Amendment amends the definition of "Final Expiration Date" under the TAPP to extend the duration of the TAPP and makes associated changes in connection therewith. Pursuant to the Ninth Amendment, the Final Expiration Date shall be the close of business on the earlier of (i) December 31, 2027 or (ii) December 31, 2026 if stockholder approval of the Ninth Amendment has not been obtained prior to such date. On June 10, 2026, the Company's stockholders approved the Ninth Amendment, and therefore the Final Expiration Date is the close of business on December 31, 2027, unless the TAPP is further amended.
Note 9 - Stock-Based Compensation
The Company grants equity-based awards to employees and non-employee directors that may include, but are not limited to, RSAs, PSUs, restricted stock units and stock options. Stock-based compensation expense related to manufacturing employees and administrative employees is included in the "Cost of revenue, exclusive of depreciation and amortization" and "Selling, general and administrative" line items, respectively, in the Condensed Consolidated Statements of Operations. Stock-based compensation expense related to non-employee directors is included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations.
Total stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
RSA expense	$852	$522	$1,493	$1,041
PSU expense	131	152	321	309
Stock option expense	60	60	120	120
Total stock-based compensation expense	$1,043	$734	$1,934	$1,470
The amount of unrecognized compensation cost as of June 30, 2026, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of June 30, 2026
(in thousands, except years)	Unrecognized Compensation Cost	Expected Weighted- Average Period of Recognition (in years)
RSA expense	$2,198	1.60
PSU expense	431	1.26
Stock option expense	11	0.05
Total unrecognized stock-based compensation expense	$2,640	1.54
Restricted Stock Awards
RSAs are typically granted with vesting terms of three years. The fair value of RSAs is determined based on the closing price of the Company's common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for RSAs is generally recognized on a straight-line basis over the entire vesting period.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of RSA activity under the Company's various stock compensation plans for the six months ended June 30, 2026 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2026	1,068,649	$4.97
Granted	100,000	$2.08
Vested	(426,270)	$4.50
Forfeited	(58,870)	$5.29
Non-vested at June 30, 2026	683,509	$4.82
Performance Share Units
Compensation expense for PSUs is recognized on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant. The estimated fair value at the date of grant is determined using a Monte Carlo simulation model for those PSUs with market-based performance conditions. A summary of PSU activity for the six months ended June 30, 2026 is presented below:

	Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
PSUs outstanding at January 1, 2026	811,293	$3.34
Granted	45,504	$2.30
Vested / Settled (1)	(193,148)	$2.48
Forfeited / Canceled	(67,925)	$6.62
PSUs outstanding at June 30, 2026	595,724	$3.17	$1,519	1.23
(1) The number of units shown in the table above is based on target performance. The final number of shares of common stock issued may vary depending on the achievement of market or performance conditions established within the awards, which could result in the actual number of shares issued ranging from zero to a maximum of two times the number of units shown in the above table. For the six months ended June 30, 2026, 136,408 shares of common stock were issued upon vesting of PSUs, net of shares withheld for settlement of payroll tax withholding obligations.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of stock option activity for the six months ended June 30, 2026 is presented below:

	Number of Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2026	1,000,000	$3.00
Options granted	—	—
Options exercised	—	—
Options expired / forfeited	—	—
Options outstanding at June 30, 2026	1,000,000	$3.00	$—	7.05
Options vested and exercisable at June 30, 2026	666,666	$3.00	$—	7.05
Note 10 - Income Taxes
For the three and six months ended June 30, 2026 and 2025, the Company's income tax expense and effective tax rates are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for rate)	2026	2025	2026	2025
Income tax expense	$—	$—	$—	$—
Effective tax rate	—%	—%	—%	—%
The Company recognized pretax losses for the three and six months ended June 30, 2026, and for the three and six months ended June 30, 2025, but recognized no income tax benefit due to the recording of a full valuation allowance on its deferred tax assets. As a result, the effective rate for the three and six months ended June 30, 2026 and 2025 was zero.
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
Note 11 - Segment Reporting
Overall
The Company has one reportable segment – advanced purification technologies or "APT." The APT segment primarily manufactures and sells AC-based environmental remediation products, comprised of PAC and GAC, and other chemicals used to capture and remove contaminants for coal-fired power generation, industrial, municipal water and air, water, and soil treatment and remediation markets. The Company derives revenue primarily in the U.S. and manages the business activities on a consolidated basis. The Company manufactures the majority of its finished goods at the Red River Plant.
The Company's chief executive officer is its chief operating decision maker ("CODM"). The CODM assesses performance for the APT segment and decides how to allocate resources based on net loss that also is reported on the Condensed Consolidated Statements of Operations as consolidated net loss. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets.
The CODM uses net loss to evaluate income generated from APT assets (return on assets) in deciding how to allocate cash flows from operations within the APT segment. Net loss is used to monitor budget versus actual operating results in assessing performance of the APT segment.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Geographic areas
The Company is domiciled in the U.S. The table below shows revenue by country for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
United States	$28,252	$27,335	$54,430	$51,940
Canada	1,631	1,249	4,506	3,891
Total	$29,883	$28,584	$58,936	$55,831
Note 12 - Change in Accounting Principle
Effective April 1, 2026, the Company changed its method of accounting for costs incurred in connection with planned major maintenance activities, or “turnarounds”, on its Red River Plant from the direct-expense method to the deferral method. The Company retrospectively applied this change in accounting principle to all prior periods resulting in a cumulative effect adjustment at January 1, 2025 to increase Other long-term assets, net and Retained earnings by $1.3 million. The impact of this change on certain financial statement line items in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and the Condensed Consolidated Balance Sheets as of June 30, 2026, were as follows:

(in thousands, except per share data)	As Computed (using Direct-Expense Method)	Effect of Change	As Reported (using Deferral Method)
Condensed Consolidated Statements of Operations, three months ended June 30, 2026
Cost of revenue, exclusive of depreciation and amortization	$20,140	$(1,768)	$18,372
Depreciation, amortization, depletion and accretion	3,228	314	3,542
Net loss	(2,187)	1,454	(733)
Loss per common share - basic	(0.05)	0.03	(0.02)
Loss per common share - diluted	(0.05)	0.03	(0.02)

Condensed Consolidated Statements of Operations, six months ended June 30, 2026
Cost of revenue, exclusive of depreciation and amortization	$39,254	$(1,768)	$37,486
Depreciation, amortization, depletion and accretion	5,798	609	6,407
Net loss	(3,029)	1,159	(1,870)
Loss per common share - basic	(0.07)	0.03	(0.04)
Loss per common share - diluted	(0.07)	0.03	(0.04)

Condensed Consolidated Balance Sheets, as of June 30, 2026
Inventories, net	$20,223	$(816)	$19,407
Other long-term assets, net	33,131	2,369	35,500
Retained earnings	10,795	1,553	12,348

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Certain financial statement line items in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and the Condensed Consolidated Balance Sheets as of December 31, 2025 were adjusted as follows:

(in thousands, except per share data)	As Previously Reported	Effect of Change	As Adjusted
Condensed Consolidated Statements of Operations, three months ended June 30, 2025
Depreciation, amortization, depletion and accretion	$2,485	$236	$2,721
Net loss	(2,133)	(236)	(2,369)
Loss per common share - basic	(0.05)	(0.01)	(0.06)
Loss per common share - diluted	(0.05)	(0.01)	(0.06)

Condensed Consolidated Statements of Operations, six months ended June 30, 2025
Depreciation, amortization, depletion and accretion	$4,666	$472	$5,138
Net loss	(1,930)	(472)	(2,402)
Loss per common share - basic	(0.05)	(0.01)	(0.06)
Loss per common share - diluted	(0.05)	(0.01)	(0.06)

Condensed Consolidated Balance Sheets, as of December 31, 2025
Other long-term assets, net	$35,107	$394	$35,501
Retained earnings	13,824	394	14,218
Note 13 - Subsequent Events
Unless disclosed elsewhere in the notes to the Condensed Consolidated Financial Statements, there were no significant matters that occurred subsequent to June 30, 2026.

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
Our primary products are comprised of AC, which is produced from a variety of carbonaceous raw materials. Our AC products include both powdered activated carbon ("PAC") and granular activated carbon ("GAC"). Additionally, we own the Five Forks Mine, a lignite mine located in Saline, Louisiana, that currently supplies the primary raw material for the manufacturing of our products. We also control bituminous coal waste reserves and own a manufacturing facility, both located in Corbin, Kentucky (the "Corbin Facility"), and a process to recover and purify the bituminous coal fines. Using the Corbin Facility's manufacturing process, we convert coal waste into a purified, microfine carbon powder ("Corbin Wetcake") for use in high-value applications. On August 6, 2025, we announced that we had successfully commissioned our Red River Plant’s GAC Facility (the "GAC Facility") and produced our first commercial volumes of on-specification GAC product. However, after initial production runs, in December 2025, it became clear that ramp-up to nameplate capacity could not be accomplished without further modifications to the existing systems because of design flaws in our GAC Facility. In March 2026, we decided to pause GAC production, continue to idle the Corbin Facility as a cost saving measure, and launch an engineering and production process optimization review, including an evaluation of potential GAC Facility design modifications and production economics at different scales. Additionally, we now expect to transition away from using Corbin Wetcake for the production of our GAC products to a bituminous coal feedstock with proven performance.
We continue to believe that Corbin Wetcake has the potential to enable us to access new markets and applications. We intend to secure customer interest in Corbin Wetcake as an additive into other markets, such as a component for asphalt, or for use in the purified coal and synthetic graphite industries. In addition, we are exploring uses for certain rare earth minerals and critical elements that can be contained within material from the manufacturing process at our Corbin Facility for further recovery and concentration by others. These applications are currently in early stages of proof-of-concept testing or preliminary customer testing.
Drivers of Demand and Key Factors Affecting Profitability
Drivers of demand and current key factors affecting our profitability are sales of our AC products to the APT market. Our operating results are influenced by: (1) changes in our manufacturing production and sales volumes; (2) changes in price and product mix; (3) changes in coal-fired dispatch and electricity power generation sources; (4) changes in demand for contaminant removal within water treatment facilities; (5) changes in environmental regulations; and (6) state or municipal approval and customer acceptance of our new products.
For the three and six months ended June 30, 2026, we experienced an increase in demand for our products from certain coal-fired dispatch and electricity power generation customers compared to the same period in 2025. This was primarily due to the year-to-date impact of moderate to severe temperatures during the winter and summer seasons, resulting in higher demand for power generation, and the impact of steady natural gas prices, resulting in several large utility customers opting to use coal versus natural gas as a primary source for power generation. Additionally, demand for power generation has grown and continues to grow driven by macroeconomic trends, such as increased consumption related to data and computer centers, electric vehicles, and other large-scale power consumers. We expect that natural gas prices will remain relatively consistent through 2026 at an elevated level due to increased demand for liquid natural gas exports, and conflict in the Middle East impacting supply, partially offset by increases in anticipated natural gas inventory levels.

GAC Engineering and Production Process Optimization Review
The decision to pause GAC production, continue idling the Corbin Facility as a cost saving measure, and launch an engineering and production process optimization review was made in March 2026, following the review of independent testing results received in January 2026. This testing demonstrated that the thermal oxidizer in place could only support approximately 15 million pounds of annual GAC production, and would require additional modifications to achieve our original design capacity of 25 million pounds or higher. Our analysis indicates that a 15 million pound per year scenario on a stand-alone basis does not provide sufficient returns to make it economically attractive. The optimization review remains ongoing and is expected to determine production scale, capital requirements, and return profiles before we commit to additional investment in our GAC Facility. We have since expanded the optimization review to include a broader operational assessment of our overall business, which has focused on maximizing furnace throughput and reducing unit costs for each of our products, including our PAC and GAC products.
These additional constraints emerged as we prepared to transition from our Corbin Wetcake to bituminous coal with proven performance, a solution which is expected to address previously announced design flaws and constraints at our GAC Facility. The issues that we experienced with our thermal oxidizer and their impact on the capacity of our GAC Facility stemmed from the previously disclosed design flaws by the engineering firm originally engaged to design our GAC Facility, with whom litigation remains ongoing.
Due to the issues described above, we do not expect GAC production in fiscal year 2026 or 2027.
Results of Operations
For the three and six months ended June 30, 2026, we recognized net loss of $0.7 million and $1.9 million, respectively, compared to net loss of $2.4 million and $2.4 million, respectively, for the three and six months ended June 30, 2025. The most significant factors impacting results between periods for the three months ended June 30, 2026 and June 30, 2025 were increases in revenue due to increased pricing and demand for our products, offset by increases in severance expense related to the previously disclosed departures of certain members of our executive team.
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
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue and Cost of revenue
A summary of the components of Revenue and Cost of revenue, exclusive of depreciation and amortization for the three months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Revenue	$29,883	$28,584	$1,299	5%
Cost of revenue, exclusive of depreciation and amortization	$18,372	$19,066	$(694)	(4)%
Revenue and Cost of revenue
For the three months ended June 30, 2026, revenue increased from the comparable quarter in 2025 primarily driven by the impact of increased pricing, which contributed additional revenues of $1.3 million, as well as higher sales volumes of our AC products, which contributed additional revenues of approximately $1.0 million of the total revenue increase. These increases were partially offset by a decrease in revenue attributable to lower sales of our chemicals products during the three months ended June 30, 2026, which caused revenue to decrease by $1.1 million from the comparable quarter in 2025. The increases due to higher pricing and volumes sold were primarily attributable to sales to customers in the power-generation market, driven by seasonal electricity demand. Notably, our revenues continue to be impacted by electricity demand driven by seasonal weather and power generation needs.

During the three months ended June 30, 2026, our gross margin was favorably impacted by both the pause in production at our Corbin Facility, which we idled indefinitely as of December 2025, and improved mix during the three months ended June 30, 2026 due to lower sales of our lower-margin chemical products compared to the same period in 2025. These favorable impacts to gross margin were partially offset by an increase in our costs per unit during the three months ended June 30, 2026, which were primarily due to increases in salaries and wages of our operations personnel and utilities costs. These factors resulted in the majority of the approximately $0.7 million decrease in Cost of revenue, exclusive of depreciation and amortization for the three months ended June 30, 2026 compared to the comparable quarter in 2025.
We expect that revenue will continue to be positively impacted by demand for our PAC products. As we have paused production of our GAC products at our Red River Plant, we expect that gross margin will continue to improve as the impact of fixed production costs related to our GAC products on our gross margin lessens. Further, as we conduct a comprehensive engineering and production process optimization review related to our GAC products, we expect to improve the operational efficiency of PAC production at our Red River Plant and improve our product mix to higher margin products.
Operating Expenses
A summary of the components of our operating expenses for the three months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025 As Adjusted (1)	($)	(%)
Operating expenses:
Selling, general and administrative	$6,789	$5,918	$871	15%
Research and development	958	2,697	(1,739)	(64)%
Depreciation, amortization, depletion and accretion	3,542	2,721	821	30%
Loss (gain) on sale of assets	290	(27)	317	*
	$11,579	$11,309	$270	2%
(1) Adjusted to reflect the retrospective change in accounting method for planned major maintenance costs. See Note 1 and Note 12 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for further discussion.
* Percent change in excess of 100% not considered meaningful.
Selling, General and Administrative
A summary of the components of selling, general and administrative expenses for the three months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Payroll and benefits	$2,353	$1,802	$551	31%
Legal and professional fees	1,515	1,574	(59)	(4)%
General and administrative	2,921	2,542	379	15%
Total Selling, general and administrative	$6,789	$5,918	$871	15%
Payroll and benefits
Payroll and benefits expense increased for the three months ended June 30, 2026 compared to the corresponding quarter in 2025 by approximately $0.6 million, primarily due to severance expense related to the separation of three members of our executive leadership team, which was recorded during the three months ended June 30, 2026. The increase was partially offset by a decrease in incentive compensation expense.
Legal and professional fees
Legal and professional fees decreased for the three months ended June 30, 2026 compared to the corresponding quarter in 2025 by approximately $0.1 million, primarily due to decreased legal and recruiting fees incurred during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was partially offset by increased accounting and audit fees and interim executive consulting costs during the three months ended June 30, 2026.

General and administrative
General and administrative expenses increased for the three months ended June 30, 2026 compared to the corresponding quarter in 2025 by approximately $0.4 million, primarily due to increases in expenses related to property taxes, software maintenance fees, sales, use, and franchise taxes, and outside labor.
Research and development
Research and development expense decreased for the three months ended June 30, 2026 compared to the corresponding quarter in 2025 by $1.7 million, primarily due to expenses related to feedstock consumed during initial testing of the GAC Facility during the three months ended June 30, 2025.
Loss (gain) on sale of assets
Loss on sale of assets for the three months ended June 30, 2026 related to the disposal of a piece of machinery which was replaced during the biannual shutdown of our Red River Plant for maintenance.
Depreciation, amortization, depletion and accretion
Depreciation, amortization, depletion and accretion expense increased by approximately $0.8 million for the three months ended June 30, 2026 compared to the corresponding quarter in 2025, primarily due to a significant amount of plant and equipment placed in service during the second half of 2025, partially offset by decreased depreciation expense related to assets at our Corbin Facility, which were impaired during the fourth quarter of 2025.
Other (Expense) Income
A summary of the components of other (expense) income for the three months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Other (expense) income:
Interest expense	$(748)	$(594)	$(154)	26%
Other income	83	16	67	*
Total other expense	$(665)	$(578)	$(87)	15%
* Percent change in excess of 100% not considered meaningful.
Interest expense
Interest expense increased for the three months ended June 30, 2026 compared to the corresponding quarter in 2025 by $0.2 million primarily due to higher average outstanding balances on the Company's outstanding debt facilities in the current quarter.
Other income
Other income increased for the three months ended June 30, 2026 compared to the corresponding quarter in 2025 primarily due to interest income recorded during the three months ended June 30, 2026.
Income tax expense
For the three months ended June 30, 2026 and 2025, we had pretax loss of $0.7 million and $2.4 million, respectively. For the three months ended June 30, 2026 and 2025, we had an effective tax rate of zero and recorded no income tax benefit due to the recording of a full valuation allowance on our deferred tax assets.
Comparison of the Six Months Ended June 30, 2026 and 2025
Total Revenue and Cost of revenue
A summary of the components of Revenue and Cost of revenue, exclusive of depreciation and amortization for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Revenue	$58,936	$55,831	$3,105	6%
Cost of revenue, exclusive of depreciation and amortization	$37,486	$36,398	$1,088	3%

Revenue and Cost of revenue
For the six months ended June 30, 2026, revenue increased from the comparable period in 2025 primarily driven by increased volumes and higher pricing, which contributed revenue increases of approximately $2.3 million and $0.6 million, respectively. The increase in volumes sold was primarily attributable to sales to customers in the industrial and municipal water markets, as well as the power-generation market, driven by continued higher natural gas prices between periods. The average Henry Hub natural gas spot prices ($/MMBtu) for the six months ended June 30, 2026 and 2025 were $3.87 and $3.67, respectively. Additionally, sales of our chemical products contributed an increase of $0.2 million in revenue for the six months ended June 30, 2026 compared to the comparable period in 2025.
For the six months ended June 30, 2026, gross margin, exclusive of depreciation and amortization, increased from the comparable period in 2025. During the six months ended June 30, 2026, our gross margin was favorably impacted by decreases in production expenses due to the pause in production at our Corbin Facility, which had begun production in April 2025 and which we idled indefinitely as of December 2025. This favorable impact was offset by an inventory revaluation charge during the first quarter of 2026. These factors were primarily responsible for the approximately $1.1 million increase in Cost of revenue, exclusive of depreciation and amortization for the six months ended June 30, 2026 compared to the comparable period in 2025.
Operating Expenses
A summary of the components of our operating expense for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025 As Adjusted (1)	($)	(%)
Operating expenses:
Selling, general and administrative	$14,158	$11,971	$2,187	18%
Research and development	1,940	3,571	(1,631)	(46)%
Depreciation, amortization, depletion and accretion	6,407	5,138	1,269	25%
Loss on sale of assets	290	118	172	*
	$22,795	$20,798	$1,997	10%
(1) Adjusted to reflect the retrospective change in accounting method for planned major maintenance costs. See Note 1 and Note 12 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for further discussion.
* Percent change in excess of 100% not considered meaningful.
Selling, General and Administrative
A summary of the components of selling, general and administrative expenses for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Payroll and benefits	$4,080	$3,663	$417	11%
Legal and professional fees	3,628	3,141	487	16%
General and administrative	6,450	5,167	1,283	25%
Total Selling, general and administrative	$14,158	$11,971	$2,187	18%
Payroll and benefits
Payroll and benefits increased for the six months ended June 30, 2026 compared to the corresponding period in 2025 by approximately $0.4 million, primarily due to severance expense related to the departure of three members of our executive leadership team, severance expense related to employees terminated at our Corbin Facility, and an increase of approximately $0.2 million of share-based compensation associated with executive transition and severance. The increase is partially offset by a decrease in incentive compensation expense.
Legal and professional fees
Legal and professional fees increased for the six months ended June 30, 2026 compared to the corresponding period in 2025 primarily due to additional legal and consulting fees incurred in connection with ongoing litigation with our former engineering firm, increased accounting and audit fees, and executive transition costs incurred during the six months ended June 30, 2026.

General and administrative
General and administrative expenses increased for the six months ended June 30, 2026 compared to the corresponding period in 2025 by approximately $1.3 million, primarily due to increases in insurance, property tax and recruiting expenses. Also contributing to the increase in general and administrative expense were utilities costs related to the Corbin Facility, which are included in general and administrative expenses, however, previously were recorded to Cost of revenue, exclusive of depreciation and amortization.
Research and development
Research and development expense decreased for the six months ended June 30, 2026 compared to the corresponding period in 2025 by approximately $1.6 million. The decrease was primarily due to expenses related to feedstock consumed and outside services engaged during initial testing of the GAC Facility during the six months ended June 30, 2025.
Depreciation, amortization, depletion and accretion
Depreciation, amortization, depletion and accretion expense increased by approximately $1.3 million for the six months ended June 30, 2026 compared to the corresponding period in 2025, primarily due to a significant amount of plant and equipment placed in service during the second half of 2025, partially offset by decreased depreciation expense related to assets at our Corbin Facility, which were impaired during the fourth quarter of 2025.
Loss on sale of assets
Loss on sale of assets for the six months ended June 30, 2026 related to the disposal of a piece of machinery, which was replaced during our biannual plant maintenance. Loss on sale of assets for the six months ended June 30, 2025 related to the disposal of construction assets no longer in use.
Other (Expense) Income
A summary of the components of other income (expense) for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Other (expense) income:
Interest expense	$(1,453)	$(1,318)	$(135)	10%
Other income	928	281	647	*
Total other expense	$(525)	$(1,037)	$512	(49)%
* Percent change in excess of 100% not considered meaningful.
Interest expense
Interest expense increased for the six months ended June 30, 2026 compared to the corresponding period in 2025 primarily due to higher average outstanding balances on the Company's outstanding debt facilities in the current period.
Other income
Other income increased for the six months ended June 30, 2026 compared to the corresponding period in 2025, which was primarily driven by interest income recorded during the six months ended June 30, 2026.
Income tax expense
For the six months ended June 30, 2026 and 2025, we had pretax losses of $1.9 million and $2.4 million, respectively. For the six months ended June 30, 2026 and 2025, we had an effective tax rate of zero and recorded no income tax benefit due to the recording of a full valuation allowance on our deferred tax assets.

Non-GAAP Financial Measures
To supplement our financial information presented in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), we provide certain supplemental financial measures, including EBITDA and Adjusted EBITDA, which are measurements that are not calculated in accordance with U.S. GAAP. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and Adjusted EBITDA is defined as EBITDA reduced by non-cash gains, increased by share-based compensation expense, executive transition and severance (2), GAC Facility pre-production feedstock, other non-cash losses and non-recurring costs and fees. EBITDA and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net loss in accordance with U.S. GAAP as a measure of performance. See below for a reconciliation from net loss, the nearest U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025 As Adjusted (1)	2026	2025 As Adjusted (1)
Net loss	$(733)	$(2,369)	$(1,870)	$(2,402)
Depreciation, amortization, depletion and accretion	3,542	2,721	6,407	5,138
Amortization of Upfront Customer Consideration	180	127	360	254
Interest expense, net	693	585	638	1,256
Income tax expense	—	—	—	—
EBITDA	$3,682	$1,064	$5,535	$4,246
Share-based compensation	1,043	734	1,934	1,470
Executive transition and severance (2)	827	—	827	—
Loss (gain) on sale of assets	290	(27)	290	118
GAC Facility pre-production feedstock (3)	—	1,897	—	1,897
Adjusted EBITDA	$5,842	$3,668	$8,586	$7,731
(1) Adjusted to reflect the retrospective change in accounting method for planned major maintenance costs. See Note 1 and Note 12 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for further discussion.
(2) Represents expenses related to executive severance and separation, as well as legal fees and recruiting costs associated with the CFO, COO and CAO transitions. In addition to these amounts, we also incurred approximately $0.2 million of share-based compensation associated with executive transition and severance during the three months ended June 30, 2026, which is included in the Share-based compensation adjustment above.
(3) Represents expenses related to feedstock utilized in pre-production testing of our GAC Facility during the three months ended June 30, 2025 included within "Research and development" expense in the Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources
Current Resources and Factors Affecting Our Liquidity
As of June 30, 2026, our principal sources of liquidity included:
•cash on hand of $0.9 million, excluding $11.2 million of restricted cash primarily pledged as collateral under a surety bond agreement and escrow for our term loan with Community Trust Bank, Inc. (the "CTB Loan"), described in Note 4 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report;
•availability under our secured revolving credit facility with MidCap Funding IV Trust (the "Revolving Credit Facility"), described in Note 4 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report; and
•cash from operations.
As of June 30, 2026, our principal uses of liquidity included:
•capital expenditures;
•business operating expenses;
•payments on our lease obligations; and
•payments on our debt obligations.
Cash Flows
Cash and restricted cash decreased from $15.0 million as of December 31, 2025 to $12.1 million as of June 30, 2026. The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Cash and restricted cash (used in) provided by:
Operating activities	$(2,659)	$(5,276)	$2,617
Investing activities	(2,023)	(5,530)	3,507
Financing activities	1,784	3,995	(2,211)
Net change in cash and restricted cash	$(2,898)	$(6,811)	$3,913
Cash flow from operating activities
Cash flows used in operating activities for the six months ended June 30, 2026 were $2.7 million, which represented a decrease of $2.6 million from cash used in operating activities for the six months ended June 30, 2025 of $5.3 million. The net increase in cash flow from operating activities was primarily attributable to an increase in changes in net loss, exclusive of non-cash adjustments presented, and working capital, which contributed increases of $2.8 million and $0.4 million, respectively, in cash flow between periods. The increase in the change in working capital between periods was primarily driven by changes in accounts payable and accrued expense balances. These increases were offset by a decrease in the change in Other long-term assets, net, of $0.6 million in cash flow between periods.
Cash flow from investing activities
Cash flows used in investing activities decreased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 by $3.5 million primarily as a result of a decrease in property, plant and equipment additions of $3.6 million from construction activities during the six months ended June 30, 2025 related to the GAC Facility at our Red River Plant.
Cash flow from financing activities
Cash flows provided by financing activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 decreased by $2.2 million primarily due to a decrease in net borrowings on our Revolving Credit Facility of $2.2 million.

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
Based on current operating levels, we expect that our cash on hand and borrowing availability under the Revolving Credit Facility as of June 30, 2026 will provide sufficient liquidity to fund operations for the next 12 months.
Capital expenditures
During the remainder of 2026, we expect our capital expenditures to primarily relate to operational plant maintenance and improvements.
Surety Bonds
As of June 30, 2026, we had outstanding surety bonds with regulatory commissions totaling $11.2 million primarily related to the Five Forks Mine and the Corbin Facility. As of June 30, 2026, and as required by our surety bond provider, we held restricted cash of $9.3 million pledged as collateral related to performance requirements required under indemnity agreements for the Five Forks Mine and the Corbin Facility. We expect that the obligations secured by these surety bonds will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related surety bonds may be released and collateral requirements may be reduced. However, in the event any surety bond is called, our indemnity obligations could require us to reimburse the surety bond provider.
Long Term Requirements
For a discussion of our long-term cash requirements, see Note 4 and Note 5 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.
Critical Accounting Policies and Estimates
Effective April 1, 2026, we changed our accounting policy for costs incurred in connection with planned major maintenance activities ("turnaround" or "TAR") on the Red River Plant from the direct-expense method to the deferral method. Under the deferral method, qualifying costs, including maintenance materials, parts and direct labor directly attributable to the turnaround, are capitalized when incurred and amortized on a straight-line basis over the period until the next scheduled turnaround. We believe that the deferral method is preferable because it better matches qualifying turnaround costs with the periods benefited by the planned major maintenance activities and improves the comparability of our operating results between periods. Under the direct-expense method previously applied, qualifying turnaround costs were expensed entirely in the periods in which they were incurred, although the benefits of the turnaround activities extended through the period until the next scheduled turnaround. We applied the change retrospectively to all periods presented.
Our other critical accounting policies and estimates are reported in Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2025 Form 10-K.
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
(a)the future of our GAC Facility and Corbin Facility and the anticipated timing, results, and conclusions of our overall business optimization review and the actions we may take upon the completion of such review, including efforts to maximize throughput and optimize unit costs;

(b)the anticipated commercial success and efficacy of our new product applications, including PAC for PFAS™;
(c)the anticipated benefits of transitioning away from using Corbin Wetcake to a bituminous proven performance coal as a feedstock for our GAC products in the future;
(d)financial guidance for fiscal year 2026;
(e)the anticipated effects from fluctuations in the pricing of our AC products, including through expansion into higher-value end markets;
(f)expected supply and demand for our AC products and services, including our GAC and PAC for PFAS™ products;
(g)the seasonal impact on our customers and their demand for our products;
(h)the future profitability and sustainability of our PAC business;
(i)our ability to fund our business over the next twelve months;
(j)our ability to monetize our Corbin Facility and access new markets for our feedstocks and other products, including renewable natural gas, asphalt, purified coal, rare earth minerals and synthetic graphite markets;
(k)any future plant development projects, that may be necessary to remediate design flaws in our GAC Facility, and our ability to finance any such projects;
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
(p)the amount, use and timing of future capital expenditures needed to fund our business plan and total anticipated capital expenditures for the current fiscal year;
(q)the adoption and scope of regulations to control certain chemicals in drinking water and other environmental concerns and the impact of such regulations on our customers' and our businesses, including any increase or decrease in demand and sales of our AC products resulting from such regulations;
(r)our near-term priorities and objectives and our long-term outlook regarding the growth of our business; and
(s)the impact of prices of competing power generation sources such as natural gas and renewable energy on demand for our products.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table contains information about common shares that we withheld from delivering to employees during the second quarter of 2026 to satisfy their respective tax obligations related to stock-based awards.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2026	—	$—	N/A	N/A
May 1 to May 31, 2026	—	$—	N/A	N/A
June 1 to June 30, 2026	—	$—	N/A	N/A
Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Arq, Inc., as amended	10-Q	001-37822	3.1	May 8, 2024
3.2	Second Amended and Restated Certificate of Incorporation of Advanced Emissions Solutions, Inc.	10-Q	000-54992	3.1	August 9, 2013
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective February 1, 2024	8-K	001-37822	3.1	January 31, 2024
3.4	Certificate of Designations of Series A Preferred Stock	8-K	001-37822	3.1	February 1, 2023
3.5	Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock of Advanced Emissions Solutions, Inc.	8-K	001-37822	3.1	May 8, 2017
4.1	Ninth Amendment to Tax Asset Protection Plan dated as of April 15, 2026, by and between the Company and Computershare Trust Company, N.A., as rights agent.	8-K	001-37822	4.1	April 17, 2026
10.1	Separation and General Release Agreement by and between Jeremy “Deke” Williamson and Arq, Inc., effective as of April 28, 2026.	8-K	001-37822	10.1	May 1, 2026
10.2	Separation and General Release Agreement by and between Jay Voncannon and Arq, Inc., effective as of April 28, 2026.	8-K	001-37822	10.2	May 1, 2026
10.3	Employment Agreement by and between Shimon Steinmetz and Arq, Inc. dated May 26, 2026.***	8-K	001-37822	10.1	May 27, 2026
10.4	Form of Arq, Inc. Inducement Restricted Stock Award Agreement.**	S-8	001-37822	10.1	June 26, 2026
10.5	Form of Arq, Inc. Inducement Performance Stock Unit Agreement.**	S-8	001-37822	10.2	June 26, 2026
10.6	Arq, Inc. 2026 Omnibus Incentive Plan.	8-K	001-37822	10.1	June 11, 2026
10.7	Separation Agreement by and between Stacia Hansen and Arq, Inc., effective as of June 30, 2026.**	8-K	001-37822	10.1	July 2, 2026
10.8	First Amendment to the Employment Agreement, by and between Robert E. Rasmus and Arq, Inc., dated July 23, 2026.**	8-K	001-37822	10.1	July 23, 2026
10.9	Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units, by and between Robert E. Rasmus and Arq, Inc., dated July 23, 2026 (Time-Based RSUs).**	8-K	001-37822	10.2	July 23, 2026
10.10	Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units, by and between Robert E. Rasmus and Arq, Inc., dated July 23, 2026 (Performance-Based RSUs).**	8-K	001-37822	10.3	July 23, 2026
10.11	Inducement Award Amendment, by and between Robert E. Rasmus and Arq, Inc., dated July 17, 2026.**	8-K	001-37822	10.4	July 23, 2026
18.1	Preferability Letter from Independent Registered Public Accounting Firm, dated August 10, 2026.*
31.1	Certification of Principal Executive Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Principal Financial Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Arq, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
95.1	Mine Safety Disclosure Exhibit*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
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

Arq, Inc.
(Registrant)

August 10, 2026	By:	/s/ Robert Rasmus
Robert Rasmus
Chief Executive Officer
(Principal Executive Officer)

August 10, 2026	By:	/s/ Shimon Steinmetz
Shimon Steinmetz
Chief Financial Officer
(Principal Financial Officer)