Form 10-Q
period 2026-09-30
Arq, Inc.
filed 2026-11-04
CIK 1515156

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes  ☐    No  ☒
As of November 2, 2026, there were 44,189,360 outstanding shares of Arq, Inc. common stock, par value $0.001 per share.

Part I. – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Arq, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in thousands, except share data)	September 30, 2026	December 31, 2025 As Adjusted (1)
ASSETS
Current assets:
Cash	$7,752	$6,573
Receivables, net	20,207	14,980
Inventories, net	17,257	15,895
Prepaid expenses and other current assets	5,724	6,404
Total current assets	50,940	43,852
Restricted cash, long-term	11,301	8,467
Property, plant and equipment, net of accumulated depreciation of $37,366 and $28,375, respectively	136,299	143,154
Other long-term assets, net	34,866	35,501
Total Assets	$233,406	$230,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,850	$15,269
Revolving credit facility	19,206	18,950
Current portion of long-term debt obligations	1,051	1,063
Other current liabilities	7,385	7,015
Total current liabilities	42,492	42,297
Long-term debt obligations, net of current portion	7,960	8,452
Other long-term liabilities	11,055	11,868
Total Liabilities	61,507	62,617
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: par value of $0.001 per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock: par value of $0.001 per share, 100,000,000 shares authorized, 48,789,487 and 47,348,394 shares issued, and 44,171,341 and 42,730,248 shares outstanding at September 30, 2026 and December 31, 2025, respectively	48	47
Treasury stock, at cost: 4,618,146 and 4,618,146 shares as of September 30, 2026 and December 31, 2025, respectively	(47,692)	(47,692)
Additional paid-in capital	204,693	201,784
Retained earnings	14,850	14,218
Total Stockholders’ Equity	171,899	168,357
Total Liabilities and Stockholders’ Equity	$233,406	$230,974
(1) Adjusted to reflect the retrospective change in accounting method for planned major maintenance costs as described in Note 1. See Note 12 for reconciliation to previously reported amounts.

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025 As Adjusted (1)	2026	2025 As Adjusted (1)
Revenue	$38,209	$35,074	$97,145	$90,905

Cost of revenue, exclusive of depreciation and amortization	23,040	24,965	60,526	61,363

Operating expenses:
Selling, general and administrative	7,152	4,624	21,310	16,595
Research and development	754	2,566	2,694	6,137
Depreciation, amortization, depletion and accretion	4,113	3,994	10,520	9,132
Loss on sale of assets	25	—	315	118
Total operating expenses	12,044	11,184	34,839	31,982
Operating income (loss)	3,125	(1,075)	1,780	(2,440)
Other (expense) income:
Interest expense	(771)	(587)	(2,224)	(1,905)
Other income	148	773	1,076	1,054
Total other (expense) income	(623)	186	(1,148)	(851)
Income (loss) before income taxes	2,502	(889)	632	(3,291)
Income tax expense	—	—	—	—
Net income (loss)	$2,502	$(889)	$632	$(3,291)
Income (loss) per common share (Note 1):
Basic	$0.06	$(0.02)	$0.02	$(0.08)
Diluted	$0.06	$(0.02)	$0.01	$(0.08)
Weighted-average number of common shares outstanding:
Basic	42,330	41,606	42,053	41,478
Diluted	42,949	41,606	42,738	41,478
(1) Adjusted to reflect the retrospective change in accounting method for planned major maintenance costs as described in Note 1. See Note 12 for reconciliation to previously reported amounts.

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2026, as adjusted (1)	47,348,394	$47	(4,618,146)	$(47,692)	$201,784	$14,218	$168,357
Stock-based compensation	165,890	—	—	—	891	—	891
Repurchase of common shares to satisfy minimum tax withholdings	(19,880)	—	—	—	(200)	—	(200)
Net loss, as adjusted (1)	—	—	—	—	—	(1,137)	(1,137)
Balances, March 31, 2026, as adjusted (1)	47,494,404	$47	(4,618,146)	$(47,692)	$202,475	$13,081	$167,911
Stock-based compensation	11,648	—	—	—	1,043	—	1,043
Net loss	—	—	—	—	—	(733)	(733)
Balances, June 30, 2026	47,506,052	$47	(4,618,146)	$(47,692)	$203,518	$12,348	$168,221
Stock-based compensation	1,286,993	1	—	—	1,183	—	1,184
Repurchase of common shares to satisfy minimum tax withholdings	(3,558)	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	2,502	2,502
Balances, September 30, 2026	48,789,487	$48	(4,618,146)	$(47,692)	$204,693	$14,850	$171,899
(1) Adjusted to reflect the retrospective change in accounting method for planned major maintenance costs as described in Note 1. See Note 12 for reconciliation to previously reported amounts.

	Common Stock		Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, January 1, 2025, as adjusted (1)	46,639,930	$47	(4,618,146)	$(47,692)	$198,487	$67,772	$218,614
Stock-based compensation	142,683	—	—	—	736	—	736
Repurchase of common shares to satisfy minimum tax withholdings	(214)	—	—	—	(42)	—	(42)
Net loss, as adjusted (1)	—	—	—	—	—	(33)	(33)
Balances, March 31, 2025, as adjusted (1)	46,782,399	$47	(4,618,146)	$(47,692)	$199,181	$67,739	$219,275
Stock-based compensation	414,763	—	—	—	734	—	734
Repurchase of common shares to satisfy minimum tax withholdings	(958)	—	—	—	(6)	—	(6)
Net loss, as adjusted (1)	—	—	—	—	—	(2,369)	(2,369)
Balances, June 30, 2025, as adjusted (1)	47,196,204	$47	(4,618,146)	$(47,692)	$199,909	$65,370	$217,634
Stock-based compensation	113,436	—	—	—	1,053	—	1,053
Repurchase of common shares to satisfy minimum tax withholdings	(2,029)	—	—	—	(14)	—	(14)
Net loss, as adjusted (1)	—	—	—	—	—	(889)	(889)
Balances, September 30, 2025, as adjusted (1)	47,307,611	$47	(4,618,146)	$(47,692)	$200,948	$64,481	$217,784
(1) Adjusted to reflect the retrospective change in accounting method for planned major maintenance costs as described in Note 1. See Note 12 for reconciliation to previously reported amounts.

See Notes to the Condensed Consolidated Financial Statements.

Arq, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025 As Adjusted (1)
Cash flows from operating activities
Net income (loss)	$632	$(3,291)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, depletion and accretion	10,520	9,132
Stock-based compensation expense	3,118	2,523
Operating lease expense	2,094	1,797
Loss on sale of long-term assets, net	315	118
Amortization of debt discount and debt issuance costs	313	266
Other non-cash items, net	(112)	(942)
Changes in operating assets and liabilities:
Receivables	(5,227)	1,196
Prepaid expenses and other assets	386	(2,326)
Inventories	(882)	2,906
Other long-term assets, net	(2,552)	(2,367)
Accounts payable and accrued expenses	(22)	(8,900)
Other current liabilities	666	687
Operating lease liabilities	(1,352)	(435)
Other long-term liabilities	(212)	(336)
Net cash provided by operating activities	7,685	28
Cash flows from investing activities
Acquisition of property, plant, equipment and intangible assets, net	(2,753)	(7,793)
Acquisition of mine development costs	(349)	(292)
Distributions from equity method investee in excess of cumulative earnings	145	238
Net cash used in investing activities	(2,957)	(7,847)
Cash flows from financing activities
Borrowings on revolving credit facility	94,628	96,683
Repayments of revolving credit facility	(94,372)	(94,560)
Principal payments on notes payable	(572)	(592)
Repurchase of common stock to satisfy tax withholdings	(208)	(62)
Principal payments on finance lease obligations	(191)	(392)
Net cash (used in) provided by financing activities	(715)	1,077
Increase (decrease) in Cash and Restricted Cash	4,013	(6,742)
Cash and Restricted Cash, beginning of period	15,040	22,235
Cash and Restricted Cash, end of period	$19,053	$15,493
Supplemental disclosure of non-cash investing and financing activities:
Accrued purchases for property and equipment	$551	$1,279
Acquisition of property and equipment under finance lease	$242	$—
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
Change in Accounting Principle
Effective April 1, 2026, the Company changed its method of accounting for costs incurred in connection with planned major maintenance activities (“turnaround”) on its Red River Plant from the direct-expense method to the deferral method. Turnarounds are scheduled and required shutdowns of Red River Plant operations during which the Company performs planned major maintenance activities. Under the deferral method, qualifying costs, including maintenance materials, parts and direct labor directly attributable to the turnaround, are capitalized when incurred and amortized on a straight-line basis over the period until the next scheduled turnaround. Routine repair and maintenance costs are expensed as incurred.
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
Income (Loss) Per Common Share
Basic income (loss) per common share is computed using the weighted-average number of shares of the Company's common stock outstanding during the reporting period. Diluted income (loss) per common share is computed in a manner consistent with that of basic income (loss) per common share, while considering the impact of common stock equivalents from other potentially dilutive securities.
For the three and nine months ended September 30, 2026 and September 30, 2025, potentially dilutive securities consist of unvested restricted stock awards ("RSAs"), restricted stock units ("RSUs"), stock options, and contingent performance stock units ("PSUs").
The following table sets forth the calculations of basic and diluted income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025 As Adjusted (1)	2026	2025 As Adjusted (1)
Net income (loss)	$2,502	$(889)	$632	$(3,291)

Basic weighted-average number of common shares outstanding	42,330	41,606	42,053	41,478
Add: dilutive effect of equity instruments	619	—	685	—
Diluted weighted-average common shares outstanding	42,949	41,606	42,738	41,478
Income (loss) per common share - basic	$0.06	$(0.02)	$0.02	$(0.08)
Income (loss) per common share - diluted	$0.06	$(0.02)	$0.01	$(0.08)
(1) Adjusted to reflect the retrospective change in accounting method for planned major maintenance costs as described in Note 1. See Note 12 for reconciliation to previously reported amounts.
For the three and nine months ended September 30, 2026, potentially dilutive securities of 1.8 million and 1.7 million shares of common stock, respectively, are outstanding but are not included in the calculation of diluted income (loss) per common share because the effect would be anti-dilutive. For the three and nine months ended September 30, 2025, potentially dilutive securities of 2.7 million and 2.6 million shares of common stock, respectively, are outstanding but are not included in the calculation of diluted income (loss) per common share because the effect would be anti-dilutive.
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
Seasonality
The timing of the sale of the Company's consumable products is dependent upon several factors. Power generation is weather dependent, with electricity and steam production varying in response to heating and cooling demands. Extended high temperatures during the summer months and extended low temperatures during the winter months may increase coal consumption for electricity generation, which may increase demand for the Company's mercury control products. Additionally, power generating units routinely schedule maintenance outages in the spring and/or fall depending on the operation of their boilers. During such outages, which may range from one week to over a month, the Company's product sales may decrease.
Demand for the Company's water purification products is driven largely by municipal water treatment facilities. Depending on weather conditions and other environmental factors, demand for these products has historically been highest during the summer

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
months. One of the major uses for PAC is for the treatment of taste and odor impurities caused by organic contaminants and natural materials in water that predominantly degrade during the summer months. Additionally, periods of heavy rainfall also generally increase demand from water municipalities due to increased impurities and water volume from rain run-off. As a result of these factors, the Company's revenue is generally higher in the first and third fiscal quarters, during the colder and warmer months of the year.
The Company's revenue and sales volumes are highly dependent upon the level of coal consumption at coal-fired power plants, which in turn is significantly affected by the prices of competing power generation sources, such as natural gas and renewables. During periods of low natural gas prices, natural gas provides a competitive alternative to coal-fired power generation, and coal consumption for power generation may decrease, which in turn reduces the demand for the Company's products. Conversely, during periods of higher prices for competing power generation sources, coal consumption generally increases, which generally increases demand for the Company's products. Also, monitoring requirements and impending regulations around emerging drinking water contaminants, such as PFAS, also known as “Forever Chemicals”, will also escalate the use of AC, such as the Company’s PAC products.
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
Note 2 - Inventories, net
The following table summarizes the Company's inventories as of September 30, 2026 and December 31, 2025:

	As of
(in thousands)	September 30, 2026	December 31, 2025
Product inventory, net	$10,452	$10,403
Raw material inventory	6,805	5,492
Total inventories, net	$17,257	$15,895
Note 3 - Revenue
For the three and nine months ended September 30, 2026 and 2025, all material performance obligations related to revenue recognized were satisfied at a point in time.

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
Contract assets
Contract assets comprise unbilled receivables from customers and are included in Receivables, net in the Condensed Consolidated Balance Sheets. Unbilled receivables represent a conditional right to consideration in exchange for goods or services transferred to a customer. The Company did not have material unbilled receivables or other contract assets outstanding as of September 30, 2026 and December 31, 2025.
The following table shows the components of the Company's Receivables, net:

	As of
(in thousands)	September 30, 2026	December 31, 2025
Trade receivables, net	$19,962	$14,830
Other	245	150
Receivables, net	$20,207	$14,980
As of January 1, 2025, Trade receivables, net and Other receivables were $13.3 million and $1.6 million, respectively.
Contract liabilities
Contract liabilities comprise deferred revenue, which represents an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer and, if deliverable within one year or less, are included in "Other current liabilities" in the Condensed Consolidated Balance Sheets and, if deliverable outside of one year, are included in "Other long-term liabilities" in the Condensed Consolidated Balance Sheets. The Company did not have material contract liabilities outstanding as of September 30, 2026 and December 31, 2025.
Note 4 - Debt Obligations

	As of
(in thousands)	September 30, 2026	December 31, 2025
Revolving credit agreement	$19,206	$18,950
CTB Loan due January 2036	8,010	8,403
Finance lease obligations	370	319
Other	851	1,031
	28,437	28,703
Unamortized debt discounts	(24)	(24)
Unamortized debt issuance costs	(196)	(214)
	28,217	28,465
Less: Current maturities	(20,257)	(20,013)
Total long-term debt obligations	$7,960	$8,452
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
including, without limitation, all inventory, equipment, accounts, intellectual property and other assets, subject to certain negotiated exceptions.
Borrowings under the Revolving Credit Facility currently bear interest at the Standard Overnight Financing Rate (SOFR) plus an applicable margin of 5.00% per annum, subject to a SOFR floor of 2.50% per annum. In addition to paying interest on the outstanding loans under the Revolving Credit Facility, the Company is also required to pay an unused line fee equal to 0.50% per annum in respect of unused commitments under the Revolving Credit Facility, a fee for failure to maintain a minimum balance under the Revolving Credit Facility, a collateral management fee equal to 0.25% per annum of the amount outstanding under the Revolving Credit Facility, and certain other customary fees related to the Lender's administration of the Revolving Credit Facility. If the Revolving Loan Commitment is terminated or permanently reduced prior to its maturity date, the Company is required to pay certain prepayment fees in an amount equal to (i) 1.00% of the terminated amount of the Revolving Loan Commitment in the second year following the Closing Date, (ii) 0.50% of the terminated amount of the Revolving Loan Commitment in the third year following the Closing Date and (iii) 0.00% at any time thereafter.
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
On each of May 6, 2025, December 9, 2025, January 28, 2026, and February 27, 2026, the Company entered into amendments to the Revolving Credit Agreement, all of which provided for, among other things, a revision to the borrowing availability calculation and a reduction in the minimum liquidity requirement for the period beginning May 6, 2025 through March 31, 2026. On March 31, 2026, the Company entered into an amendment to the Revolving Credit Agreement, which provided for, among other things, the replacement of the existing minimum liquidity covenant with a $2.5 million availability reserve requirement, which will increase to $5.0 million beginning in January 2027, the addition of certain eligible equipment and Rolling Stock (as defined in the Revolving Credit Agreement) to the borrowing availability calculation included in the Revolving Credit Agreement, and certain amendments to the definition of Eligible Accounts, which allowed for higher single customer concentration until August 2026.
As of September 30, 2026, the Company's net borrowings under the Revolving Credit Facility totaled $19.2 million.
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
Note 5 - Leases
The Company's operating and finance lease right-of-use ("ROU") assets and liabilities as of September 30, 2026 and December 31, 2025 consisted of the following items:

	As of
(in thousands)	September 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets, net of accumulated amortization (1)	$5,719	$6,793

Operating lease obligations, current	$2,512	$2,842
Long-term operating lease obligations	5,064	6,086
Total operating lease obligations	$7,576	$8,928

Finance Leases
Finance lease right-of-use assets, net of accumulated amortization (2)	$332	$276

Finance lease obligations, current	$189	$231
Long-term finance lease obligations	181	88
Total finance lease obligations	$370	$319
(1) Operating lease ROU assets are reported net of accumulated amortization of $8.7 million and $6.6 million as of September 30, 2026 and December 31, 2025, respectively.
(2) Finance lease ROU assets are reported net of accumulated amortization of $2.7 million and $2.8 million as of September 30, 2026 and December 31, 2025, respectively.
Operating leases
ROU assets under operating leases are included in the "Other long-term assets" line item, and operating lease liabilities are included in "Other current liabilities" and "Other long-term liabilities" line items, respectively, in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.
Lease expense for operating leases for the three and nine months ended September 30, 2026 was $1.5 million and $4.3 million, respectively. Of these amounts, $1.3 million and $3.6 million were included in the "Cost of revenue, exclusive of depreciation and amortization" line item, and $0.2 million and $0.7 million were included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026, respectively.
Comparatively, lease expense for operating leases for the three and nine months ended September 30, 2025 was $1.4 million and $3.8 million, respectively. Of these amounts, $1.2 million and $3.2 million were included in the "Cost of revenue, exclusive of depreciation and amortization" line item, and $0.2 million and $0.6 million were included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025, respectively.
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
Finance leases
ROU assets under finance leases are included in the "Property, plant and equipment" line item, and finance lease liabilities are included in the "Current portion of long-term debt" and "Long-term debt, net of current portion" line items, respectively, in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Interest expense related to finance lease obligations and amortization of ROU assets under finance leases are included in the "Interest expense" and "Depreciation, amortization, depletion and accretion" line items, respectively, in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025.
Lease financial information as of and for the three and nine months ended September 30, 2026 and 2025 is provided in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$64	$124	$186	$341
Interest on lease liabilities	27	33	79	104
Operating lease cost	867	924	2,641	2,685
Short-term lease cost	544	395	1,436	928
Variable lease cost (1)	73	76	236	162
Total lease cost	$1,575	$1,552	$4,578	$4,220

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			$79	$104
Operating cash flows from operating leases			$2,386	$1,801
Financing cash flows from finance leases			$191	$392
Right-of-use assets obtained in exchange for new finance lease liabilities			$242	$—
Right-of-use assets obtained in exchange for new operating lease liabilities			$1,034	$1,366
Weighted-average remaining lease term - finance leases			3.0 years	1.5 years
Weighted-average remaining lease term - operating leases			3.7 years	6.8 years
Weighted-average discount rate - finance leases			8.8%	8.9%
Weighted-average discount rate - operating leases			9.3%	11.9%
(1) Primarily includes common area maintenance, property taxes and insurance payable to lessors.
Note 6 - Commitments and Contingencies
Surety Bonds and Restricted Cash
As the owner of the Five Forks Mine, the Company is required to post a surety bond with a regulatory commission related to performance requirements associated with the Five Forks Mine. As of September 30, 2026, the amount of this surety bond was $7.5 million.
The Company leases land adjacent to the Corbin Facility and is required to post surety bonds with a regulatory commission for reclamation. As of September 30, 2026, the amount of these surety bonds was $3.0 million.
The Company holds permits for an inactive mine in West Virginia ("Mine 4") and is required to post a surety bond with a regulatory commission for reclamation. As of September 30, 2026, the amount of this surety bond was $0.7 million.
As of September 30, 2026 and December 31, 2025, the Company posted cash collateral of $9.3 million and $8.5 million, respectively, as required by the Company's surety bond providers, which is reported as long-term restricted cash in the Condensed Consolidated Balance Sheets. As of September 30, 2026, the Company holds a deposit of $0.4 million with a third party for collateral as required under a bonding arrangement for Mine 4. This deposit is included in "Other long-term assets, net" in the Condensed Consolidated Balance Sheets as of September 30, 2026.
From time to time, the Company will enter into customer supply agreements which require the Company to obtain performance bonds equal to the annual contract values. The most significant of these was renewed January 1, 2026 and requires the Company to post a performance bond in an amount equal to the annual contract value of $4.0 million. As of September 30,

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2026, the remaining commitment under this customer contract, which expires on December 31, 2026, was approximately $1.0 million.
The Company currently holds $2.0 million of deposits held in reserve with CTB related to the CTB loan, which is reported as long-term restricted cash in the Condensed Consolidated Balance Sheets as of September 30, 2026.
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
(Unaudited)
Note 7 - Supplemental Financial Information
Supplemental Balance Sheet Information
The following table summarizes the components of Prepaid expenses and other current assets and Other long-term assets, net as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	September 30, 2026	December 31, 2025 As Adjusted (1)
Prepaid expenses and other current assets:
Prepaid expenses	$2,732	$2,959
Prepaid lender fees, net (2)	1,317	1,472
Prepaid taxes and tax refunds	143	147
Other	1,532	1,826
Total prepaid expenses and other current assets	$5,724	$6,404

Other long-term assets, net:
Spare parts, net	$10,452	$11,017
Mine development costs, net	6,692	6,763
Right of use assets, operating leases, net	5,719	6,793
Upfront Customer Consideration (3)	5,100	5,639
Deferred plant turnaround costs, net (4)	2,046	394
Mine reclamation asset, net	1,550	1,645
Intangible assets, net	577	570
Other	2,730	2,680
Total other long-term assets, net	$34,866	$35,501
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
(3) Represents remaining balances on consideration paid to two customers ("Upfront Customer Consideration") under long-term supply contracts, which were executed in 2020 and 2025. The Upfront Customer Consideration asset for each long-term supply contract is amortized as a reduction to revenue on a straight-line basis over the expected 15-year and 5-year contractual periods, respectively, of the contracts.
(4) Represents costs incurred in connection with planned major maintenance activities, which currently includes maintenance materials, parts and direct labor directly attributable to the Company's plant turnaround in April 2026 for the period ended September 30, 2026, and the trailing deferred plant turnaround costs, net directly attributable to the Company's plant turnaround in April 2024 for the period ended December 31, 2025 (as adjusted). This asset is being amortized on a straight-line basis over the expected two-year period until the Company's next planned turnaround event.
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
As of September 30, 2026 and December 31, 2025, Other includes the Highview Investment in the amount of $0.6 million that is carried at cost, less impairment, plus or minus observable changes in price for identical or similar investments of the same issuer.

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table details the components of Other current liabilities and Other long-term liabilities as presented in the Condensed Consolidated Balance Sheets:

	As of
(in thousands)	September 30, 2026	December 31, 2025
Other current liabilities:
Current portion of operating lease obligations	$2,512	$2,842
Sales, use and other taxes payable	1,532	1,304
Current portion of mine reclamation liability	1,037	1,037
Other	2,304	1,832
Total other current liabilities	$7,385	$7,015

Other long-term liabilities:
Mine reclamation liabilities	$5,991	$5,719
Operating lease obligations, long-term	5,064	6,086
Other	—	63
Total other long-term liabilities	$11,055	$11,868
As of September 30, 2026 and December 31, 2025, the ARO related to the Five Forks Mine is included in Other long-term liabilities.
The Mine reclamation liabilities represent AROs. Changes in the AROs were as follows:

	As of
(in thousands)	September 30, 2026	December 31, 2025
Asset retirement obligations, beginning of period	$6,756	$6,279
Accretion	422	513
Liabilities settled	(150)	(177)
Changes due to scope and timing of reclamation	—	141
Asset retirement obligations, end of period	7,028	6,756
Less current portion	1,037	1,037
Asset retirement obligations, long-term	$5,991	$5,719

Supplemental Income Statement Information
Tinuum Group, LLC
As of September 30, 2026 and December 31, 2025, the Company's ownership interest in Tinuum Group, an equity method investment, was 42.5%. For the three and nine months ended September 30, 2026, the Company recognized earnings from Tinuum Group of zero and $0.1 million, respectively, in Other income. For the three and nine months ended September 30, 2025, the Company recognized earnings from Tinuum Group of $0.1 million and $0.2 million, respectively. These amounts are presented as a component of Other income on the Condensed Consolidated Statements of Operations. In 2026, Tinuum Group, LLC has continued to wind down its operations.
For the three and nine months ended September 30, 2026, the Company recognized expense of $0.2 million and $0.4 million, respectively, in Cost of revenue, exclusive of depreciation and amortization, related to royalties owed to Tinuum Group under an agreement for certain of the Company's sales of M-ProveTM products. Comparatively, for the three and nine months ended September 30, 2025, the Company recognized expense of $0.1 million and $0.3 million, respectively, in Cost of revenue, exclusive of depreciation and amortization, related to these royalties.

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
Note 9 - Stock-Based Compensation
The Company grants equity-based awards to employees and non-employee directors that may include, but are not limited to, RSAs, PSUs, RSUs and stock options. Stock-based compensation expense related to manufacturing employees and administrative employees is included in the "Cost of revenue, exclusive of depreciation and amortization" and "Selling, general and administrative" line items, respectively, in the Condensed Consolidated Statements of Operations. Stock-based compensation expense related to non-employee directors is included in the "Selling, general and administrative" line item in the Condensed Consolidated Statements of Operations.
Total stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
RSA expense	$680	$683	$2,173	$1,724
RSU expense	77	—	77	—
PSU expense	416	309	737	618
Stock option expense	11	61	131	181
Total stock-based compensation expense	$1,184	$1,053	$3,118	$2,523

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The amount of unrecognized compensation cost as of September 30, 2026, and the expected weighted-average period over which the cost will be recognized is as follows:

	As of September 30, 2026
(in thousands, except years)	Unrecognized Compensation Cost	Expected Weighted- Average Period of Recognition (in years)
RSA expense	$4,047	2.07
RSU expense	1,147	2.81
PSU expense	2,459	1.65
Total unrecognized stock-based compensation expense	$7,653	2.05
Restricted Stock Awards and Units
RSAs are typically granted with vesting terms of three years. The fair value of RSAs is determined based on the closing price of the Company's common stock on the authorization date of the grant multiplied by the number of shares subject to the stock award. Compensation expense for RSAs is generally recognized on a straight-line basis over the entire vesting period.
A summary of RSA and RSU activity under the Company's various stock compensation plans for the nine months ended September 30, 2026 is presented below:

	Restricted Stock		Weighted-Average Grant Date Fair Value
	Awards	Units	RSAs	RSUs
Non-vested at January 1, 2026	1,068,649	—	$4.97	$—
Granted	1,383,387	600,000	$2.06	$2.04
Vested	(550,984)	—	$4.74	$—
Forfeited	(77,988)	—	$5.48	$—
Non-vested at September 30, 2026	1,823,064	600,000	$2.81	$2.04
Performance Share Units
Compensation expense for PSUs is recognized on a straight-line basis over the applicable service period, which is generally three years, based on the estimated fair value at the date of grant. The estimated fair value at the date of grant is determined using a Monte Carlo simulation model for those PSUs with market-based performance conditions. A summary of PSU activity for the nine months ended September 30, 2026 is presented below:

	Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
PSUs outstanding at January 1, 2026	811,293	$3.34
Granted	1,573,522	$1.67
Vested / Settled (1)	(215,872)	$3.44
Forfeited / Canceled	(495,994)	$1.59
PSUs outstanding at September 30, 2026	1,672,949	$2.27	$3,304	1.63
(1) The number of units shown in the table above is based on target performance. The final number of shares of common stock issued may vary depending on the achievement of market or performance conditions established within the awards, which could result in the actual number of shares issued ranging from zero to a maximum of two times the number of units shown in the above table. For the nine months ended September 30, 2026, 159,132 shares of common stock were issued upon vesting of PSUs, net of shares withheld for settlement of payroll tax withholding obligations.

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
A summary of stock option activity for the nine months ended September 30, 2026 is presented below:

	Number of Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2026	1,000,000	$3.00
Options granted	—	—
Options exercised	—	—
Options expired / forfeited	—	—
Options outstanding at September 30, 2026	1,000,000	$3.00	$—	6.79
Options vested and exercisable at September 30, 2026	1,000,000	$3.00	$—	6.79
Note 10 - Income Taxes
For the three and nine months ended September 30, 2026 and 2025, the Company's income tax expense and effective tax rates are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for rate)	2026	2025	2026	2025
Income tax expense	$—	$—	$—	$—
Effective tax rate	—%	—%	—%	—%
The Company recognized pretax income for the three and nine months ended September 30, 2026, but recognized no income tax expense based on the Company's operating forecast for the year ending December 31, 2026. The Company recognized pre-tax losses for the three and nine months ended September 30, 2025 but recognized no income tax benefit due to the recording of a full valuation allowance on its deferred tax assets. As a result, the effective rate for the three and nine months ended September 30, 2026 and 2025 was zero.
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

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 11 - Segment Reporting
Overall
The Company has one reportable segment – advanced purification technologies or "APT." The APT segment primarily manufactures and sells AC-based environmental remediation products, comprised predominately of PAC and other chemicals used to capture and remove contaminants for coal-fired power generation, industrial, municipal water and air, water, and soil treatment and remediation markets. The Company derives revenue primarily in the U.S. and manages the business activities on a consolidated basis. The Company manufactures the majority of its finished goods at the Red River Plant.
The Company's chief executive officer is its chief operating decision maker ("CODM"). The CODM assesses performance for the APT segment and decides how to allocate resources based on net income (loss) that also is reported on the Condensed Consolidated Statements of Operations as consolidated net income (loss). The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets.
The CODM uses net income (loss) to evaluate income generated from APT assets (return on assets) in deciding how to allocate cash flows from operations within the APT segment. Net income (loss) is used to monitor budget versus actual operating results in assessing performance of the APT segment.
The level of detail used in reviewing operating financial performance and managing the business is contained in the Company's Condensed Consolidated Statements of Operations.
Products and services
The Company operates in one segment, APT, and all revenue reported represents sales of APT products to external customers and are presented in the Condensed Consolidated Statements of Operations.
Geographic areas
The Company is domiciled in the U.S. The table below shows revenue by country for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
United States	$36,521	$33,279	$90,951	$85,219
Canada	1,688	1,795	6,194	5,686
Total	$38,209	$35,074	$97,145	$90,905

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 12 - Change in Accounting Principle
Effective April 1, 2026, the Company changed its method of accounting for costs incurred in connection with planned major maintenance activities, or “turnarounds”, on its Red River Plant from the direct-expense method to the deferral method. The Company retrospectively applied this change in accounting principle to all prior periods resulting in a cumulative effect adjustment at January 1, 2025 to increase Other long-term assets, net and Retained earnings by $1.3 million. The impact of this change on certain financial statement line items in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and the Condensed Consolidated Balance Sheets as of September 30, 2026, were as follows:

(in thousands, except per share data)	As Computed (using Direct-Expense Method)	Effect of Change	As Reported (using Deferral Method)
Condensed Consolidated Statements of Operations, three months ended September 30, 2026
Cost of revenue, exclusive of depreciation and amortization	$23,040	$—	$23,040
Depreciation, amortization, depletion and accretion	3,790	323	4,113
Net income	2,825	(323)	2,502
Income per common share - basic	0.07	(0.01)	0.06
Income per common share - diluted	0.07	(0.01)	0.06

Condensed Consolidated Statements of Operations, nine months ended September 30, 2026
Cost of revenue, exclusive of depreciation and amortization	$62,294	$(1,768)	$60,526
Depreciation, amortization, depletion and accretion	9,588	932	10,520
Net (loss) income	(204)	836	632
Income per common share - basic	—	0.02	0.02
Income per common share - diluted	—	0.01	0.01

Condensed Consolidated Balance Sheets, as of September 30, 2026
Inventories, net	$18,073	$(816)	$17,257
Other long-term assets, net	32,820	2,046	34,866
Retained earnings	13,620	1,230	14,850

Arq, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Certain financial statement line items in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and the Condensed Consolidated Balance Sheets as of December 31, 2025 were adjusted as follows:

(in thousands, except per share data)	As Previously Reported	Effect of Change	As Adjusted
Condensed Consolidated Statements of Operations, three months ended September 30, 2025
Depreciation, amortization, depletion and accretion	$3,758	$236	$3,994
Net loss	(653)	(236)	(889)
Loss per common share - basic	(0.02)	—	(0.02)
Loss per common share - diluted	(0.02)	—	(0.02)

Condensed Consolidated Statements of Operations, nine months ended September 30, 2025
Depreciation, amortization, depletion and accretion	$8,424	$708	$9,132
Net loss	(2,583)	(708)	(3,291)
Loss per common share - basic	(0.06)	(0.02)	(0.08)
Loss per common share - diluted	(0.06)	(0.02)	(0.08)

Condensed Consolidated Balance Sheets, as of December 31, 2025
Other long-term assets, net	$35,107	$394	$35,501
Retained earnings	13,824	394	14,218
Note 13 - Subsequent Events
Unless disclosed elsewhere in the notes to the Condensed Consolidated Financial Statements, there were no significant matters that occurred subsequent to September 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read together with the unaudited Condensed Consolidated Financial Statements and notes of Arq, Inc. ("Arq" or the "Company") included in Item 1 of Part I ("Item 1") of this Quarterly Report and with the audited consolidated financial statements and the related notes of Arq included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").
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
Our primary products are comprised of AC, which is produced from a variety of carbonaceous raw materials. Our AC products include both powdered activated carbon ("PAC") and granular activated carbon ("GAC"). Additionally, we own the Five Forks Mine, a lignite mine located in Saline, Louisiana, that currently supplies the primary raw material for the manufacturing of our products at our facility in Coushatta, Louisiana (the "Red River Plant"). We also control bituminous coal waste reserves and own a manufacturing facility, both located in Corbin, Kentucky (the "Corbin Facility"), and a process to recover and purify the bituminous coal fines. Using the Corbin Facility's manufacturing process, we are able to convert coal waste into a purified, microfine carbon powder ("Corbin Wetcake") for use in high-value applications. On August 6, 2025, we announced that we had successfully commissioned our Red River Plant’s GAC Facility (the "GAC Facility") and produced our first commercial volumes of on-specification GAC product. However, after initial production runs, in December 2025, it became clear that ramp-up to nameplate capacity could not be accomplished without further modifications to the existing systems because of design flaws in our GAC Facility. In March 2026, we decided to pause GAC production, continue to idle the Corbin Facility as a cost saving measure, and launch an engineering and production process optimization review, including an evaluation of potential GAC Facility design modifications and production economics at different scales. Additionally, we now expect to transition away from using Corbin Wetcake to a bituminous coal feedstock with proven performance upon resuming production of our bituminous GAC products.
We continue to believe that Corbin Wetcake has the potential to enable us to access new markets and applications. We intend to secure customer interest in Corbin Wetcake as an additive into other markets, such as a component for asphalt road pavement, or for use in the purified coal for energy generation applications. These applications are currently in early stages of proof-of-concept testing or preliminary customer testing.
Drivers of Demand and Key Factors Affecting Profitability
Demand for our products, as well as key factors that affect our profitability and operating results are influenced by: (1) changes in our manufacturing production and sales volumes; (2) changes in price and product mix; (3) changes in coal-fired dispatch and electricity power generation sources; (4) changes in demand for contaminant removal within water treatment facilities; (5) changes in environmental regulations; and (6) state or municipal approval and customer acceptance of our new products.
For the three and nine months ended September 30, 2026, we experienced an increase in demand for our products from certain coal-fired dispatch and electricity power generation customers compared to the same period in 2025. Demand for power generation has grown and continues to grow driven by macroeconomic trends. We expect that natural gas prices will remain relatively consistent through 2026 at elevated levels due to increased demand for liquified natural gas exports, and conflict in the Middle East impacting supply, partially offset by increases in anticipated natural gas inventory levels. Furthermore, under rules promulgated by the United States Environmental Protection Agency (the “EPA”), beginning April 2027 public water systems will be required to report the level of PFAS contamination in their water with the goal of reducing such levels to four parts per trillion by 2029 or 2031. We expect that the requirement to publish PFAS contamination may have a material impact on our results of operations in the near term as public water systems utilize our products, such as our PAC for PFAS™ product, to reduce the level of PFAS present in their water.
GAC Production
The decision to pause GAC production, continue idling the Corbin Facility as a cost saving measure, and launch an engineering and production process optimization review was made in March 2026, following the review of independent testing results received in January 2026. This testing demonstrated that the thermal oxidizer in place for processing off-gas treatment could only support approximately 15 million pounds of annual GAC production, and would require additional modifications to achieve our original design capacity of 25 million pounds or higher. Our analysis indicates that a 15 million pound per year scenario on a stand-alone basis does not provide sufficient returns to make it economically attractive.
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
This strategic optimization review is effectively complete, and the preferred design, estimated costs, and timing associated with restarting and ramping our GAC Facility up to our target capacity have been determined. As discussed above, we continue to pause production at our GAC Facility and will proceed with further investment when the returns are economically attractive. Because of this, and due to the issues described above, we do not expect GAC Facility production in fiscal year 2026 or 2027.
Results of Operations
For the three and nine months ended September 30, 2026, we recognized net income of $2.5 million and $0.6 million, respectively, compared to net loss of $0.9 million and $3.3 million, respectively, for the three and nine months ended September 30, 2025. The most significant factors impacting results between periods for the three months ended September 30, 2026 and September 30, 2025 were increases in revenue due to demand for our products, partially offset by increases in severance expense related to the previously disclosed departures of certain members of our executive team.
The following sections provide additional information regarding these comparable periods. For comparability purposes, the following tables set forth our results of operations for the periods presented in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report. The current year period to prior year period comparisons of financial results may not be indicative of future financial results.
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue and Cost of revenue
A summary of the components of Revenue and Cost of revenue, exclusive of depreciation and amortization for the three months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Revenue	$38,209	$35,074	$3,135	9%
Cost of revenue, exclusive of depreciation and amortization	$23,040	$24,965	$(1,925)	(8)%
Revenue and Cost of revenue
For the three months ended September 30, 2026, revenue increased from the comparable quarter in 2025 primarily driven by higher sales volumes of our AC products, which contributed additional revenues of approximately $3.8 million. Additionally, higher sales of our other chemicals products during the three months ended September 30, 2026 contributed an increase in revenue of $0.2 million from the comparable quarter in 2025. These increases were partially offset by a decrease in revenue attributable to a decrease in the average selling price between periods and a decrease due to product mix sold, which offset $0.6 million and $0.2 million, respectively, of the increase. The increase due to volumes sold was primarily attributable to sales to customers in the power-generation market, driven by seasonal electricity demand. Our revenues continue to be impacted by electricity demand driven by seasonal weather and power generation needs.
During the three months ended September 30, 2026, our gross margin was favorably impacted by the cost savings associated with the pause in production at our Corbin Facility, which we idled indefinitely as of December 2025. Additionally, our gross margin was favorably impacted by lower maintenance and outside service expenses during the three months ended September 30, 2026, as the comparable period in 2025 included costs attributable to planning and production of our GAC products. These favorable impacts to gross margin were partially offset by an increase in the salaries and wages of our operations personnel, as well as increased utilities costs, for the three months ended September 30, 2026. These factors were primarily responsible for the approximately $1.9 million decrease in Cost of revenue, exclusive of depreciation and amortization for the three months ended September 30, 2026 compared to the comparable quarter in 2025.

We expect that revenue will continue to be positively impacted by demand for our PAC products, including increased demand related to the use of PAC for PFAS treatment. As we have paused production at our GAC Facility at our Red River Plant, we expect that gross margin will continue to improve relative to 2025 as the impact of fixed production costs related to our GAC Facility on our gross margin lessens.
Operating Expenses
A summary of the components of our operating expenses for the three months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025 As Adjusted (1)	($)	(%)
Operating expenses:
Selling, general and administrative	$7,152	$4,624	$2,528	55%
Research and development	754	2,566	(1,812)	(71)%
Depreciation, amortization, depletion and accretion	4,113	3,994	119	3%
Loss on sale of assets	25	—	25	*
	$12,044	$11,184	$860	8%
(1) Adjusted to reflect the retrospective change in accounting method for planned major maintenance costs. See Note 1 and Note 12 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for further discussion.
* Percent change in excess of 100% not considered meaningful.
Selling, General and Administrative
A summary of the components of selling, general and administrative expenses for the three months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Payroll and benefits	$2,879	$1,089	$1,790	*
Legal and professional fees	1,651	1,128	523	46%
General and administrative	2,622	2,407	215	9%
Total Selling, general and administrative	$7,152	$4,624	$2,528	55%
* Percent change in excess of 100% not considered meaningful.
Payroll and benefits
Payroll and benefits expense increased by approximately $1.8 million for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to higher incentive compensation expense. The increase was primarily attributable to higher accrued incentive compensation expense during the three months ended September 30, 2026, resulting from expected company performance relative to established performance targets. Accrued incentive compensation expense was lower during the three months ended September 30, 2025, due to expected company performance relative to the applicable performance targets, further contributing to the increase between periods.
Legal and professional fees
Legal and professional fees increased by approximately $0.5 million for the three months ended September 30, 2026 compared to the corresponding quarter in 2025, primarily due to increased accounting and audit fees and interim executive consulting costs and increased legal fees incurred during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
General and administrative
General and administrative expenses increased by approximately $0.2 million for the three months ended September 30, 2026 compared to the corresponding quarter in 2025, primarily due to increases in expenses related to property taxes, sales, use, and franchise taxes, recruiting costs and outside labor. The increases were partially offset by a decrease in software licensing fees and travel expense.

Research and development
Research and development expense decreased by approximately $1.8 million for the three months ended September 30, 2026 compared to the corresponding quarter in 2025, primarily due to expenses related to outside services engaged and feedstock consumed during initial testing of the GAC Facility during the three months ended September 30, 2025.
Depreciation, amortization, depletion and accretion
Depreciation, amortization, depletion and accretion expense increased by approximately $0.1 million for the three months ended September 30, 2026 compared to the corresponding quarter in 2025, primarily due to planned major maintenance costs capitalized in the second quarter of 2026. The increase is also attributable to depreciation expense related to property, plant and equipment placed in service during August 2025.
Other (Expense) Income
A summary of the components of Other (expense) income for the three months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Other (expense) income:
Interest expense	$(771)	$(587)	$(184)	31%
Other income	148	773	(625)	(81)%
Total other (expense) income	$(623)	$186	$(809)	*
* Percent change in excess of 100% not considered meaningful.
Interest expense
Interest expense increased by approximately $0.2 million for the three months ended September 30, 2026 compared to the corresponding quarter in 2025, primarily due to higher average outstanding balances on the Company's outstanding debt facilities throughout the current quarter.
Other income
Other income decreased for the three months ended September 30, 2026 compared to the corresponding quarter in 2025 primarily due to a gain from insurance proceeds received during the three months ended September 30, 2025.
Income tax expense
For the three months ended September 30, 2026 and 2025, we had pretax income of $2.5 million and pretax loss of $0.9 million, respectively. For the three months ended September 30, 2026, we had an effective tax rate of zero and recorded no income tax expense based on our operating forecast for the year ending December 31, 2026. For the three months ended September 30, 2025, we had an effective tax rate of zero and recorded no income tax benefit due to the recording of a full valuation allowance on our deferred tax assets.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Total Revenue and Cost of revenue
A summary of the components of Revenue and Cost of revenue, exclusive of depreciation and amortization for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Revenue	$97,145	$90,905	$6,240	7%
Cost of revenue, exclusive of depreciation and amortization	$60,526	$61,363	$(837)	(1)%

Revenue and Cost of revenue
For the nine months ended September 30, 2026, revenue increased from the comparable period in 2025 primarily driven by higher sales volumes, which contributed a revenue increase of approximately $5.9 million. The increase in volumes sold was primarily attributable to sales to customers in the industrial and municipal water markets, as well as the power-generation market, driven by increased electricity demand and continued higher natural gas prices between periods. Additionally, sales of our chemical products contributed an increase of $0.4 million in revenue for the nine months ended September 30, 2026 compared to the comparable period in 2025.
For the nine months ended September 30, 2026, gross margin, exclusive of depreciation and amortization, increased from the comparable period in 2025. Gross margin was favorably impacted by decreases in production expenses due to the pause in production at our Corbin Facility, which had begun production in April 2025 and which we idled indefinitely as of December 2025. Additionally, our gross margin was favorably impacted by lower maintenance and outside services during the nine months ended September 30, 2026, as the comparable period in 2025 included costs attributable to the planning of and production at our GAC Facility. These favorable impacts were partially offset by increases in the cost of freight to transport our products, as well as an inventory revaluation charge recorded during the first quarter of 2026. These factors were primarily responsible for the approximately $0.8 million decrease in Cost of revenue, exclusive of depreciation and amortization for the nine months ended September 30, 2026 compared to the comparable period in 2025.
Operating Expenses
A summary of the components of our operating expense for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025 As Adjusted (1)	($)	(%)
Operating expenses:
Selling, general and administrative	$21,310	$16,595	$4,715	28%
Research and development	2,694	6,137	(3,443)	(56)%
Depreciation, amortization, depletion and accretion	10,520	9,132	1,388	15%
Loss on sale of assets	315	118	197	*
	$34,839	$31,982	$2,857	9%
(1) Adjusted to reflect the retrospective change in accounting method for planned major maintenance costs. See Note 1 and Note 12 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for further discussion.
* Percent change in excess of 100% not considered meaningful.
Selling, General and Administrative
A summary of the components of selling, general and administrative expenses for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Payroll and benefits	$6,959	$4,752	$2,207	46%
Legal and professional fees	5,279	4,269	1,010	24%
General and administrative	9,072	7,574	1,498	20%
Total Selling, general and administrative	$21,310	$16,595	$4,715	28%
Payroll and benefits
Payroll and benefits expense increased by approximately $2.2 million for the nine months ended September 30, 2026 compared to the corresponding period in 2025, primarily due to severance expense related to the departure of three members of our executive leadership team and employees terminated at our Corbin Facility, which contributed approximately $0.7 million of additional expense during the nine months ended September 30, 2026. Additionally, incentive compensation expense increased by approximately $0.5 million for the nine months ended September 30, 2026 compared to the corresponding period in 2025 due to expected company performance relative to established performance targets. Stock-based compensation expense increased by $0.4 million between periods, driven by inducement awards granted to new executives, as well as the acceleration of outstanding awards related to the departure of previous executives, not included in the severance expense above. The remaining increase relates to employer payroll tax expense associated with other increases, as well as increases in other benefits expenses.

Legal and professional fees
Legal and professional fees increased by approximately $1.0 million for the nine months ended September 30, 2026 compared to the corresponding period in 2025, primarily due to additional legal and consulting fees incurred in connection with ongoing litigation with our former engineering firm, increased accounting and audit fees, and executive transition costs incurred during the nine months ended September 30, 2026.
General and administrative
General and administrative expenses increased by approximately $1.5 million for the nine months ended September 30, 2026 compared to the corresponding period in 2025, primarily due to increases in insurance, property tax and recruiting expenses. Also contributing to the increase in general and administrative expense were utilities costs related to the Corbin Facility, which are included in general and administrative expenses, however, previously were recorded to Cost of revenue, exclusive of depreciation and amortization.
Research and development
Research and development expense decreased by approximately $3.4 million for the nine months ended September 30, 2026 compared to the corresponding period in 2025. The decrease was primarily due to expenses related to feedstock consumed and outside services engaged during initial testing of the GAC Facility during the nine months ended September 30, 2025.
Depreciation, amortization, depletion and accretion
Depreciation, amortization, depletion and accretion expense increased by approximately $1.4 million for the nine months ended September 30, 2026 compared to the corresponding period in 2025, primarily due to a significant amount of plant and equipment placed in service during the second half of 2025 and additions to our capitalized planned major maintenance costs in the first and second quarters of 2026. These increases were partially offset by decreased depreciation expense related to assets at our Corbin Facility, which were impaired during the fourth quarter of 2025.
Loss on sale of assets
Loss on sale of assets for the nine months ended September 30, 2026 related to the disposal of a piece of machinery, which was replaced during our biannual plant turnaround. Loss on sale of assets for the nine months ended September 30, 2025 related to the disposal of construction assets no longer in use.
Other (Expense) Income
A summary of the components of other income (expense) for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Other (expense) income:
Interest expense	$(2,224)	$(1,905)	$(319)	17%
Other income	1,076	1,054	22	2%
Total other expense	$(1,148)	$(851)	$(297)	35%
Interest expense
Interest expense increased for the nine months ended September 30, 2026 compared to the corresponding period in 2025 primarily due to higher average outstanding balances on the Company's outstanding debt facilities in the current period.
Other income
Other income increased for the nine months ended September 30, 2026 compared to the corresponding period in 2025, which was primarily driven by interest income recorded during the nine months ended September 30, 2026.
Income tax expense
For the nine months ended September 30, 2026 and 2025, we had pretax income of $0.6 million and pretax loss of $3.3 million, respectively. For the nine months ended September 30, 2026, we had an effective tax rate of zero and recorded no income tax expense based on our operating forecast for the year ending December 31, 2026. For the nine months ended September 30, 2025, we had an effective tax rate of zero and recorded no income tax benefit due to the recording of a full valuation allowance on our deferred tax assets.

Non-GAAP Financial Measures
To supplement our financial information presented in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), we provide certain supplemental financial measures, including EBITDA and Adjusted EBITDA, which are measurements that are not calculated in accordance with U.S. GAAP. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and Adjusted EBITDA is defined as EBITDA reduced by non-cash gains, increased by stock-based compensation expense, executive transition and severance (2), GAC Facility pre-production feedstock, other non-cash losses and non-recurring costs and fees. EBITDA and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net loss in accordance with U.S. GAAP as a measure of performance. See below for a reconciliation from net loss, the nearest U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025 As Adjusted (1)	2026	2025 As Adjusted (1)
Net income (loss)	$2,502	$(889)	$632	$(3,291)
Depreciation, amortization, depletion and accretion	4,113	3,994	10,520	9,132
Amortization of Upfront Customer Consideration	180	127	540	381
Interest expense, net	706	586	1,344	1,842
Income tax expense	—	—	—	—
EBITDA	$7,501	$3,818	$13,036	$8,064
Stock-based compensation	1,184	1,053	3,118	2,523
Executive transition and severance (2)	131	—	958	—
Loss on disposal of assets	25	—	315	118
GAC Facility pre-production feedstock (3)	—	982	—	2,879
Gain on insurance recovery	—	(685)	—	(685)
Adjusted EBITDA	$8,841	$5,168	$17,427	$12,899
(1) Adjusted to reflect the retrospective change in accounting method for planned major maintenance costs. See Note 1 and Note 12 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for further discussion.
(2) Represents expenses related to executive severance and separation, as well as legal fees and recruiting costs associated with the CFO, COO and CAO transitions. In addition to these amounts, we also incurred approximately $0.2 million of stock-based compensation associated with executive transition and severance during the nine months ended September 30, 2026, which is included in the Stock-based compensation adjustment above.
(3) Represents expenses related to feedstock utilized in pre-production testing of our GAC Facility during the three and nine months ended September 30, 2025 included within "Research and development" expense in the Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources
Current Resources and Factors Affecting Our Liquidity
As of September 30, 2026, our principal sources of liquidity included:
•cash on hand of $7.8 million, excluding $11.3 million of restricted cash primarily pledged as collateral under a surety bond agreement and escrow for our term loan with Community Trust Bank, Inc. (the "CTB Loan"), described in Note 4 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report;
•availability under our secured revolving credit facility with MidCap Funding IV Trust (the "Revolving Credit Facility"), described in Note 4 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report; and
•cash from operations.
As of September 30, 2026, our principal uses of liquidity included:
•business operating expenses;
•payments on our lease obligations; and
•payments on our debt obligations.
Cash Flows
Cash and restricted cash increased from $15.0 million as of December 31, 2025 to $19.1 million as of September 30, 2026. The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Cash and restricted cash (used in) provided by:
Operating activities	$7,685	$28	$7,657
Investing activities	(2,957)	(7,847)	4,890
Financing activities	(715)	1,077	(1,792)
Net change in cash and restricted cash	$4,013	$(6,742)	$10,755
Cash flow from operating activities
Cash flows provided by operating activities for the nine months ended September 30, 2026 were approximately $7.7 million, which represented an increase of approximately $7.7 million from cash provided by operating activities for the nine months ended September 30, 2025. The net increase in cash flow from operating activities was primarily attributable to an increase in changes in net income (loss), exclusive of non-cash adjustments presented, and working capital, which contributed increases of $7.3 million and $0.4 million, respectively, in cash flow between periods. The increase in the change in working capital between periods was primarily driven by changes in accounts payable and accrued expense balances. These increases were offset by a decrease in the change in Other long-term assets, net, of $0.2 million in cash flow between periods.
Cash flow from investing activities
Cash flows used in investing activities decreased by approximately $4.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily as a result of a decrease in property, plant and equipment additions of $5.0 million from construction activities during the nine months ended September 30, 2025 related to the GAC Facility at our Red River Plant.
Cash flow from financing activities
Cash flows related to financing activities for the nine months ended September 30, 2026 decreased by approximately $1.8 million compared to the nine months ended September 30, 2025, primarily due to a decrease in net borrowings on our Revolving Credit Facility of $1.9 million.

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
Based on current operating levels, we expect that our cash on hand and borrowing availability under the Revolving Credit Facility as of September 30, 2026 will provide sufficient liquidity to fund operations for the next 12 months.
Capital expenditures
During the remainder of 2026, we expect our capital expenditures to primarily relate to operational plant maintenance and improvements.
Surety Bonds
As of September 30, 2026, we had outstanding surety bonds with regulatory commissions totaling $11.2 million primarily related to the Five Forks Mine and the Corbin Facility. As of September 30, 2026, and as required by our surety bond provider, we held restricted cash of $9.3 million pledged as collateral related to performance requirements required under indemnity agreements for the Five Forks Mine and the Corbin Facility. We expect that the obligations secured by these surety bonds will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related surety bonds may be released and collateral requirements may be reduced. However, in the event any surety bond is called, our indemnity obligations could require us to reimburse the surety bond provider.
Long Term Requirements
For a discussion of our long-term cash requirements, see Note 4 and Note 5 of the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.
Critical Accounting Policies and Estimates
Effective April 1, 2026, we changed our accounting policy for costs incurred in connection with planned major maintenance activities ("turnaround") on the Red River Plant from the direct-expense method to the deferral method. Under the deferral method, qualifying costs, including maintenance materials, parts and direct labor directly attributable to the turnaround, are capitalized when incurred and amortized on a straight-line basis over the period until the next scheduled turnaround. We believe that the deferral method is preferable because it better matches qualifying turnaround costs with the periods benefited by the planned major maintenance activities and improves the comparability of our operating results between periods. Under the direct-expense method previously applied, qualifying turnaround costs were expensed entirely in the periods in which they were incurred, although the benefits of the turnaround activities extended through the period until the next scheduled turnaround. We applied the change retrospectively to all periods presented.
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
(a)the future of our GAC Facility, GAC production, and Corbin Facility, as well as our development plans and funding needs associated therewith;
(b)our efforts to improve operating and financial efficiency, maximize throughput, and optimize unit costs;

(c)the anticipated commercial success and efficacy of our new product applications, including PAC for PFAS™, as well as their impact on our future financial results;
(d)the size and future growth of the PFAS remediation market, including the addressable market for our PAC for PFAS™ products;
(e)the future of the coal-fired power generated market;
(f)the anticipated benefits of transitioning away from using Corbin Wetcake to a bituminous proven performance coal as a feedstock for our GAC products in the future;
(g)our financial guidance for fiscal year 2026, as well as our financial goals and anticipated guidance for future fiscal years;
(h)the anticipated effects from fluctuations in the pricing of our AC products, including through expansion into higher-value end markets;
(i)expected supply and demand for our AC products and services, including our PAC for PFAS™ products;
(j)the seasonal impact on our customers and their demand for our products;
(k)the future profitability and sustainability of our PAC business;
(l)our ability to fund our business over the next twelve months;
(m)plans to refinance existing debt;
(n)our ability to monetize our Corbin Facility and access new markets for our feedstocks and other products, including, but not limited to, the asphalt market;
(o)the effectiveness of our technologies and products and the benefits they provide;
(p)the timing and amounts of or changes in future revenue, profits or losses, funding for our business and projects, margins, expenses, earnings, tax rates, cash flows, royalty payment or guarantee obligations, working capital, liquidity and other financial and accounting measures;
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table contains information about common shares that we withheld from delivering to employees during the third quarter of 2026 to satisfy their respective tax obligations related to stock-based awards.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2026	—	$—	N/A	N/A
August 1 to August 31, 2026	3,558	$2.15	N/A	N/A
September 1 to September 30, 2026	—	$—	N/A	N/A
Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Arq, Inc., as amended	10-Q	001-37822	3.1	May 8, 2024
3.2	Second Amended and Restated Certificate of Incorporation of Advanced Emissions Solutions, Inc.	10-Q	000-54992	3.1	August 9, 2013
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective February 1, 2024	8-K	001-37822	3.1	January 31, 2024
3.4	Certificate of Designations of Series A Preferred Stock	8-K	001-37822	3.1	February 1, 2023
3.5	Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock of Advanced Emissions Solutions, Inc.	8-K	001-37822	3.1	May 8, 2017
10.1	First Amendment to the Employment Agreement, by and between Robert E. Rasmus and Arq, Inc., dated July 23, 2026.**	8-K	001-37822	10.1	July 23, 2026
10.2	Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units, by and between Robert E. Rasmus and Arq, Inc., dated July 23, 2026 (Time-Based RSUs).**	8-K	001-37822	10.2	July 23, 2026
10.3	Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units, by and between Robert E. Rasmus and Arq, Inc., dated July 23, 2026 (Performance-Based RSUs).**	8-K	001-37822	10.3	July 23, 2026
10.4	Inducement Award Amendment, by and between Robert E. Rasmus and Arq, Inc., dated July 17, 2026.**	8-K	001-37822	10.4	July 23, 2026
10.5	Employment Agreement, by and between Peter Owino and Arq, Inc., dated August 25, 2026.**,***, †	8-K	001-37822	10.1	August 28, 2026
10.6	Form of Arq, Inc. Inducement Restricted Stock Award Agreement.	S-8	333-298991	10.1	August 28, 2026
31.1	Certification of Principal Executive Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31.2	Certification of Principal Financial Officer of Arq, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Arq, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
95.1	Mine Safety Disclosure Exhibit*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
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

Arq, Inc.
(Registrant)

November 4, 2026	By:	/s/ Robert Rasmus
Robert Rasmus
Chief Executive Officer
(Principal Executive Officer)

November 4, 2026	By:	/s/ Shimon Steinmetz
Shimon Steinmetz
Chief Financial Officer
(Principal Financial Officer)